Form 10-K
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1995-03-31
CIK 850414

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended          December 31, 1994             OR
                                   ------------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          Not Applicable       to
                                   -------------------------     ----------

Commission file number                  0-17840
                         ----------------------------------------------------

                       HANDEX ENVIRONMENTAL RECOVERY, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                22-2941704
--------------------------------             --------------------
(State of other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               No.)


500 Campus Drive, Morganville, New Jersey                        07751
-----------------------------------------                   ---------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (908) 536-8500

Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class           Name of each exchange on which registered

     Not Applicable                -----------------------------------------
-----------------------

     Not Applicable                -----------------------------------------
-----------------------


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                 Title of Class

                               -------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                       ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 1, 1995 was approximately $24,802,968, computed on the basis of the last reported sales price per share ($7.25) of such stock on the NASDAQ National Market System.

The number of shares of the Registrant's Common Stock outstanding as of March 1, 1995 was 6,865,212.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K                       Documents Incorporated
---------------------------------
Part III (Items 10, 11, 12 and 13)      by Reference
                                        Portions of the Registrant's definitive
                                        Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 9, 1995


                       HANDEX ENVIRONMENTAL RECOVERY, INC.
                             INDEX TO ANNUAL REPORT
                                   ON FORM 10K

                                     PART I
Item 1.   Business

          General                                                1
          Environmental
            Services                                             2
            Customers and Marketing                              3
            Competition                                          4
            Environmental Legislation                            4
            Permits, Licenses and Regulatory Approval            5
            Insurance                                            5
            Employees                                            5
          Educational
            Wholly-owned centers and franchising                 6
            Services                                             6
            Customers                                            6
            Marketing                                            7
            Competition                                          7

Item 2.   Properties                                             7

Item 3.   Legal Proceedings                                      7

Item 4.   Submission of Matters to a Vote of Security Holders    7

                                     PART II

Item 5.   Market for Registrant's Common Equity
            and Related Shareholder Matters                      9

Item 6.   Selected Consolidated Financial Data                   9

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations        10

Item 8.   Financial Statements and Supplementary Data            15

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure               16

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant     16

Item 11.  Executive Compensation                                 16

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                       16

Item 13.  Certain Relationships and Related Transactions         16

                                     PART IV

+Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8K                                           16

          SIGNATURES                                             18
                                     PART I
ITEM 1.    BUSINESS

GENERAL
-------

     On August 15, 1994, a newly organized subsidiary of Handex Environmental Recovery, Inc. ("Company"), New Horizons Education Corporation, acquired all of the issued and outstanding shares of New Horizons Franchising, Inc. Simultaneously, a newly organized subsidiary of New Horizons Education Corporation, acquired substantially all of the assets of New Horizons Computer Learning Center, Inc. As a result of these acquisitions, the Company now conducts two distinct lines of business and will report its results in two segments, environmental and educational. The acquisitions mark the Company's first step towards diversification outside its core environmental business.

The discussion that follows and note 10 to the consolidated financial statements (see Item 8) highlight the business conditions and certain financial information specific to each of the two business segments.

ENVIRONMENTAL BUSINESS SEGMENT
------------------------------

     The Company, through subsidiaries of a newly organized subsidiary, Handex Environmental, Inc., (collectively "Handex Environmental") provides a comprehensive solution to hydrocarbon contamination of groundwater and soil due to leaking underground storage tanks, petroleum distribution systems and related contamination sources. Handex Environmental's full service approach addresses the entire remediation process, from detection and delineation to recovery and treatment. Specific services include detailed site assessments, analysis of groundwater and soil contamination, development and installation of on-site recovery systems, permitting services, maintenance and monitoring of recovery systems and complete documentation of all services and systems. Handex Environmental also provides environmental dewatering services to petroleum producers and suppliers. In late 1988 Handex Environmental introduced environmental site assessment services at industrial sites, primarily in the
State of New Jersey.   During 1990, Handex Environmental also increased its
capability to perform other types of remediation projects through the acquisition of sludge dewatering equipment.

     Handex Environmental's primary clients continue to be the major petroleum companies which store petroleum products in underground storage tanks. While the bulk of Handex Environmental's underground storage tank and related services remained concentrated at retail gasoline stations during the fiscal year ended December 31, 1994 ("1994"), Handex Environmental continued to pursue and obtained additional work at bulk petroleum storage terminals, refineries and industrial sites. During 1994, Handex Environmental performed services on over 100 terminals, pipelines and refineries which generated gross revenues of approximately $5,600,000. Handex Environmental intends to continue its marketing efforts in these directions.

     Through 1991, Handex Environmental's net operating revenues grew substantially while it operated primarily in New Jersey, Florida, New England, Maryland and surrounding states. In 1990, Handex Environmental opened area offices in eastern Pennsylvania, Virginia and Gainesville, Florida. In 1991, Handex Environmental continued its expansion by opening area offices in western Pennsylvania; Long Island, New York; Jacksonville, Florida; Chicago, Illinois and Charlotte, North Carolina. Handex Environmental also acquired, through a merger, a small groundwater remediation business in Palm Springs, Florida. In 1993, Handex Environmental opened area offices in Cincinnati, Ohio and Atlanta, Georgia. In 1994, Handex Environmental opened area offices in Golden, Colorado; Wixom, Michigan; Mobile, Alabama; Kansas, Missouri and Batavia, New York. The area offices differ from Handex Environmental's other locations in that they do not have their own remediation capability. When such services are needed, they are provided by Handex Environmental's larger offices or by subcontractors.

     Improved economic conditions in 1994, and an increased demand for environmental services combined with Handex Environmental's sustained marketing efforts contributed to the growth in its net operating revenues compared to 1993. However, price competition remained intense during the year and is expected to continue in the future.

     Handex Environmental believes that the quality and comprehensive nature of its services, its focus on well defined markets, both geographically and in terms of services offered, and the response of governmental authorities to public concern with groundwater contamination are material to the success of its business. Handex Environmental intends to continue its strategy of focusing on its primary service market -- hydrocarbon contamination of groundwater and soil due to leaking underground storage tanks and related contamination sources -- and to grow by entering new geographic markets where there is active enforcement of environmental protection statutes and significant petroleum industry presence, by expanding its focus to include bulk petroleum storage terminals and refineries; by offering its services to a broader range of customers and by continuing to improve operating efficiencies while maintaining a high level of technical quality. In addition, Handex Environmental is expanding its expertise and operations beyond the hydrocarbon remediation contamination services market.

     Handex Environmental currently conducts its groundwater remediation business through eight wholly-owned subsidiaries, Handex of New Jersey, Inc., Handex of Maryland, Inc., Handex of Florida, Inc., Handex of New England, Inc., Handex of the Carolinas, Inc., Handex of Illinois, Inc., Handex of Ohio, Inc. and Handex of Colorado, Inc. In addition, Handex Environmental performs other remediation services, such as sludge dewatering and facility decontamination, through its wholly owned subsidiary, Handex Environmental Management, Inc.

SERVICES
--------

     Site Remediation Services. Handex Environmental provides its clients with comprehensive groundwater and soil remediation services directed at contamination resulting from leaking underground storage tanks, petroleum
distribution systems and related  contamination  sources.   A Handex
Environmental project team includes hydrogeologists, geologists and other professionals working in connection with its operations department, which includes licensed well drillers, treatment system installers and operators.

     A Handex Environmental remediation project begins with the investigation of the contaminated site. Handex Environmental's hydrogeologists and geologists develop a hydrogeological profile of the site by obtaining soil and groundwater samples through a diagnostic monitoring well system. This diagnostic system is designed by the hydrogeologist, installed by a licensed well-drilling team and monitored by staff environmental technicians. The collected samples are sent to independent laboratories for analysis. Through analysis of field data and the results of laboratory analysis of soil and groundwater samples, hydrogeologists determine the extent of the contamination, soil characteristics (such as porosity and permeability) and groundwater flow rate and direction. This information forms the basis for the design of a site recovery system.

     Based on the information generated from its diagnostic monitoring well system and using its technical operational expertise, Handex Environmental designs recovery systems to meet the needs of each site. A typical Handex Environmental groundwater recovery system generally includes hydrocarbon recovery wells, equipped with either double or single pump recovery systems, and water treatment systems designed to address site specific water soluble contamination. Equipment used in a recovery system is often modified by Handex Environmental to enhance its performance and to provide an integrated system. Installation of the recovery system is performed by Handex Environmental's licensed drillers and trained installation technicians. Applicable provisions of Federal, state and local laws require various permits and governmental approvals prior to the installation of the recovery system, and Handex Environmental's permitting department generally obtains the necessary permits and approvals for its customers.

     Once the recovery system is installed, Handex Environmental's environmental technicians monitor the depth and thickness of hydrocarbons above the water table, collect water and soil samples and perform routine inspection, adjustment and maintenance of the recovery system to insure proper operation. Handex Environmental monitors the progress of the recovery system until a remediation project is complete. A project may continue for five to seven years before applicable governmental cleanup standards are achieved. Handex Environmental has over 600 projects currently being monitored. It provides groundwater data and analysis of such data to its customers and in some cases to various regulatory bodies to comply with certain individual state and local regulations.

     Generally, hydrocarbons are recovered by pumping groundwater out of the aquifer in order to induce hydrocarbon flow into the recovery system. Hydrocarbons recovered by pumping are separated from the groundwater and stored on site until properly disposed. However, because certain petroleum products, particularly gasoline, contain water soluble compounds such as benzene, toluene and xylene, the groundwater must be treated prior to discharge back into the environment.

     While several different groundwater treatment techniques may be utilized at a particular site, Handex Environmental's principal water treatment technique is carbon adsorption. In this process, the contaminated water is pumped through one or more vessels containing activated carbon which adsorbs the contaminants. Handex Environmental's carbon vessels are manufactured to its specifications and operate at higher pressures than standard carbon tanks, permitting system operations to remain at desired flow rates. Flow rates below the desired rate may cause a loss of hydraulic control of the contaminant plume and its spread to a larger area of groundwater.

     When carbon adsorption is not an economically feasible water treatment technique, Handex Environmental will use air stripping. Air stripping involves pumping the contaminated water through a spray nozzle and over plastic packing material contained in a steel or fiberglass tower approximately 1 to 4 feet in diameter and up to 20 feet tall. A fan blows air through the tower counter current to the flow of the water, stripping off the contaminants. Due to air quality standards in some states, the contaminants released through air stripping must also be treated.

     An important aspect of the problems caused by hydrocarbon contamination is the vapors that develop in the sediments above the water table. Left unabated, potentially explosive vapors can develop in nearby buildings and utilities. Also, rainwater percolating through soils containing residual hydrocarbons can contribute additional contamination to the aquifer. Accordingly, Handex Environmental performs vapor extraction services as part of the recovery program. Vapor extraction accelerates the recovery program since it removes a potential source of further groundwater contamination from the soil. In order to comply with applicable air pollution regulations, vapors extracted from the soil are often processed through a catalytic converter, which breaks the vapors down into non-hazardous components.

     Emergency Response Capabilities. As a result of Handex Environmental's ability to provide comprehensive groundwater remediation services and the equipment necessary to perform such services, Handex Environmental is often called upon to respond to emergency spills or leaks by its customers or by state or local governmental bodies or agencies. Emergency situations involve the application of the various techniques used by Handex Environmental in providing groundwater remediation services in non-emergency situations. However, due to the need for prompt action as a result of the higher level of contamination which may be present and publicity concerning the problem, Handex Environmental's emergency response services typically involve a substantially greater initial commitment of personnel and equipment than routine projects.

     Environmental Dewatering Services. Handex Environmental provides environmental dewatering services to petroleum producers and suppliers who desire to replace underground storage tanks or petroleum distribution systems in areas where groundwater is located near the surface. Dewatering consists of pumping groundwater in order to reduce the water table elevation in a given area to a level sufficient to permit installation of new underground storage tanks or systems. Water generated during the dewatering process is generally contaminated with soluble components of gasoline and is treated through the use of mobile water treatment units employing separation and carbon adsorption prior to its discharge back into the environment.

     General Site Assessment and Remediation Services. Handex Environmental provides environmental site assessment services to its customers. The areas of environmental concern that need to be investigated in connection with a site assessment include underground storage tanks, groundwater and soil quality, areas of known hazardous spills, drum storage areas, lagoons and loading and unloading areas. In addition, the interiors of buildings on the site must also be examined. As areas of contamination are discovered, a cleanup plan is designed, approved by the appropriate regulatory authorities and implemented.

     Customers for environmental site assessment services have included potential buyers, owners and operators of various industrial and commercial facilities. In addition, banks and other financial institutions that provide financing to such owners and operators, as well as potential acquirers of such facilities, have requested environmental site assessments.

CUSTOMERS AND MARKETING
-----------------------

     Handex Environmental's principal customers are major petroleum companies, which accounted for approximately 86.2%, 84.0% and 80.2% of Handex Environmental's net operating revenues in 1992, 1993 and 1994. Handex Environmental's four largest petroleum company customers, Amoco Oil Company, Exxon Company, U.S.A., Shell Oil Company and Star Enterprises, accounted for 18.3%, 16.2%, 13.2% and 10.3%, respectively, of Handex Environmental's net operating revenues in 1994. Handex Environmental's level of business with those customers increased over its 1993 level, reflecting improved economic conditions and availability of funds for environmental services. The loss of business from any of its major customers could have a material adverse effect on Handex Environmental.

     Handex Environmental currently performs approximately 80% of its work for petroleum companies at retail gasoline stations, although it does perform work at bulk petroleum terminals, pipelines, refineries and industrial sites from time to time. Handex Environmental's non-petroleum customers are primarily industrial clients and/or state and local governmental bodies or agencies which engage Handex Environmental to provide emergency response services. Most of Handex Environmental's jobs for petroleum companies are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. Most customers now require Handex Environmental to bid on certain phases of recovery projects, and Handex Environmental believes that this trend will continue in the future. In addition, many customers of Handex Environmental now purchase certain services and equipment historically provided by or through Handex Environmental as part of its full service approach from other contractors. Handex Environmental believes the unbundling of services, such as laboratory testing and analysis, is an indication of the increasing focus by its customers on containing costs associated with environmental remediation projects.

     Handex Environmental historically charged its customers for the services of its employees on an hourly basis with few budgetary limitations, as well as for the cost of materials and equipment used in connection with its services. Starting in 1993 and continuing into 1994, a majority of Handex Environmental's work was performed under fixed price contracts and unit prices, and it is expected that this trend will continue.

     Handex Environmental historically marketed through its senior professional staff and executives who have focused primarily on existing customers. Since competition in the groundwater remediation services industry has increased substantially the past few years and is likely to continue to increase further, Handex Environmental has significantly increased its marketing function. In August 1993, Handex Environmental hired a Vice President of Sales and Marketing and has committed significantly more monies for sales and marketing activities.

COMPETITION
-----------

     While many companies are engaged in various aspects of the soil and groundwater remediation services industry, only a few provide the full service approach to groundwater remediation provided by Handex Environmental in its principal geographic markets. There are, however, a large number of firms which provide consulting and assessment services with respect to hydrocarbon recovery and soil/groundwater remediation. In addition, a large number of firms perform remediation services, but these firms concentrate their operations on major spills, Superfund site cleanups, and the removal of substances such as polychlorinated biphenols ("PCBs") and asbestos. There are also numerous small independent pump and tank contractors which remove contaminants and transport them to hazardous waste sites or other storage facilities. These contractors collectively have a significant share of the market for such services.

     The increasing focus on lower remediation costs by major consumers of environmental services has heightened competition in the soil/groundwater remediation services industry and this trend will likely continue as the industry matures, as other companies enter the market and expand the range of services which they offer and as Handex Environmental and its competitors move into new geographic markets. For example, major engineering and consulting companies are becoming increasingly involved in the engineering related aspects and subsequent remediation of hazardous waste sites. It is also likely that some of the major consulting firms will expand their groundwater remediation services and compete directly with Handex Environmental. Competition from these larger companies could have a materially adverse effect on Handex Environmental's business. Further, competition from small firms which offer a more limited range of services but which can compete effectively on price has and may continue to adversely affect Handex Environmental's profitability by reducing its margins.

     Handex Environmental historically responded to competition on the basis of its ability to provide a comprehensive response to the problems of soil/groundwater contamination and the quality of its services, rather than on the price of its services. However, Handex Environmental believes that price has now become of primary importance to its customers, and believes that it must compete on this basis. Handex Environmental also believes that, over the long term, the quality of its services will continue to be an important competitive advantage. Accordingly, in attempting to respond to price competition, Handex Environmental will attempt to maintain a high level of technical quality in its services.

ENVIRONMENTAL LEGISLATION
-------------------------

     The current demand for Handex Environmental's soil/groundwater remediation services is a result of a number of overlapping Federal, state and local laws concerned with the protection of human health and the environment, as well as regulations promulgated by administrative agencies thereunder. The principal Federal statutes affecting groundwater include the Safe Drinking Water Act of 1974, the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. One of the more important Federal regulatory developments relating to Handex Environmental's business occurred in September 1988 when the EPA issued comprehensive regulations under RCRA governing underground storage tanks containing hazardous substances or petroleum. Such regulations require the owners of underground storage tanks to upgrade or close existing tanks within 10 years, and to install release detection equipment on existing tanks over a five-year period. Such regulations also require all new tanks which are installed to have protection against spills, overflows and corrosion. In addition, such regulations also prescribe the procedures by which tank owners and operators should investigate and report confirmed or suspected releases from tanks, and if applicable, proceed with corrective actions.

     Many of the foregoing Federal statutes encourage significant state involvement in their administration and enforcement, and various states have been authorized by the Environmental Protection Agency to implement their own underground storage tank programs. Various states have also enacted their own statutes designed to protect and restore environmental quality and to deal directly with the problem of soil and groundwater contamination. The state statutes and regulations are in some cases, different or more stringent than the other Federal statutes, and Handex Environmental believes that statutes and regulations enacted at the state level have had a greater impact on the demand for its services than those enacted at the Federal level. Some examples of such state statutes include New Jersey's Spill Compensation and Control Act, Environmental Clean Up Responsibility Act and its Underground Storage of Hazardous Substances Act, Maryland's Hazardous Substance Spill Response Law, Florida's Water Quality Assurance Act and the Florida Inland Protection Trust Fund. The Florida Inland Protection Trust Fund has recently been revised by the Florida legislature to require site prioritization and prior approval of costs by the Florida Department of Environmental Protection for reimbursement of cleanup expenditures. These revisions of the fund are intended to assure its economic integrity. It is likely that such revisions will have a material adverse effect on Handex Environmental's operations in Forida, and may have a material adverse effect on the Company given the size of Handex Environmental's operations in that state.

PERMITS, LICENSES AND REGULATORY APPROVALS
------------------------------------------

     The installation and operation of remediation systems are subject to various licensing, permitting, approval and reporting requirements imposed by Federal, state and local laws. For example, National Pollutant Discharge Elimination System ("NPDES") permits and other regulatory program permits are typically required in connection with the installation of the recovery system, and the terms of these permits often require ongoing reporting to governmental agencies concerning the operation of the recovery system. Approvals of corrective action plans by the appropriate regulatory agency is increasingly being required before a recovery system can be installed to address contaminated soil and/or groundwater due to a release from an underground storage tank.

     Various state and local laws require the monitoring wells and wells used in the recovery process to be installed by licensed well drillers, and installation of the recovery system may also require compliance with applicable provisions of construction and zoning laws. Some of the states in which Handex Environmental operates require that groundwater recovery systems installed at a facility be operated by licensed wastewater treatment plant operators. Some states have also adopted testing and licensing programs to regulate professionals who typically conduct subsurface investigations and propose remedial action workplans.

     In order to provide a full service approach to subsurface remediation, Handex Environmental employs licensed well drillers, and many of its environmental technicians are licensed wastewater treatment plant operators. In addition, Handex Environmental employs individuals who specialize in obtaining the required Federal, state and local environmental and operational permits necessary for Handex Environmental and its customers to install and operate remediation systems. Handex Environmental also provides the documentation of the recovery process necessary to assist its customers in satisfying applicable reporting requirements.

INSURANCE
---------

     In 1992, the Company purchased an interest in a trade association captive insurance group through which it obtains comprehensive general liability insurance, with coverage limits of $5,000,000, including losses for sudden and accidental pollution damage. While Handex Environmental believes that it operates its business safely and prudently, there can be no assurance that liabilities incurred from a claim for professional liability or some other risk will be covered by insurance or, if covered, that the dollar amount of such liabilities will not exceed coverage limits.

EMPLOYEES
---------

     As of December 31, 1994, Handex Environmental, including the Corporate offices, employed 611 employees. Of these, 329 are skilled professionals (hydrogeologists, geologists, environmental scientists and field technicians), 131 are non-professional technical support personnel, and 151 are administrative and executive personnel.

     Handex Environmental believes that a key factor in its success will be its ability to continue to attract and retain highly skilled professionals. Handex Environmental attempts to meet its need for these professionals both by training hydrogeologists and geologists in the field of hydrocarbon recovery and groundwater cleanup and by recruiting qualified candidates from other companies, governmental agencies and colleges and universities.

     None of Handex Environmental's employees are represented by a labor organization. Handex Environmental considers relations with its employees to be satisfactory.

EDUCATIONAL BUSINESS SEGMENT
----------------------------

     The Company's educational segment is operated through subsidiaries of its newly organized subsidiary, New Horizons Education Corporation (collectively, "New Horizons"). The education segment is comprised of two distinct businesses: one operates computer training centers, while the other supplies a system of instructions, sales and management concepts concerning computer training to independent franchisees.

     New Horizons Training Centers. New Horizons operates computer training facilities in Santa Ana, California; Chicago, Illinois; and New York, New York. In addition, New Horizons holds a minority interest in a joint venture which operates a facility in Cleveland, Ohio. Prior to the Company's acquisition of New Horizons, it operated a single training center in Santa Ana. The other centers were acquired from franchisees subsequent to the acquisition as part of New Horizons' strategic plan to operate training centers in selected major United States markets.

     Through its computer training centers, New Horizons offers comprehensive instruction in the use of personal computers and computer software, including instructor-led courses in software applications, networking and work stations. Each training center is equipped with computer hardware, software, and peripherals, in order to provide students with hands-on training. Students are provided with internally developed coursewares and other training materials purchased by New Horizons from leading software manufacturers under license agreements. Revenues from the computer training centers are derived from training fees paid by clients and proceeds from the sale of training materials related to the computer courses.

     The Company believes there is a nationwide trend toward out-sourcing of computer training. Typical students in a New Horizons' classroom consist of individuals from private employers or various government agencies, which contract with New Horizons to provide training in personal computer and software applications to their personnel. Most of the classes are held at New Horizons' facilities. However, in response to the needs of their customers, New Horizons also provides instructions at client's offices. All training is instructor-led, with approximately 70% being conducted at the training centers and 30% at the client locations.

     Franchising Operations. New Horizons began offering franchise territories in 1992, and as of March 1, 1995, there were 42 operating franchises in the United States, 11 additional franchises sold but not yet operational and 21 operating franchise locations outside the United States. New Horizons sells only one franchise within a defined geographic area. Franchisees pay an initial franchise fee, and royalty fee based on both gross training revenues and gross sales of course materials and publications.

     A new franchise owner undergoes an intensive training program, receiving in-depth instruction in sales, marketing, computer training and the management of a computer training facility. New Horizons also provides franchisees with sales, management and advertising support.

     Customers. Customers for the training provided at New Horizons' operated and franchised training centers are employer-sponsored individuals from a wide range of corporations, professional service organizations, government agencies and municipalities. No single customer accounted for more than 10% of New Horizons revenues during fiscal 1994.

     Marketing. According to the survey conducted by International Data Corporation, the information technology training and education industry generates domestic revenues of approximately $6 billion annually, and will grow approximately 15% annually through 1997. The majority of all company-sponsored computer education and training is currently supplied through the use of in-house training staffs. The Company believes that there is a trend in the United States toward out-sourcing non-core operations such as computer training, as a means of increasing corporate efficiency and competitiveness.

     New Horizons markets its services through the use of aggressive selling
formulas.   Account executives utilize telemarketing technologies to target potential customers. New Horizons has recently established a national account program designed to market computer training services to Fortune 500 companies throughout the United States.

     Competition The information technology training and education industry is highly fragmented. Computer education and training is supplied primarily by in-house training departments, regional personal computer application specialists, such as ExecuTrain, Catapult and Productivity Point International, small local independents, computer dealers and superstores and computer resellers. None of the Company's competitors currently have a national presence.

     The instructor-led computer training markets are locally oriented. Although national marketing efforts are conducted, a training center's success depends upon execution at the local level. Although competitive pricing is important, New Horizons believes that it is a less important competitive factor than the quality of training, flexibility and convenience of service.

     Training Authorization. New Horizon is authorized to provide training by more than 30 software publishers, including Microsoft, Novell, Apple and Sun Microsystems. The authorization agreements are typically short-term in nature and are renewable at the option of the publisher. While New Horizons believes that its relationship with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business.

     Employees. As of December 31, 1994, the Company's educational business segment employed 245 individuals, consisting of 73 computer instructors, 67 account executives and 105 in the administration and executive areas. None of these employees are represented by a labor organization. The Company considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company's corporate headquarters occupy a portion of a 33,000 square foot facility in Morganville, New Jersey, which it shares with two wholly owned subsidiaries, pursuant to a lease which expires in 2003. The lease gives the Company an option to extend its tenancy for the entire facility for an additional five-year period.

     As of December 31, 1994, Handex Environmental conducted business at twenty-one facilities located in the states of New Jersey, New York, Pennsylvania, Maryland, North Carolina, Ohio, Florida, Georgia, Illinois, Massachusetts, Colorado, Michigan, Alabama, and Missouri. Handex Environmental owns facilities in New Jersey and Maryland, while leasing facilities in all locations. Handex's main facility in Florida is owned by a general partnership whose partners are executive officers and Directors of the Company and is covered by a lease which expires in 1999.

     New Horizons' headquarters and primary training center are located in Santa Ana, California, pursuant to a lease which expires in 1997.

     As of December 31, 1994, New Horizons conducted business at leased facilities located in California, Ohio, and Illinois. In February 1995, New Horizons leased a facility in New York where it operates a computer training center.

     The Company believes that its properties are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices if necessary.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in several lawsuits incidental to the ordinary conduct of its business. The Company does not believe that the outcome of any or all these claims will have a material adverse effect upon its business or financial condition or result of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT*

     The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

NAME                     AGE       POSITION

Curtis Lee Smith, Jr.    67        Chairman of the Board  and
                                   Chief Executive Officer

Thomas J. Bresnan        42        President and Chief Operating Officer

P. Craig Modesitt        38        Vice President, Sales and Marketing

Nelson Mossholder        49        Vice President, Operations

Stuart O. Smith          62        Vice Chairman of the Board, Chief Development
Officer                            and Secretary

John T. St. James        48        Vice President, Treasurer and Chief Financial
                                   Officer


     *The description of executive officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

     Set forth below is a brief description of the background of those executive officers of the Company who are not Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth in Part III, Item 10, of the Company's Annual Report on Form 10-K.

JOHN T. ST. JAMES joined the Company in December 1988 and was elected its Treasurer in January 1989, Chief Financial Officer in February 1989 and Vice President in February 1991. Prior to joining the Company, Mr. St. James served as Vice President and Chief Financial Officer for B.A.T.U.S., Inc., an operator of retail concerns, from 1984 to 1987, as Vice President and Chief Financial Officer for the Henri Bendel division of The Limited, Inc., an operator of retail clothing stores, from 1987 to 1988; and as Vice President - Financial Operations/Control for Brooks Fashions, Inc., an operator of retail clothing stores, for a brief period during 1988.

P. CRAIG MODESITT joined the Company in August 1993 and was elected Vice President, Sales and Marketing. From 1979 until that time, he was with Ejector Systems, Inc. as both a founder and Vice President of Sales and Marketing. Ejector Systems, Inc. is a privately-held manufacturer of groundwater remediation equipment.

NELSON MOSSHOLDER joined the Company in August 1994 and was elected Vice President, Operations. Prior to joining the Company, Mr. Mossholder served as Senior Vice President at Envirite Corporation, where he managed their $40 million hazardous waster management business. His twenty-four years of experience includes business development, technical and sales and marketing positions with Laidlaw Environmental, Stablex Corporation and Celanese Corporation.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common stock is traded on the NASDAQ National Market System under the symbol HAND. The following table sets forth the range of high and low bid quotations per share of Common stock from January 1, 1993 through December 31, 1994, as reported by the NASDAQ system.

1994                                            HIGH        LOW
1st Quarter       (January 2 - April 2)         8-1/2       6-1/4
2nd Quarter       (April 3 - July 2)            7-1/2       6
3rd Quarter       (July 3 - October 1)          9-3/8       7
4th Quarter       (October 2 - December 31)     8-5/8       6-1/4

1993
1st Quarter       (January 1 - April 3)         9-3/4       6-1/2
2nd Quarter       (April 4 - July 3)            9           5-3/4
3rd Quarter       (July 4 - October 2)          7-3/4       6-1/4
4th Quarter       (October 3 - January 1,       7-1/2       6-1/2
                  1994)

     As of March 1, 1995, the Company's Common stock was held by 297 holders of record. The Company has never paid cash dividends on its Common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Summary Consolidated Financial Data (in thousands, except per share)

SELECTED CONSOLIDATED          1994(2)      1993        1992       1991       1990
                               -------     ------     -------     ------      -----
  STATEMENTS OF INCOME
DATA:(1)
Total operating revenues      $ 64,773    $ 48,194   $52,098    $62,245    $ 49,860
Subcontractor costs            12,202        9,481     9,657     12,522      10,854
                              ---------   ---------  ---------  ---------  ---------
  Net operating revenues        52,571      38,713    42,441     49,723      39,006
Cost of net operating           33,796      25,911    28,730     27,308      21,357
revenues                      ---------   ---------  ---------  ---------  ---------
  Gross profit                  18,775      12,802    13,711     22,415      17,649
Selling, general and            15,216      10,983    10,935     10,517       8,167
administrative expenses       ---------   ---------  ---------  ---------  ---------
  Operating income               3,559       1,819     2,776     11,898       9,482
Other income (expense), net        343         424       417        134         245
                              ---------   ---------  ---------  ---------  ---------
Income before income taxes       3,902       2,243     3,193     12,032       9.727
Provision for income taxes       1,571         869     1,260      4,717       3,881
                              ---------   ---------  ---------  ---------  ---------
  Net income                  $  2,331    $  1,374   $ 1,933    $ 7,315    $  5,846
                              =========   =========  =========  =========  =========
Net income per share of
  Common stock(3)             $    .34    $    .20   $   .28    $  1.06    $    .88
                              =========   =========  =========  =========  =========
SELECTED CONSOLIDATED BALANCE SHEET DATA

                       DECEMBER 31, JANUARY 1,         DECEMBER 31,
                       -----------  ---------   --------------------------
SELECTED CONSOLIDATED     1994       1994       1992       1991      1990
BALANCE   SHEET DATA:     ----       ----       ----       ----      ----
  Working capital       $24,666    $38,194    $36,129    $34,524   $28,096

  Total assets           61,920     52,393     50,629     50,839    43,757
  Long-term obligations,
    excluding current       464       ----        ---         17     3,260
    installments
  Total stockholders'    49,637     47,060     46,253     45,040    34,280
    equity

(1) Certain reclassifications were made in 1993, 1992, 1991 and 1990 to conform with the presentation in 1994.

(2) Includes the operating results of New Horizons for the period August 15, 1994 through December 31, 1994.

(3) Net income per share of Common stock is computed based on the weighted average number of common shares outstanding during the year as adjusted for the five-for-four stock split in March 1991 and stock repurchase described in Note 1 of Notes to Consolidated Financial Statements. Inclusion of the incremental shares applicable to outstanding stock options in the computation would have no material effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and "SELECTED FINANCIAL DATA" included elsewhere in this report.

The following table presents, for the periods indicated (i) the percentage relationship which certain items in the Company's Consolidated Statements of Income bear to net operating revenues and (ii) the percentage change in the dollar amount of such items. All references to 1993 in the financial statements refer to the fiscal year ended January 1, 1994.

                           PERCENTAGE RELATIONSHIP
                           TO NET OPERATING REVENUES PERIOD TO PERIOD CHANGE

                                                          1994    1993   1992
                                                          VS.     VS.      VS.
                                 1994     1993   1992     1993    1992   1991

Net operating revenues           100.0% 100.0%  100.0%    35.8%  (8.8)%  (14.6)%
Cost of net operating revenues    64.3   66.9    67.7     30.4   (9.8)     5.7
Gross profit                      35.7   33.1    32.3     46.6   (6.6)   (38.8)
Selling, general and
  administrative expenses         28.9   28.4    25.8     38.5     .4      4.0
Operating income                   6.8    4.7     6.5     95.6  (34.5)   (76.7)
Interest income                    1.5    2.0     1.4     (0.5)  32.0     11.3
Income before income taxes         7.4    5.8     7.5     73.9  (29.7)   (73.5)
Provision for income taxes         3.0    2.2     2.9     80.7  (31.0)   (73.3)
Net income                         4.4    3.5     4.6     69.6  (28.9)   (73.6)

GENERAL
-------

     On August 15, 1994, a newly organized subsidiary of Handex Environmental Recovery, Inc. ("Company"), New Horizons Education Corporation, acquired all of the issued and outstanding shares of New Horizons Franchising, Inc. Simultaneously, a newly organized subsidiary of New Horizons Education Corporation, acquired substantially all of the assets of New Horizons Computer Learning Center, Inc. As a result of these acquisitions, the Company now conducts two distinct lines of business and will report its results in two segments, environmental and educational. The acquisitions mark the Company's first step towards diversification outside its core environmental business.

The discussion that follows and note 10 to the consolidated financial statements highlight the business conditions and certain financial information specific to each of the two business segments.

ENVIRONMENTAL BUSINESS SEGMENT
------------------------------

     Net operating revenues include fees for services provided directly by Handex Environmental, Inc. ("Handex Environmental") and fees for arranging for subcontractors' services, as well as proceeds from the rental and sale of equipment. Handex Environmental, in the course of providing its services, routinely subcontracts for outside services such as soil cartage, laboratory testing and other specialized services. These costs are generally passed through to clients and, in accordance with industry practice, are included in total operating revenues. Because subcontractor services can change significantly from project to project, changes in total operating revenues may not be truly indicative of business trends. Accordingly, Handex Environmental views net operating revenues, which is total operating revenues less the cost of subcontractor services, as its primary measure of revenue growth.

     Cost of net operating revenues includes professional salaries, other direct labor, material purchases and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, sales and marketing salaries and expenses, and clerical and administrative overhead.

     During 1993 and 1994, several trends continued to develop which Handex Environmental believes will have a direct impact on its future results of operations. Handex Environmental believes that expenses for administration, computerization, marketing and engineering will continue to increase. Administrative costs have increased and will continue to increase as a result of the increasing desire of Handex Environmental's customers for more detailed information concerning the status of their environmental projects. Handex Environmental's marketing costs will continue to increase due to the effects of increased competition in the environmental industry and Handex Environmental's strategy to diversify its client base.

     Handex Environmental's customers have become increasingly cost conscious during recent periods in part due to their own financial constraints. To date, this cost consciousness on the part of customers has manifested itself primarily in three areas: (i) the manner in which Handex Environmental obtains its business and charges for its services; (ii) the use of other contractors to provide certain services traditionally provided by Handex Environmental; and
(iii) an increasing preference to purchase, rather than lease, remediation equipment.

     Over the last three years, Handex Environmental has experienced a significant increase in customer demand for competitive bidding and/or fixed price contracts. During 1993 and 1994, a majority of Handex Environmental's work was performed under fixed price contracts and unit prices. However, management believes that, over the long term, the quality and cost effectiveness of its services will continue to be an important competitive advantage. Accordingly, in responding to price competition, Handex Environmental will attempt to maintain a high level of technical quality in its services.

     A majority of Handex Environmental's major customers now purchase from other contractors equipment and certain services, such as laboratory analyses, which were formerly provided by or through Handex Environmental as part of its full service approach. Management believes that this trend will continue.

     Handex Environmental's quarterly results may fluctuate from period to period. Among the principal factors influencing quarterly variations are weather, which may limit the amount of time Handex Environmental's professional and technical personnel have in the field; the addition of new professionals who require training and initially bill a lower percentage of their time; the timing of receipt of discharge and other permits necessary to install dewatering and recovery systems, and the opening of new offices, which initially have higher expenses relative to revenues than established offices.

     In recent years, Handex Environmental's business has been helped considerably by the cost reimbursement program maintained by the State of Florida through the Florida Inland Protection Trust Fund. The Florida Inland Protection Trust Fund has recently been revised by the Florida legislature to require site prioritization and prior approval of costs by the Florida Department of Environmental Protection for reimbursement of cleanup expenditures. These revisions of the fund are intended to assure its economic integrity. It is likely that such revisions will have a material adverse effect on Handex Environmental's operations in Florida, and may have a material adverse effect on the Company given the size of Handex Environmental's operations in that state.

EDUCATIONAL BUSINESS SEGMENT
----------------------------

     The Company, through its newly organized subsidiary, New Horizons Education Corporation ("New Horizons"), operates the educational segment of its business.

     The education segment is comprised of two distinct businesses, one operates wholly-owned training centers, and the second, supplies systems of instruction, sales and management concepts concerning computer training to independent franchisees.

     Revenues for the wholly-owned training centers consist primarily of training fees and fees derived from sales of courseware materials. Cost of sales consists primarily of instructors' salaries and benefits, facilities costs such as rent, utilities and classroom equipment, courseware, and computer hardware, software and peripherals. Selling, general and administrative expenses consist primarily of costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance support and sales executives.

     Revenues for the franchising operation consist primarily of initial franchise fees associated with the sale of a franchise, royalty and advertising fees based on a percentage of franchisee gross training revenues, and percentage royalties received on the gross sales of courseware. Cost of sales consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training and general business problems. Selling, general and administrative expenses consist primarily of technical support, courseware development, accounting and finance support, national account sales support, and advertising expenses.

RESULTS OF OPERATIONS
----------------------

1994 VERSUS 1993

NET OPERATING REVENUES
----------------------

     The Company's net operating revenues increased $13,858,000 or 35.8% in 1994 compared to 1993. Net operating revenues of $52,571,000 in 1994 included New Horizons net operating revenues of $5,989,000 for the period August 15, 1994 through December 31, 1994. These revenues represented 11.4% of the Company's total net operating revenues for 1994. Handex Environmental's net operating revenues of $46,582,000 reflect the improved market for environmental services during 1994, the impact of Handex Environmental's focused marketing initiatives, disciplined geographical expansion program and comprehensive personnel training programs which enhanced its competitiveness. Handex Environmental's net operating revenues increased $7,869,000 or 20.3% in 1994 compared to 1993. Each of Handex Environmental's subsidiaries which were in operation prior to 1993 reported revenue growth which totaled 13.5% in 1994 compared to 1993.

     New Horizons combined with Handex Environmental's subsidiaries which began operations in 1994 and 1993, contributed over 17% of the Company's net operating revenues for 1994.

COST OF NET OPERATING REVENUES
-------------------------------

     The Company's cost of net operating revenues for 1994 increased $7,886,000 or 30.4% compared to 1993. As a percentage of net operating revenues, the Company's cost of net operating revenues declined to 64.3% in 1994, from 66.9% in 1993. Cost of net operating revenues for New Horizons for 1994 amounted to $3,269,000 (54.6% of New Horizons' revenues) and accounted for 12.6% of the increase over last year. Handex Environmental's cost of net operating revenues, as a percentage of net operating revenues decreased to 65.5% from 66.9% in 1993. The increase in Handex Environmental's cost of net operating revenues in absolute dollars was primarily due to the hiring of additional employees, increases in materials and supplies purchased, other expenses related to the increase in the level of business and new offices opened in 1993 and 1994. As a percentage of net operating revenues, Handex Environmental's cost of net operating revenues declined mainly due to the growth in net operating revenues and improved utilization of staff resulting from its comprehensive training programs.

GROSS PROFIT
-------------

     The Company's gross profit for 1994 increased $5,972,000 or 46.6% compared to 1993. As a percentage of net operating revenues, the Company's gross profit increased to 35.7% in 1994, from 33.1% in 1993. Gross profit from New Horizons included in 1994 amounted to $2,720,000 (45.4% of New Horizons' revenues) and accounted for 21.2 % of the increase over last year. Handex Environmental's gross profit, as a percentage of net operating revenues, grew to 34.5%, from 33.1% in 1993. The improvement in Handex Environmental's gross profit, both in absolute dollars and as a percentage of its net operating revenues was due mainly to the growth in net operating revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     The Company's selling, general and administrative expenses for 1994 increased $4,233,000 or 38.5% compared to the same period last year. As a percentage of net operating revenues, the Company's selling, general and administrative expenses increased to 28.9% in 1994, from 28.4% in 1993. New Horizons' operations incurred $2,233,000 in selling, general and administrative expenses (37.3% of New Horizons' revenues) and accounted for 20.3% of the increase over last year. Handex Environmental's selling, general and administrative expenses, as a percentage of environmental net operating revenues declined to 27.9% in 1994 from 28.4% in 1993. The increase in Handex Environmental's selling, general and administrative expenses in absolute dollars was due mainly to the increase in its marketing expenses, legal and professional fees, fees associated with the hiring of professional staff and expenses related to new offices opened in 1993 and 1994. The decrease in Handex Environmental's selling, general and administrative expenses as a percentage of net operating revenues was due largely to the growth in net operating revenues.

OTHER INCOME/EXPENSE
--------------------

     Interest expense for 1994 increased to $37,000 from $9,000 in 1993. The increase was primarily due to interest expense on New Horizons loan obligations. As a percentage of net operating revenues, interest expense increased to .1% in 1994 from 0% in 1993 primarily due to New Horizons' loan obligations. The Company did not use its credit facility with a commercial bank.

     Interest income of $789,000 in 1994 decreased slightly from $793,000 in 1993. As a percentage of net operating revenues, interest income decreased to 1.5% in 1994 from 2.0% in 1993. The Company's interest income generated by its investment in tax-free notes and bonds declined significantly in 1994 compared to 1993 primarily due to the use of investment funds in the acquisition of New Horizons. This was offset largely by the increase in interest income generated under a financing agreement between Handex Environmental and one of its customers. The decline in interest income as a percentage of net operating revenues in 1994 was due to a combination of higher net operating revenues and lower interest income from the Company's tax-free investments.

     Other expenses in 1994 increased to $409,000 from $360,000 in 1993. Included in other expenses for 1994 was goodwill amortization expense of $132,000 arising from the acquisition of New Horizons. Other expenses in 1994 also included a charge in the amount of $240,000 representing advances to a bio-remediation contractor whose operations ceased during the year. This was offset by the reversal to income of excess accrual for litigation expenses. As a percentage of Handex Environmental's net operating revenues, Handex Environmental's other expenses declined from .9% in 1993 to .6% in 1994, mainly due to the higher level of net operating revenues and lower provision for litigation expenses.

INCOME TAXES
------------

     The provision for income taxes as a percentage of income before income taxes increased to 40.3% in 1994 from 38.7% in the year ago period. The increase in the provision for income taxes was due primarily to the reduction in the Company's tax-free interest income.

NET INCOME
-----------

     Net income for 1994 increased $957,000 or 69.6% from the same period last year. Included in net income for 1994 was New Horizons' contribution which amounted to $174,000 (2.9% of New Horizons' revenues) and which represented 12.7% of the percentage increase over last year. Excluding the revenue and net income contributions of New Horizons, net income for Handex Environmental as a percentage of net operating revenues, increased to 4.6% in 1994 from 3.5% for the same period last year.

RESULTS OF OPERATIONS
---------------------

1993 VERSUS 1992

NET OPERATING REVENUES
----------------------

     The Company's net operating revenues decreased $3,728,000 or 8.8% in 1993 when compared to the prior year. Net operating revenues for 1993 followed the trends that began in the second quarter of 1992 namely; increased price-based competition resulting from a less active approach on the part of environmental service market customers and direct procurement by customers of equipment and services historically provided by or through the Company. Except for the Company's Florida and Illinois subsidiaries, which reported increases in net operating revenues of 32.9% and 10.3% respectively, all other subsidiaries experienced a decline in net operating revenues compared to the previous year.

     During 1993, The Company started operations in Cincinnati, Ohio, and Atlanta, Georgia. These two operations combined, contributed minimally to the total net operating revenues for 1993.

COST OF NET OPERATING REVENUES
------------------------------

     Cost of net operating revenues for 1993 decreased $2,821,000 or 9.8% compared to 1992. As a percentage of net operating revenues, cost of net operating revenues decreased to 66.9% in 1993 from 67.7% in 1992. The decrease in net operating revenues both in absolute dollars and as a percentage of net operating revenues was due primarily to lower payroll and associated costs and lower level of purchases resulting from a lower level of net operating revenues.

GROSS PROFIT
------------

     Gross profit for 1993 decreased $908,000 or 6.6% compared to 1992. As a percentage of net operating revenues, gross profit for 1993 increased to 33.1% from 32.3% in 1992. The decrease in gross profit dollars was attributable to the lower net operating revenues for 1993. The increase in gross profit as a percentage of net operating revenues was due mainly to lower personnel costs resulting from fewer employees and lower level of purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Selling, general and administrative expenses for 1993 increased $49,000 or .4% compared to 1992. As a percentage of net operating revenues, selling, general and administrative expenses increased to 28.4% for 1993 from 25.8% for 1992, reflecting the decrease in net operating revenues. The increase in selling, general and administrative expenses was due mainly to the new offices opened during 1993 and the addition of personnel to the marketing staff. This was offset by lower expenses for legal and professional fees and lower provision for bad debts.

OTHER INCOME/EXPENSE
---------------------

     Interest expense for 1993 increased to $9,000 from $6,000 in 1992 and remained at less than 1% of net operating revenues for both periods. The Company has not utilized its credit facility with a commercial bank since June 1991.

     Interest income increased from $601,000 in 1992 to $793,000 for 1993. As a percentage of net operating revenues, interest income increased from 1.4% in 1992 to 2.0% in 1993. The increase in interest income for 1993 was due primarily to the interest income generated under a financing agreement between the Company and one of its major customers. This increase, combined with a lower level of net operating revenues, was the primary contributor to the increase in interest income as a percentage of net operating revenues.

     Other expenses increased from $178,000 in 1992 to $360,000 in 1993. As a percentage of net operating revenues, other expenses increased to .9% in 1993 from .4% in 1992. The increase in other expenses was due primarily to the higher provision for litigation expenses which was partially offset by gains realized from the disposition of excess operating equipment. Combined with a lower level of net operating revenues, other expenses as a percentage of net operating revenues increased compared to last year.

INCOME TAXES
------------

     The provision for income taxes for 1993 was 38.7% of income before income taxes compared with 39.5% for 1992. The decrease in the provision for income taxes as a percentage of income before income taxes was due primarily to the Company's tax-free interest income.

NET INCOME
-----------

     Net income for 1993 decreased $559,000 or 28.9% compared to 1992. As a percentage of net operating revenues, net income declined to 3.5% from 4.6% in 1992. The decline in net income both in absolute dollars and as a percentage of net operating revenues was due mainly to the lower level of net operating revenues.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     As of December 31, 1994, the Company's working capital was $24,666,000 and its cash, cash equivalents and short-term investments totaled $6,835,000. Working capital as of December 31, 1994 reflected a decrease of $13,528,000 from $38,194,000 as of January 1, 1994. The Company's cash flow from operating activities was lower than last year primarily due to the higher receivable balance resulting from improved sales during the year. The Company also has available a $5,500,000 unsecured credit facility with a commercial bank. This facility bears interest at either the bank's prime rate (8.5% as of December 31, 1994), or the bank's short-term money market rate, whichever the Company elects. The Company has not utilized this facility since June 1991.

     The full service approach to Handex Environmental's hydrocarbon recovery business in certain markets and its continuing geographic expansion require Handex Environmental to make capital expenditures for machinery and equipment and to incur costs associated with the establishment of new office locations. During 1994, the Company spent approximately $2,490,000 on capital equipment and anticipates spending up to $3,750,000 during 1995.

     On August 15, 1994, the Company, through New Horizons, acquired the assets of New Horizons Computer Learning Center, Inc. and all the stock of New Horizons Franchising, inc. for a combined cash price of $14,000,000. Cash expenses related to the transaction were approximately $600,000 and non-cash expenses were approximately $179,000. Included in the acquisition were certain debt obligations. The rapid changes in information technology require New Horizons to make capital expenditures for computer equipment, software and facilities. During the period since the acquisition, New Horizons has spent approximately $970,000 for capital equipment and leasehold improvements and anticipates spending up to $1,500,000 during 1995.

     Management believes that current cash and cash equivalents together with cash generated by operations, and its funds available under its revolving credit facility will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following pages contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10K.



                       HANDEX ENVIRONMENTAL RECOVERY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1994




                                                            Page

REPORT OF INDEPENDENT AUDITORS                              F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                            F-3
     Consolidated Statements of Income                      F-4
     Consolidated Statements of Stockholders' Equity        F-5
     Consolidated Statements of Cash Flows                  F-6
     Notes to Consolidated Financial Statements        F-7 - F-15

SCHEDULES

     Schedule VIII - Valuation and Qualifying
                      Accounts and Reserves                 19



All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in Notes to Consolidated Financial Statements.


KPMG Peat Marwick LLP

          1500 National City Center
          1900 East Ninth Street
          Cleveland, OH 44114-3495





                          Independent Auditors' Report



The Board of Directors and Stockholders
Handex Environmental Recovery, Inc.:

We have audited the consolidated financial statements of Handex Environmental Recovery, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handex Environmental Recovery, Inc. and subsidiaries as of December 31, 1994 and January 1, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



             s/s
--------------------------------------
Cleveland, Ohio
February 17, 1995


                           CONSOLIDATED BALANCE SHEETS
              HANDEX ENVIRONMENTAL RECOVERY, INC. AND SUBSIDIARIES
                      DECEMBER 31, 1994 AND JANUARY 1, 1994

ASSETS                                            1994             1993
------
Current assets:
  Cash and cash equivalents                  $   2,895,478    $     882,823
  Marketable securities                          3,940,000       23,095,000
  Accounts receivable, less allowance
    for doubtful accounts of $934,560
    in 1994 and $840,091 in 1993 (note 3)       26,854,906       16,810,586
  Inventories                                      298,326          156,513
  Prepaid expenses                                 214,198          312,050
  Refundable income tax                            388,682          131,998
  Deferred income tax assets (notes 1 and 4)       609,668          595,669
  Other current assets                             394,948          696,713
                                             --------------   --------------
     Total current assets                       35,596,206       42,681,352
                                             --------------   --------------

Property, Plant and equipment, at cost:
(note 2)
  Land                                             518,478          516,378
  Buildings and improvements                     2,347,918        1,785,597
  Machinery and equipment                       12,479,364        9,649,761
  Furniture and fixtures                         2,284,281        1,685,458
  Motor vehicles                                 5,087,435        4,679,758
                                             --------------   --------------
                                                22,717,476       18,316,952
Less accumulated depreciation and               13,980,868       11,764,508
amortization                                 --------------   --------------
  Net property, plant and equipment              8,736,608        6,552,444

Excess of cost over net assets of acquired
  companies, net of accumulated amortization    15,921,530        1,710,512
  of $421,357 in 1994 and $239,298 in 1993
Cash surrender value of life insurance           1,054,426          961,134
Other assets (notes 5 and 12)                      611,367          487,329
                                             --------------   --------------
                                             $  61,920,137    $  52,392,771
                                             ==============   ==============
LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------
Current liabilities:
  Current installments of long-term
obligations (note 2)                         $     579,991    $          --
  Accounts payable                               4,523,848        1,714,874
  Accrued expenses (note 6)                      5,826,066        2,772,766
                                             --------------   --------------
     Total current liabilities                  10,929,905        4,487,640

Long-term obligations, excluding current           464,357               --
installments (note 2)

Deferred income tax liability (notes 1             888,516          844,811
  and 4)

Stockholders' equity:
  Preferred stock, without par value,
    2,000,000 shares authorized, no shares
    issued, Common stock, $.01 par value,
    15,000,000 shares authorized; 7,050,212
    shares in 1994 and 7,040,212 shares in
    1993                                            70,502           70,402
  Additional paid in capital                    24,365,566       24,119,669
  Retained Earnings                             26,499,416       24,168,374
  Treasury stock at cost - 185,000 shares in   (1,298,125)      (1,298,125)
    1994 and 1993 (note 1)                   --------------   --------------
     Total stockholders' equity                 49,637,359       47,060,320
Commitments and contingencies (notes 9, 11              --               --
12)                                          -------------     -------------
                                             $  61,920,137    $  52,392,771
                                             ==============   ==============

          See accompanying notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF INCOME

              Handex Environmental Recovery, Inc. and Subsidiaries

      Years ended December 31, 1994, January 1, 1994 and December 31, 1992





                                       1994          1993          1992
                                       ----          ----          ----

Total operating revenues          $64,772,555   $48,194,334    $52,097,761
Subcontractor costs                12,201,809     9,481,455      9,656,508
                                  -------------  ------------  -------------
  Net operating revenues           52,570,746    38,712,879     42,441,253
    (note 3)
Cost of net operating revenues     33,795,664    25,910,121     28,730,737
                                  -------------  ------------  -------------
  Gross profit                     18,775,082    12,802,758     13,710,516
Selling, general and               15,216,108    10,983,284     10,934,636
administrative expenses           -------------  ------------  -------------
  Operating income                  3,558,974     1,819,474      2,775,880
Other income (expense):
  Interest expense                   (37,042)       (8,601)        (5,791)
  Interest income                     789,097       792,743        600,520
  Other                             (409,190)      (360,260)      (177,606)
                                  -------------  ------------  -------------
                                      342,865       423,882        417,123
                                  -------------  ------------  -------------
Income before income taxes          3,901,839     2,243,356      3,193,003
Provision for income taxes          1,570,797       869,144      1,259,837
  (note 4)                        -------------  ------------  -------------
  Net income                      $ 2,331,042    $1,374,212    $ 1,933,166
                                  ============   ============  =============
Net income per share of Common
stock                             $       .34    $      .20    $       .28
                                  ============   ============  =============


           See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              Handex Environmental Recovery, Inc. and Subsidiaries
     Years ended December 31, 1994,  January 1, 1994, and December 31, 1992
                                                    ADDITIONAL
                             COMMON STOCK            PAID-IN         RETAINED
                         SHARES         AMOUNT       CAPITAL         EARNINGS            STOCK           EQUITY
BALANCE AT JANUARY      7,039,712     $  70,397     $24,109,168    $ 20,860,996        $      --   $45,040,561
  1, 1992
Issuance of Common
  stock for stock             500             5           7,145              --               --         7,150
  options
Income tax benefit
  from the exercise of         --            --           3,356              --               --         3,356
  stock options
Repurchase of            (100,000)           --              --              --         (731,250)     (731,250)
  Treasury stock
Net income, year
  ended December 31,           --            --              --        1,933,166              --     1,933,166
  1992                  -----------  -----------   ------------     ------------     -----------    ----------

BALANCE AT DECEMBER     6,940,212        70,402       24,119,669      22,794,162       (731,250)    46,252,983
  31, 1992
Repurchase of             (85,000)           --               --              --       (566,875)      (566,875)
  Treasury stock
Net income, year
  ended January 1,             --            --               --       1,374,212             --      1,374,212
  1994                  -----------  ----------    ------------     ------------    -------------  -----------

BALANCE AT JANUARY      6,855,212        70,402       24,119,669      24,168,374     (1,298,125)    47,060,320
  1, 1994
Issuance of Common
  stock for stock          10,000           100           64,900              --             --        65,000
  options
Income tax benefit
  from the exercise of         --            --            1,997              --             --         1,997
  stock options
Issuance of warrants
  on Common stock              --            --          179,000              --             --       179,000
Net income, year
  ended December 31,           --            --               --       2,331,042             --     2,331,042
  1994                  -----------  ----------     ------------    ------------  -------------  ------------

BALANCE AT DECEMBER     6,865,212    $   70,502      $24,365,566    $ 26,499,416  $ (1,298,125)  $ 49,637,359
31, 1994               ==========    ==========     ============    ============  =============  ============

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              Handex Environmental Recovery, Inc. and Subsidiaries

     Years ended December 31, 1994,  January 1, 1994, and December 31, 1992

                                     1994           1993           1992
                                    ------          -----          -----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                      $2,331,042     $1,374,212     $1,933,166
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
  Depreciation and amortization    2,664,871      2,685,448      2,731,583
  Gain on disposal of equipment     (42,711)        (33,325)       (54,320)
  Deferred taxes                      29,706       (327,102)      (112,642)
  Cash provided (used) from the
    change in:
     Accounts receivable         (10,044,320)    (1,384,659)    11,071,595
     Inventories                   (141,813)         41,143            328
     Prepaid expenses                 97,852       (270,838)        84,204
     Other current assets            301,765       (246,712)        60,480
     Other assets and cash
        surrender value of life
        insurance                   (219,656)      (714,131)      (332,016)
     Accounts payable              2,808,974        417,745     (1,465,366)
     Accrued expenses and
        income taxes payable/
        refundable                 2,798,433      1,047,595        546,050
                               -------------   ------------   ------------
        Net cash provided
       (used) by operating
        activities                   584,143      2,589,376     14,463,376
                               -------------  -------------   -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of marketable
    securities,                  (17,855,000)   (40,570,000)   (29,270,000)
  Redemption of marketable
    securities                    37,010,000     39,865,000     16,231,000
  Additions to property, plant
    and equipment                 (4,621,759)      (541,096)    (1,803,699)
  Investment in captive
    insurance company                     --              --      (158,750)
  Excess of cost over net
    assets of acquired company   (14,214,077)             --            --
                                -------------  -------------    -----------
      Net cash provided (used)
        in investing activities      319,164      (1,246,096)   (15,001,449)
                                ------------   -------------  -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from issuance of
     common stock                     65,000              --          7,150
  Debt obligations assumed from    1,198,308              --             --
    acquisition
  Repurchase of treasury stock            --        (566,875)      (731,250)
  Principal payments on debt
    obligations                     (153,960)             --        (57,919)
                                  ----------      ----------      ----------
    Net cash provided (used)
       in financing activities     1,109,348        (566,875)      (782,019)
                                  ----------      -----------     ----------
Net increase (decrease) in cash
  and  cash equivalents            2,012,655          776,405    (1,320,406)
Cash and cash equivalents at
beginning of period                  882,823          106,418     1,426,824
                                  ----------    -------------  -------------
Cash and cash equivalents at
end of  period                   $ 2,895,478    $     882,823  $    106,418
                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash was paid for:
     Interest                    $     37,042    $      8,601  $      5,791
                                 =============  =============  =============
     Income taxes                $  2,144,135    $    872,390  $  1,172,807
                                 =============  =============  =============

                       Investing and financing activities
                       ----------------------------------
   The Company acquired certain assets and liabilities of a computer training school and all the issued and outstanding shares of stock of a computer training franchising company in August, 1994 at an aggregate cash price of $14,000,000 and related cash expenses of approximately $600,000 and non-cash expenses of $179,000. The non-cash expenses represent the excess of the fair market value over the issue price on warrants on 40,000 shares of Handex's Common stock.

           See accompanying notes to consolidated financial statements


              HANDEX ENVIRONMENTAL RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            December 31, 1994, January 1, 1994, and December 31, 1992


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

      (a) Basis of Accounting and Principles of Consolidation
          ---------------------------------------------------

          The consolidated financial statements include the accounts of Handex Environmental Recovery, Inc., and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

          In August 1992, the Company's Board of Directors authorized the purchase of up to 500,000 shares of Handex's Common stock in the open market or in private transactions. The repurchase program lasted through June 30, 1993, and was limited to an aggregate expenditure of $4,500,000. The Company had repurchased 185,000 shares of the Common stock under this program at an aggregate cost of $1,298,125.

      (b) Revenue Recognition
          -------------------

          Revenue is recognized at the time work is performed and services are rendered.


      (c) Marketable Securities
          ---------------------

          Funds retained for future use in the business are temporarily invested in tax-exempt bonds and municipal funds.

          Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in debt and Securities" ("SFAS 115"). SFAS 115 requires the accounting for certain investments in debt and equity securities based on certain specific guidelines.

          The Company's investments are presented at their aggregate face value. Amounts paid over face value are amortized through maturity. Unamortized premiums amounted to $8,946 and are included in other current assets. As of December 31, 1994 and January 1, 1994, the Company's security portfolio had aggregate fair market values of $3,945,350 and $23,168,951, respectively. Unrealized gains and losses as of December 31, 1994, amounted to $21,854 and $25,450, respectively. For the year ended December 31, 1994, securities with an aggregate face value of $37,010,000, were redeemed at maturity. There were neither gains nor losses realized from the redemption.

      (d) Inventories
          -----------

          Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

      (e) Property, Plant and Equipment
          -----------------------------

          Property, plant and equipment are stated at cost.

           Depreciation is provided over the estimated useful lives of the respective assets, principally 3 to 25 years using the straight-line method.

      (f) Income Taxes
          -------------

          The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (g) Excess of Cost Over Net Assets Acquired
          ---------------------------------------

          The excess of cost over net assets acquired is being amortized on a straight-line basis over a period of 40 years.

      (h) Asset Impairments
          -----------------

          The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. Such assets would include, cost in excess of fair market value of net assets of acquired businesses and other identifiable intangible assets. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows to determine if they are less than the carrying value of such assets to ascertain if a permanent impairment has occurred. The carrying value of any impaired assets will be reduced to fair market value.

      (i) Cash and Cash Equivalents
          --------------------------

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with purchased maturities of three months or less to be cash equivalents.

      (j) Net Income Per Share
          ---------------------

          The computation of net income per share of Common stock is based on the average number of shares outstanding during each year. Inclusion of the incremental shares applicable to outstanding stock options in the computation would have no material effect.

          The average number of shares outstanding used in determining net income per share was 6,863,069 in 1994, 6,881,267 in 1993, and
          7,006,599 in 1992.

     (k)  Reclassification
          ----------------

         Certain items on the 1993 and 1992 consolidated statements of income have been reclassified to conform to the 1994 presentation.



2.   LONG-TERM OBLIGATIONS
     ---------------------

 The Company's debt and capital lease obligations represent indebtedness of New Horizons, either existing at the time of or entered into, subsequent to the acquisition.


 A summary of these obligations is as follows:

                                                                     1994
                                                                    ------

     Notes payable to bank with interest rates adjusted
     to prime (8.5% at December 31, 1994), plus up to
     2.5%, paid in full in February 1995, secured by
     assets of New Horizons                                    $    304,776

     Note payable to bank at 9.99% interest rate, payable
     in monthly installments of $9,306, secured by assets
     of New Horizons                                                253,349

     Note payable to a former franchisee, non-interest
     bearing, unsecured, paid in full in January 1995                35,000

     Amounts due under noncancelable leases accounted for as
     capital leases. These leases have effective interest
     rates ranging from 8.5% to 12.3% per annum                     520,838

     Amount of capital leases representing interest                 (69,615)
                                                                ------------
     Present value of minimum lease payments                        451,223
                                                               ------------

                                                                  1,044,348
                                                               ------------

     Less: current portion of notes payable and lease
     obligations                                                    579,991
                                                               ------------

                                                               $    464,357
                                                               ============

 The following is a summary of future payments required under the above obligations:

                                                      DEBT        LEASE
                                                     -----        ------

     1995                                         $430,206     $194,378
     1996                                           99,889      192,798
     1997                                           63,030      104,712
     1998                                               --       15,791
     1999                                               --       13,159
     2000 and after                                     --           --

 Included in the Company's plant, property and equipment is New Horizons' equipment under capital leases amounting to $373,321, net of accumulated amortization of $45,992.

 The Company has available an unsecured credit facility which provides a maximum credit of $5,500,000 through June 30, 1995. The revolving credit facility bears interest at the Company's preference of either the prime rate (8.5% at December 31, 1994), or the bank's short-term money market rate. The Company is required to pay a fee of 1/4 of 1% of the unused balance of the facility. The Company has not used this facility since June 1991.


3. BUSINESS AND CREDIT CONCENTRATIONS
   ----------------------------------

  The Company's primary, environmental customers are major petroleum companies who store petroleum products in underground storage tanks.


  Handex Environmental has four major customers which account for 10% or more of both its total and net operating revenues. The approximate total and net operating revenues for these customers are as follows:

                                   1994          1993           1992
                                  -----          -----          -----
  Total operating revenues:
     Customer 1               $ 10,567,000    $ 9,049,000     $ 8,230,000
     Customer 2                  8,592,000      7,391,000       7,861,000
     Customer 3                  7,306,000      7,241,000      12,021,000
     Customer 4                  6,138,000      5,359,000       4,877,000
                              ------------    -----------    ------------
       Total                  $ 32,603,000    $29,040,000    $ 32,989,000
                              ============    ===========    ============

  Net operating revenues:
     Customer 1               $  8,544,000   $  7,294,000    $ 7,163,000
     Customer 2                  7,542,000      6,489,000      6,395,000
     Customer 3                  6,131,000      6,415,000      9,547,000
     Customer 4                  4,812,000      4,244,000      3,924,000
                              ------------  -------------  -------------
       Total                  $ 27,029,000   $ 24,442,000   $ 27,029,000
                              ============   ============   ============


 As of December 31, 1994 Handex Environmental's receivables from such customers amounted to approximately $10,621,000.

 New Horizons has no customer which accounts for 10% or more of its operating revenues for 1994.

4. INCOME TAXES
   -------------

  Income tax expense for the periods below differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax income as a result of the following:

                                   1994           1993           1992
                                  ------         ------         ------
  Computed "expected" tax
  expense                     $  1,326,625    $  762,741     $ 1,085,621
  Amortization of excess
  cost over net assets acquired     22,450        16,950          16,950
  State and local tax expense,
    net of Federal income tax
    effect                         291,400       232,100         270,100
  Interest income from tax-
  free investments                (149,800)     (205,200)       (182,600)
  Other                             80,122        62,553          69,766
                              -------------   -----------    ------------
  Income tax expense          $  1,570,797    $  869,144     $ 1,259,837
                             =============   ===========     ===========

  Effective rates                    40.3%         38.7%           39.5%
                             =============  ============     ===========

  Income tax expense
  consists of:
                                   1994           1993          1992
                                  -----          -----         ------
  Federal
    Current                   $  1,131,620     $ 760,000    $  930,000
    Deferred                        (2,281)     (242,509)      (79,326)
  State and local                  441,458       351,653       409,163
                             -------------    ----------    -----------
                              $  1,570,797   $   869,144     1,259,837
                             =============   ===========   ============


 In 1994 and 1993, respectively, deferred tax expense resulted from tax over book depreciation of $74,000 and $142,000, litigation (benefit) expense of ($27,000) and $71,000 and amortization (benefit) expense of cost over net assets of acquired companies of ($83,000) in 1994.

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and January 1, 1994 are presented below:

                                                DECEMBER 31,    JANUARY 1,
                                                    1994           1994
                                                   ------         ------
  Deferred tax assets:
    Accounts receivable, principally due to
       allowance for doubtful accounts          $   373,824       336,036
    Reserve for uninsured losses and
      litigations                                   188,250       219,562
    Other                                            47,594        40,071
                                                -----------    ----------
    Total gross deferred tax assets                 609,668       595,669
    Less valuation allowance                             --            --
                                                -----------   -----------
    Net deferred tax assets                         609,668       595,669
                                                -----------   -----------
  Deferred tax liability:
    Property, plant and equipment,
      principally due to differences in
      depreciation                                (805,920)      (844,811)
    Excess of cost over net assets of              (82,596)            --
      acquired company                          -------------  -----------
    Deferred tax liability                        (888,516)      (844,811)
                                                -------------  ------------
    Net deferred tax liability                  $ (278,848)    $ (249,142)
                                                =============  ============

There is no valuation allowance required at December 31, 1994 and January 1, 1994.

5. NOTE RECEIVABLE FROM OFFICER
   ----------------------------

  Included in other assets is a note receivable from an officer of the Company for an interest-free loan in the amount of $250,000. The loan is payable on or before September 30, 1997 and is fully secured by a mortgage on real estate to which the loan proceeds were applied.

6. ACCRUED EXPENSES
   ----------------

  Accrued expenses consist of:

                                            1994              1993
                                           ------            ------
     Sales taxes payable                $   713,617      $   470,560
     Salaries, wages and bonuses          1,264,405          891,804
     payable
     Amounts received on behalf of a      1,346,665          472,564
     customer
     Deferred revenues                      994,167               --
     Allowance for uninsured claims         270,624          268,904
     Allowance for litigation expenses      200,000          280,000
     Other                                1,036,588          388,934
                                        ------------     ------------

                                        $ 5,826,066      $ 2,772,766
                                        ===========      ============

7. EMPLOYEE SAVINGS PLAN
   ----------------------

  The Company has a 401(k) Profit Sharing Trust and Plan in which all employees in its environmental business segment not currently covered by a collective bargaining agreement are eligible to participate. None of the Company's employees are covered by any collective bargaining agreement. The Company, at its option, matches each participant's contribution to the Plan at the rate of 50% of up to 6% of each participant's compensation, up to the maximum allowable under the Internal Revenue Code. Employer contributions for the years ended December 31, 1994, January 1, 1994 and December 31, 1992 totaled $269,068 $235,384 and $296,392 respectively. Employees vest in the Company contributions at a rate of 20% per year based upon years of service. The Company is in the process of developing a 401K plan for New Horizons' employees.

8.  STOCK OPTION PLAN
    ------------------

 The Company maintains a key employee stock option plan which provides for the issuance of non qualified options, incentive stock options and stock appreciation rights. The plan currently provides for the granting of options to purchase up to 1,200,000 shares of common stock. Incentive stock options are exerciseable for up to ten years, at an option price of not less than the market price on the date the option is granted or at a price of not less than 110% of the market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's Common stock. Nonqualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or Common stock, or a combination thereof, equal to the excess of the market price of the Common stock over the option price. All options were granted at fair market value at dates of grant.

 The stock option plan for directors who are not employees of the Company provides for the issuance of up to 75,000 shares of Common stock and may be issued at such price per share and on such other terms and conditions as the Compensation Committee may determine. All options were granted at fair market value at dates of grant.

 The following table summarizes all transactions during 1994 and 1993 under the Stock Option Plans.

                                     1994           1993
                                     -----         ------
Options granted (number of
shares):
  Key employees                     253,000       166,500
  Outside directors                      --            --
Average grant price:
  Key employees                   $    7.96     $    8.10
  Outside directors                      --            --
Options exercised (number of
shares):
  Key employees                      10,000            --
  Outside directors                      --            --
Average exercise price:
  Key employees                   $    6.50            --
  Outside directors                      --            --
Options exerciseable (number of
shares):
  Key employees                     279,700       214,250
  Outside directors                  24,750        24,750
Aggregate price of exerciseable
options
  Key employees                  $2,011,345    $1,552,500
  Outside directors                 230,200       230,200
Option canceled (number of
shares):
  Key employees                      25,600        36,500
  Outside directors                      --            --

9. LEASES
   ------

  The Company, is obligated under operating leases primarily for office space and training facilities, with rental arrangements for various periods of time ending through 2003. These leases provide for minimum fixed rents for the following fiscal years as follows: 1995, $1,666,016; 1996, $1,445,331; 1997,
  $1,071,689; 1998, $848,287; 1999, $801,811; and 2000 and after, $1,797,035 excluding the related-party lease described below. Rent expense was $1,370,365, $1,287,231, and $1,081,502 during the years ended December 31,
  1994, January 1, 1994, and December 31, 1992, respectively.

  A subsidiary of the Company leases a building from a partnership comprised of related parties. Rent under this lease, which commenced in June 1987 and expires in June 1999, was $36,000 for each of the years ended December 31, 1994, January 1, 1994 and December 31, 1992.

10. SEGMENT INFORMATION AND REPORTING
    ---------------------------------

  On August 15, 1994, the Company, through New Horizons, acquired substantially all of the assets of New Horizons Computer Learning Center, Inc. and all of the issued and outstanding shares of stock of New Horizons Franchising, Inc. for an aggregate cash price of $14,000,000. During 1994, New Horizons also acquired certain assets of franchises covering the Chicago and Cleveland markets. In February 1995, New Horizons contributed the Cleveland assets to a newly formed joint venture in exchange for a minority interest. The joint venture operates the Cleveland franchise. Also in February 1995, New Horizons acquired certain assets of the franchise covering the metropolitan New York market. New Horizons specializes in providing instructor-led training in the use of computers and computer software, offering courses in PC software applications, networking, and work stations. Training is provided at New Horizons' owned training centers located in Santa Ana, California, Chicago, Illinois, and New York, New York. Franchising is engaged in the business of offering systems of instructions, sales and management concepts for training in the use of computers and computer system through the sale of franchises throughout the United States and internationally.

  These acquisitions have been accounted for as purchases, and accordingly the purchase prices have been allocated to assets and liabilities based upon New Horizon's estimate of their fair market values. The aggregate purchase price and related expenses exceeded the net assets and liabilities by $14,393,077 and are included in Goodwill. The excess will be amortized on a straight line basis over 40 years from the acquisition date.

  Prior to August 15, 1994, the Company's business operations were concentrated in the environmental services industry. With the acquisition of New Horizons, the Company extended its operations into the computer training industry.

  Information about the Company's segment operating data for 1994 follows:

                            HANDEX
                        ENVIRONMENTAL   NEW HORIZONS  CORPORATE  CONSOLIDATED
                        -------------  -------------  ---------  ------------
  Net operating         $46,581,612    $5,989,134     $     --   $52,570,746
  revenues
                                                            --
  Operating income (a)    3,761,475       486,676           --    4,248,151
                                                            --
  Identifiable assets    35,196,487    17,501,727     9,221,923  61,920,137
  (b)

  Capital expenditures    2,057,407    2,382,446(c)    181,906    4,621,759

  Depreciation and        2,160,473       325,271      179,127    2,664,871
  amortization

     (a) Operating income is shown before corporate selling, general and administrative expenses, interest income, interest and other income/expenses.

     (b) Identifiable assets are those used in the operation of each segment. Corporate assets consist primarily of cash and short-term marketable securities.

     (c)    Includes plant, property and equipment at acquisition.

  A reconciliation of operating income to income before income taxes follows:

                                                       1994
                                                      ------
  Operating income before corporate selling,
  general and administrative expenses             $ 4,248,151
  Corporate selling, general and administrative    (5,294,768)
  expenses
  Operating income                                  3,558,974
  Interest expense                                    (37,042)
  Interest income                                     789,097
  Other                                              (409,190)
  Income before income taxes                        3,901,839


  New Horizons has no assets outside the United States and derives revenues from the sale of franchises and royalties based on certain revenues of licensed franchises. From acquisition date through December 31, 1994, revenues derived from the sale of franchises and royalties derived from franchised operations outside the United States amounted to approximately $99,000.

  The assets, liabilities and results of New Horizons have been included in the consolidated financial statements from acquisition date. The following pro forma summary presents the consolidated results of operations for the fiscal years ended December 31, 1994 and January 1, 1994, as if the acquisition had occurred at the beginning of the respective periods, as adjusted for certain expenses such as salaries, depreciation, goodwill amortization, interest income and income taxes.

                                    1994                1993
                                    -----               -----

  Net operating revenues        $  60,440,000      $ 49,176,000

  Net income                        2,575,000         1,774,000

  Earnings per share            $         .38      $        .26

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

 Summarized quarterly financial data for 1994 and 1993 are as follows (in thousands, except per share data):

                      NET
                   OPERATING    GROSS     INCOME      NET     EARNINGS
   YEAR  QUARTER   REVENUES    PROFIT     BEFORE     INCOME     PER
   ----  ------    --------    -------    INCOME     ------    SHARE
                                          TAXES               -------
                                         --------
  1994   First    $  9,806    $ 2,993   $    83     $    60     $.01
         Second     11,876      4,311     1,112         677      .10
         Third      14,338      5,269     1,437         858      .12
         Fourth     16,551      6,202     1,270         736      .11

  1993   First    $  9,784    $ 3,033   $   348     $   211     $.03
         Second      9,553      3,186       526         320      .05
         Third       9,838      3,265       553         333      .05
         Fourth      9,538      3,319       816         510      .07

  The fourth quarter of 1994 reflects adjustments aggregating to approximately $200,000 for excess provision for vacation, holiday, major medical and dental expenses. The quarter also reflects the write-off to expense of advances to a bio-remediation contractor amounting to $240,000 which was partially offset by the reversal to income of excess provision for litigation expenses.

  During the fourth quarter of 1993, adjustments aggregating to approximately $284,000 for excess provision for vacation, holiday and depreciation expenses and the reduction of its accrual for bonuses under its incentive plan were recognized. In addition, the Company reduced its provision for liability insurance in the amount of $95,000.

12.  CAPTIVE INSURANCE COMPANY
     -------------------------

 In February 1992, the Company purchased stock in a holding company which owns a captive insurance company through which the Company obtains its general liability insurance coverage. The stock purchase price of $476,250 was paid by $158,750 in cash, which is reflected in other non-current assets in the accompanying financial statements, and the balance is secured by an irrevocable letter of credit. As of December 31, 1994, there has not been any draw against the letter of credit. The Company has no obligations to the holding company/captive insurance group other than the amount represented by the letter of credit and as a shareholder and director of the holding company. The Company owns 1 share (4.2%) of the 24 shares of common stock, and 466.25 shares of 1,731.48 shares of Preferred stock, Series A, issued and outstanding as of December 31, 1994.


13.  COMMITMENTS AND CONTINGENCIES
     ------------------------------

 The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

14.  CHANGE IN FISCAL YEAR
     ----------------------

  On December 18, 1992, the Board of Directors approved a change in the Company's fiscal year from one ending on December 31st of each year to a 52-53 week fiscal year ending on the Saturday nearest the last day of December. Fiscal 1994 ended on December 31, 1994. Fiscal 1993, the first fiscal year under this change, ended on January 1, 1994. Fiscal 1992 ended on December 31, 1992. All references to 1993 in the financial statements refer to the fiscal year ended January 1, 1994. The Company filed a Form 8-K report on December 31, 1992.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                            Page

     Report of Independent Auditors                         F-2
     Consolidated Balance Sheets                            F-3
     Consolidated Statements of Income                      F-4
     Consolidated Statements of Stockholders' Equity        F-5
     Consolidated Statements of Cash Flows                  F-6
     Notes to Consolidated Financial Statements        F-7 to F-15


(A) (2)  FINANCIAL STATEMENTS SCHEDULES

     The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof:

                                                            Page

     Report of Independent Auditors as to Schedules         F-2
     Schedule VIII Valuation and Qualifying Accounts and
              Reserves                                      19


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A) (3) EXHIBITS

     Reference is made to the Exhibit Index at sequential page       hereof.
                                                             -----

     For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statement on Form S-8 (Reg. No. 33-32239):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 is permitted to Directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that, in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Morganville, New Jersey this 31st day of March, 1995.

                                      HANDEX ENVIRONMENTAL RECOVERY, INC.


                                        By:/s/Curtis Lee Smith, Jr.
                                           ----------------------------
                                           Curtis Lee Smith, Jr., Chairman
                                           and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                  TITLE                      DATE
      -----------                 -----                      -----
/s/Curtis Lee Smith, Jr. Chairman, and            )
Curtis Lee Smith, Jr.    Chief Executive Officer  )
                         (Principal Executive     )
                         Officer)                 )
                                                  )

/s/John T. St. James     Vice President,          )
John T. St. James        Treasurer and            )
                         Chief Financail Officer  )
                         (Principal Financial     )
                         and                      )
                          Accounting Officer)     )


/s/Stuart O. Smith       Director                 )
Stuart O. Smith                                   )
                                                  )        March 31, 1995
                                                  )
/s/Thomas J. Bresnan     Director                 )
Thomas J. Bresnan                                 )
                                                  )
                                                  )
/s/Gregory J. Reuter     Director                 )
Gregory J. Reuter                                 )
                                                  )
                                                  )
/s/David A. Goldfinger   Director                 )
David A. Goldfinger                               )
                                                  )
                                                  )
/s/Richard L. Osborne    Director                 )
Richard L. Osborne                                )
                                                  )
                                                  )
/s/Scott R. Wilson       Director                 )
Scott R. Wilson                                   )
                                                  )
                                                  )
/s/William H. Heller     Director                 )
William H. Heller                                 )
                                                  )
                                                  )


                                                                SCHEDULE VIII
                                                               ---------------
              HANDEX ENVIRONMENTAL RECOVERY, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

      Years ended December 31, 1994, January 1, 1994 and December 31, 1992


                                                   Allowance
                                                      for
                                                   Doubtful
                                                   Accounts
     Balance at January 1, 1992                   $  727,933

     Additions - Charged to costs and expenses       692,463

     Deductions (A)                                 (528,562)
                                                  -----------

     Balance at December 31, 1992                    891,834

     Additions - Charged to costs and expenses       192,943

     Deductions (A)                                 (244,686)
                                                  -----------

     Balance at January 1, 1994                      840,091

     Additions - Charged to costs and expenses       195,552

     Deductions (A)                                (101,083)
                                                  -----------

     Balance at December 31, 1994                 $ 934,560
                                                  ===========


                   (A) - Accounts charged off, less recoveries
















                                  EXHIBIT INDEX




                                                                 PAGINATION
                                                                   BY
                                                                 SEQUENTIAL
EXHIBIT        EXHIBIT                                           NUMBERING
NUMBER         DESCRIPTION                                        SYSTEM
--------       -----------                                        -------


 3.1   Amended Certificate of Incorporation of the Registrant(1)

 3.2   By-Laws of the Registrant(1)

 4.1   Specimen Certificate for Share of Common Stock, $.01
       par value, of the Registrant(1)

 4.2   Unsecured Revolving Loan Agreement(4)

 4.3   First Amendment to Unsecured Revolving Loan Agreement (7)

 4.4   Working Capital Line of Credit Note (7)

10.1   Key Employees Stock Option Plan of the Registrant(1)*

10.2   Amendment No. 1 to Key Employees Stock Option Plan of the
       Registrant(7)*

10.3 Form of Stock Option Agreement executed by recipients of options under Key Employees Stock Option Plan(6)

10.4   Stock Option Agreement dated August 6, 1992, between the
       Registrant and Thomas J. Bresnan (7)*

10.5   Outside Directors Stock Option Plan of the Registrant(1)*

10.6   Amendment No. 1 to the Outside Directors Stock Option
       Plan of the Registrant (7)*

10.7 Form of Stock Option Agreement executed by recipients of options under the Outside Directors Stock Option Plan(7)

10.8   Amended and Restated 401(k) Profit sharing Trust and
       Plan of the Registrant(1)*

10.9   Amendment No. 1 to the Registrant's Amended and
       Restated 401(k) Profit Sharing Trust and Plan(2)*

10.10  Amendment No. 2 to the Registrant's Amended and Restated
       401(k) Profit Sharing Trust and Plan(3)*

10.11  Amendment No. 3 to the Registrant's Amended and Restated
       401(k) Profit Sharing Trust and Plan(6)*

10.12  Form of Indemnity Agreement with Directors and Officers of the
       Registrant(6)

10.13  Employment Agreement dated August 3, 1992, between the
       Registrant and Thomas J. Bresnan(7)*

10.14  Lease Agreement dated April 26, 1988, between Jocama
       Construction Inc. and the Registrant(1)



                                  EXHIBIT INDEX
                                                                 PAGINATION
                                                                   BY
                                                                 SEQUENTIAL
EXHIBIT        EXHIBIT                                           NUMBERING
NUMBER         DESCRIPTION                                        SYSTEM
--------       ------------                                       -------

10.15  Addenda to the Lease Agreement dated April 6, 1988
       between Jocama Construction and the Registrant (8)

10.16  Indenture of Lease dated June 17, 1987, between
       Xednah Investments and Handex of Florida, as amended(1)

10.17 Lease Agreement dated March 25, 1991, between Handex of New England, Inc. and Metro Park Marlboro Realty
       Trust, as amended(6)

10.18 Lease Agreement dated January 20, 1992, between Handex of Maryland, Inc. and Winmeyer Commons II
       Limited Partnership (6)

10.19  Lease Agreement dated between New Horizons Learning
       Center of Metropolitan New York Inc. and Mid City
       Associates, guaranteed by the Registrant

10.20 Lease Agreement dated February 24, 1995, between New Horizons Learning Centers of Cleveland Ltd., and Realty One Property Management, guaranteed by the Registrant

10.21  Consulting Agreement between the Registrant and
       The Nassau Group, Inc. dated December 17, 1993 (9)

10.22 Warrants for the purchase of 25,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on
       December 17, 1993 (9)

10.23  Warrants for the purchase of 40,000 shares of common stock
       $.01 par value per share of the registrant issued to The Nassau Group, Inc. on August 15, 1994.

10.24 Asset Purchase Agreement, dated as of August 15, 1994, by and among New Horizons Computer Learning Centers, Inc.
       a Delaware Corporation, New Horizons Learning Center, Inc., a California Corporation and Michael A. Brinda (10)

10.25 Stock Purchase Agreement dated as of August 15, 1994 by and among New Horizons Education Corporation, a Delaware Corporation and Michael A. Brinda (10)

21.1   Subsidiaries of the Registrant

23.1   Consent of KPMG Peat Marwick LLP

27     Financial Data Schedule

99.1   Directors and Officers and Company Indemnity Policy(5)

--------------------------------------------------------------
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on
     Form S-1  (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
(9) Incorporated herein by reference to the appropriate exhibit to the Registrants Annual Report on Form 10-K for the year ended January 1, 1994.
(10) Incorporate herein by reference to the appropriate exhibit to the Registrants Form 8-K dated August 15, 1994.

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 of Form 10-K.

                             SUBSIDIARIES OF HANDEX
                           --------------------------


Handex Environmental Recovery, Inc. has the following subsidiaries, all of which are incorporated in the State of Delaware.

          1.   Handex of New Jersey, Inc.
          2.   Handex of Maryland, Inc.
          3.   Handex of Florida, Inc.
          4.   Handex of New England, Inc.
          5.   Handex Environmental Management, Inc.
          6.   Handex of the Carolinas, Inc.
          7.   Handex of Illinois, Inc.
          8.   Handex of Ohio, Inc.
          9.   Handex of Colorado, Inc.
          10.  Handex Environmental, Inc.
          11.  New Horizons Computer Learning Centers, Inc.
          12.  New Horizons Education Corporation
          13.  New Horizons Franchising, Inc.
          14.  New Horizons Computer Learning Center of Chicago, Inc.
          15.  New Horizons Computer Learning Center of Metropolitan New York,
               Inc.