Form 10-Q
period 1995-04-01
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1995-05-16
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
            ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               APRIL 1, 1995
                              -----------------------------------------
                                       OR

        (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              -------------------      --------------------

Commission File Number             0-17840
                         ----------------------------------------------------

                                HANDEX CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                        22-2941704
- - --------------------------------          -----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 500 Campus Drive, Morganville, New Jersey 07751
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (908) 536-8500
              (Registrant's telephone number, including area code)
           ----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -----         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares of common stock outstanding at April 30, 1995   6,865,212
                                                                -----------



                         PART I:  FINANCIAL INFORMATION

                          Item 1.  Financial Statements

                       HANDEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       April 1, 1995 and December 31, 1994




                                      April 1,     December 31,
                                        1995           1994
                                      -------         ------
              Assets                (unaudited)
             --------

Current assets:
  Cash and cash equivalents        $   742,492      2,895,478
  Marketable securities              5,200,000      3,940,000
  Accounts receivable, net          26,521,915     26,854,906
  Inventories                          420,615        298,326
  Refundable income tax                340,473        388,682
  Deferred income tax assets           600,066        609,668
  Prepaid expenses and other           782,207        609,146
current assets                     ------------   ------------
     Total current assets           34,607,768      35,596,206

Property, plant and equipment, net   9,222,608      8,736,608

Other non-current assets             1,533,658      1,665,793

Intangible assets                   16,018,761      15,921,530
                                   ------------   -------------

                                   $61,382,795      61,920,137
                                   ============   =============














     See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       April 1, 1995 and December 31, 1994



                                           April 1,       December 31,
                                             1995             1994
                                           -------           -------
  Liabilities and Stockholders' Equity   (unaudited)

Current liabilities:
  Current installments of long-term
     obligations                        $   245,489           579,991
  Accounts payable                        3,554,001         4,523,848
  Accrued expenses                        6,351,624         5,826,066
                                        ------------      ------------

      Total current liabilities          10,151,114        10,929,905

Long-term obligations, excluding
current installments                        431,640           464,357

Deferred income tax liability               888,810           888,516

Stockholders' equity:
  Preferred stock, without par value,
     2,000,000 shares authorized, no
     shares issued                               --                --
  Common stock, $.01 par value,
     15,000,000 shares authorized;
     issued 7,050,212 shares in
     1995 and 1994                           70,502            70,502

  Additional paid-in capital             24,365,566        24,365,566

  Retained earnings                      26,773,288        26,499,416

  Treasury stock at cost - 185,000
     shares in 1995 and 1994             (1,298,125)       (1,298,125)
                                       -------------       ------------

      Total stockholders' equity         49,911,231        49,637,359
                                      --------------      -------------

                                       $ 61,382,795        61,920,137
                                     ===============      =============







     See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

               Three Months ended April 1, 1995 and April 2, 1994
                                   (Unaudited)


                                               April 1, 1995  April 2,1994
                                               ------------   ------------

Total operating revenues                       $20,384,713     11,941,678
  Subcontractor costs                            3,383,874      2,135,625
                                               -----------    ------------

     Net operating revenues                     17,000,839      9,806,053

Cost of net operating revenues                  10,780,296      6,576,337
                                              -------------   -----------

     Gross profit                                6,220,543      3,229,716

Selling, general and administrative expenses     5,705,083      3,325,404
                                              -------------   ------------

     Operating income (loss)                       515,460        (95,688)

Other income (expense):
     Interest expense                              (22,972)           (12)
     Interest income                               162,307        222,481
     Other                                        (192,570)       (43,263)
                                              -------------   -------------
                                                   (53,235)       179,206
                                              -------------   -------------

Income before income taxes                         462,225         83,518

Provision for income taxes                         188,353         23,270
                                              -------------   ------------

     Net income                                $   273,872         60,248
                                               =============  =============

Net income per share                           $       .01            .04
                                               =============   ============

Weighted average number of shares outstanding    6,865,212      6,856,641




     See accompanying notes to condensed consolidated financial statements.


                       HANDEX CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

               Three Months ended April 1, 1995 and April 2, 1994
                                   (Unaudited)

                                              1995           1994
                                              -----         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $   273,872        60,248
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization            806,423       578,810
     Gain on sale of equipment                    117       (35,841)
     Deferred income taxes                      9,896        42,640
     Cash provided (used) from the
         change in:
       Accounts receivable                    332,991      (960,446)
       Inventories                           (122,289)       24,266
       Prepaid expenses and other
          current assets                     (173,061)     (225,122)
       Refundable income tax                   48,209        85,170
       Other assets                           130,213       (16,892)
       Accounts payable                      (969,847)      203,463
       Accrued expenses                       525,558      (311,668)
                                          ------------   ------------
          Net cash provided (used) by
            operating activities              862,082      (555,372)
                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities        (3,000,000)   (5,280,000)
  Redemption of marketable securities       1,740,000     5,790,000
  Additions to property, plant and
    equipment                              (1,187,581)     (572,398)
  Excess of cost over net assets of
     acquired company                        (200,268)           --
                                          -------------  ------------
     Net cash used in investing
       activities                          (2,647,849)      (62,398)
                                          -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           --         65,000
  Proceeds from debt obligations               64,863             --
  Principal payments on debt obligations    (432,082)             --
                                          -------------   ------------
     Net cash (used) provided by
        financing activities                (367,219)         65,000
                                          -------------   ------------

Net decrease in cash and cash equivalents (2,152,986)       (552,770)

Cash and cash equivalents at beginning
   of period                               2,895,478         882,823
                                        -------------     -----------
Cash and cash equivalents at end of
   period                               $    742,492         330,053
                                        =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash was paid for:
     Interest                           $     22,972              12
                                        =============    =============
     Income taxes                       $    130,248         165,823
                                        =============    =============



     See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

           For the Three Months Ended April 1, 1995 and April 2, 1994



Note 1 In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature), necessary to present fairly the financial position of the Company at April 1, 1995 and the results of operations for the three month periods ended April 1, 1995 and April 2, 1994. The statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

Note 2 Certain items on the 1994 financial statements have been reclassified to conform to the 1995 presentation.



                         PART I.  FINANCIAL INFORMATION
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On August 15, 1994, a newly organized subsidiary of Handex Corporation ("Company"), New Horizons Education Corporation, acquired all of the issued and outstanding shares of New Horizons Franchising, Inc. Simultaneously, a newly organized subsidiary of New Horizons Education Corporation, acquired substantially all of the assets of New Horizons Computer Learning Center, Inc. As a result of these acquisitions, the Company now conducts two distinct lines of business and will report its results in two segments, environmental and educational. The acquisitions mark the Company's first step towards diversification outside its core environmental business.

The discussion that follows, highlights the business conditions and certain financial information specific to each of the two business segments.

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

     During 1994 and the first quarter of 1995, several trends continued to develop which Handex Environmental believes will have a direct impact on its future results of operations. Handex Environmental believes that expenses for administration, computerization, marketing and engineering will continue to increase as a result of the increasing desire of Handex Environmental's customers for more detailed information concerning the status of their environmental projects. Handex Environmental's marketing costs will continue to increase due to the effects of increased competition in the environmental industry and Handex Environmental's strategy to diversify its client base.

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

     Over the last three years, Handex Environmental has experienced a significant increase in customer demand for competitive bidding and/or fixed price contracts. During 1994 and the first quarter of 1995, a majority of Handex Environmental's work was performed under fixed price contracts and unit prices. However, management believes that, over the long term, the quality and cost effectiveness of its services will continue to be an important competitive advantage. Accordingly, in responding to price competition, Handex Environmental will attempt to maintain a high level of technical quality in its services.

     A majority of Handex Environmental's major customers now purchase directly from other contractors equipment and certain services, such as laboratory analyses, which were formerly provided by or through Handex Environmental as part of its full service approach. Management believes that this trend will continue.


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

     In recent years, Handex Environmental's business has been helped considerably by the cost reimbursement program maintained by the State of Florida through the Florida Inland Protection Trust Fund. The Florida Inland Protection Trust Fund has recently been revised by the Florida legislature to require site prioritization and prior approval of costs by the Florida Department of Environmental Protection for reimbursement of cleanup expenditures. These revisions of the fund are intended to assure its economic integrity. The Company's Florida operations accounted for over 22% and 24% of total environmental revenues in fiscal years 1994 and 1993 and in the first quarter of 1995 respectively. In the light of the size of the Company's environmental operations in Florida, it is likely that such revisions will have a material adverse effect on the Company's operating results in future periods.


EDUCATIONAL BUSINESS SEGMENT

     The Company, through its newly organized subsidiary, New Horizons Education Corporation ("New Horizons"), operates the educational segment of its business.

     The education segment is comprised of two distinct businesses, one, which operates wholly-owned training centers, and the other which, supplies systems of instruction, and sales and management concepts concerning computer training to independent franchisees.

     Revenues for the training centers which are wholly-owned by New Horizons consist primarily of training fees and fees derived from sales of courseware materials. Cost of sales consists primarily of instructors' salaries and benefits, facilities costs such as rent, utilities and classroom equipment, courseware, and computer hardware, software and peripherals. Selling, general and administrative expenses consist primarily of costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance support and sales executives.

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


                              RESULTS OF OPERATIONS

NET OPERATING REVENUES

The Company's net operating revenues increased $7,195,000 or 73.4% for the first quarter of 1995 compared to the same period in 1994. Net operating revenues of $17,001,000 in the 1995 quarter included net operating revenues of $5,136,000 from New Horizons operations. New Horizons' operating revenues represent 30.2% of the Company's net operating revenues and 52.4% of the percentage increase over last year's net operating revenues. Handex Environmental's net operating revenues of $11,865,000 reflect a continuation of increased demand for environmental services that began in the second quarter of 1994, combined with the Company's strategic and focused efforts in geographical expansion, expanded market targets and personnel training. Handex Environmental's net operating revenues increased $2,058,000 or 21.0% over last year's comparable period. Handex Environmental's subsidiaries which were in operation prior to 1994 reported an aggregate revenue growth of 12.4% in the first quarter of 1995 compared to the 1994 quarter.

New Horizons, combined with Handex Environmental's subsidiaries which began operations in 1995 and 1994, accounted for over 35% of the Company's net operating revenues in the quarter.

The improvement in Handex Environmental's net operating revenues was achieved despite customer deferrals of environmental work into future quarters.

COST OF NET OPERATING REVENUES

The Company's cost of net operating revenues in the 1995 quarter increased $4,204,000 or 63.9% compared to the 1994 quarter. As a percentage of net operating revenues, the Company's cost of net operating revenues declined to 63.4% in 1995 from 67.1% in 1994. New Horizons' cost of operating revenues for the 1995 quarter amounted to $2,785,000 or 54.2% of its net operating revenues and accounted for 42.4% of the percentage increase over 1994. Handex Environmental's cost of net operating revenues, as a percentage of net operating revenues increased slightly to 67.4% from 67.1% in 1994. The increase in Handex Environmental's cost of net operating revenues, both in absolute dollars and as a percentage of net operating revenues, was due mainly to the hiring of additional employees and increases in the cost of materials and supplies relative to a higher level of business.

GROSS PROFIT

The Company's gross profit in the 1995 quarter increased $2,991,000 or 92.6% compared to the 1994 quarter. As a percentage of net operating revenues, the Company's gross profit increased to 36.6% in 1995 from 32.9% in 1994. Gross profit from New Horizons amounted to $2,351,000 or 45.8% of its net operating revenues and accounted for 72.8% of the percentage increase over 1994. Handex Environmental's gross profit, as a percentage of net operating revenues, decreased slightly to 32.6% in 1995 from 32.9% in 1994. The decrease in Handex Environmental's gross profit as a percentage of net operating revenues was due primarily to the increased costs from the hiring of additional employees and from purchases of materials and supplies consistent with the higher level of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's selling, general and administrative expenses increased $2,380,000 or 71.6% in 1995 compared to 1994. As a percentage of net operating revenues, selling, general, and administrative expenses decreased slightly to 33.6% in 1995 from 33.9% in 1994. New Horizons selling, general and administrative expenses amounted to $1,988,000 or 38.7% of its net operating revenues and accounted for 60% of the percentage increase over 1994. Handex Environmental's selling, general and administrative expenses, as a percentage of net operating revenues, decreased to 31.3% in 1995 from 33.9% in 1994. The decrease in Handex Environmental's selling, general and administrative expenses, as a percentage of net operating revenues was due mainly to the higher level of net operating revenues.

OTHER INCOME/EXPENSE

Interest expense for 1995 increased to $23,000 from $0 in 1994. The increase was primarily due to interest expense on New Horizons' loan obligations. As a percentage of net operating revenues, interest expense rose to .1% in 1995 from 0% in 1994.

Interest income for 1995 declined to $162,000 from $224,000 in 1994. As a percentage of net operating revenues, interest income decreased to 1.0% in 1995 from 2.3% in 1994. The decline in interest income in absolute dollars and as a percentage of net operating revenues, was due mainly to the lower tax-free interest income earned as a result of using cash reserves to acquire New Horizons in August 1994.

Other expenses in 1995 increased to $193,000 from $43,000 in 1994. As a percentage of net operating revenues, other expenses increased to 1.1% in 1995 from .4% in 1994. Other expenses in the quarter included amortization of certain expenses related to the acquisition of New Horizons. As a percentage of net operating revenues, Handex Environmental's other expenses increased to .8% in 1995 from .4% in 1994. The increase was due to a lower amount of gain realized on the sale of excess assets.

INCOME TAXES

The provision for income taxes as a percentage of income before taxes rose to 40.7% in 1995 from 27.9% in 1994. The increase in the provision for income taxes was primarily due to the reduction in the Company's tax-free interest income.

NET INCOME

Net income in 1995 increased $214,000 or 254.6% from the same period in 1994. As a percentage of net operating revenues, net income increased to 1.6% in 1995 from .6% in 1994. Net income from New Horizons included in the 1995 results amounted to $141,000 or 2.8% of its net operating revenues and accounted for 134.7% of the percentage increase over last year. Excluding New Horizons' revenues and net income, Handex Environmental's net income in 1995 increased $72,000 or 119.8%, and as percentage of net operating revenues, increased to 1.1% from .6% in 1994. The increase was due principally to a higher level of net operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 1995, the Company's working capital was $24,457,000, and its cash, cash equivalents and short-term investments totaled $5,942,000. Working capital as of April 1, 1995 reflected a decrease of $209,000 from $24,666,000 as of December 31, 1994. The Company's cash flow from operating activities reflected an improvement over last year's primarily due to improved net income, higher non-cash depreciation and amortization expenses, reduction in other assets and working capital components. The Company also has available a $5,500,000 unsecured facility with a commercial bank. This facility bears interest at either the bank's prime rate (8.5% as of April 1, 1995), or the bank's short-term money market rate, whichever the Company elects. The Company has not used this facility since June 1991.

The full service approach to Handex Environmental's hydrocarbon recovery business in certain markets and its continuing geographic expansion require Handex Environmental to make capital expenditures for machinery and equipment and to incur costs associated with the establishment of new office locations. During the 1995 quarter, Handex Environmental spent approximately $522,000 on capital equipment and anticipates spending up to $3,750,000 during 1995.

On August 15, 1994, the Company, through New Horizons, acquired the assets of New Horizons Computer Learning Center, Inc. and all the stock of New Horizons Franchising, Inc. for a combined cash price of $14,000,000. Cash expenses related to the transaction were approximately $600,000 and non-cash expenses were approximately $179,000. The acquisition included certain debt obligations. The nature of its business requires New Horizons to make capital expenditures for computer equipment, software and facilities. During the 1995 quarter, New Horizons spent approximately $848,000 on capital equipment and anticipates spending up to $1,500,000 during 1995.

Management believes that current cash and cash equivalents, together with cash generated by operations, and its funds available under its revolving credit facility will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of 1995.

                           PART II. OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual stockholders' meeting which was held on May 9, 1995, the following matters were submitted to and voted upon by the stockholders:

1. The election of the following directors whose term of office will expire at the 1998 annual stockholders' meeting:

                                     "FOR"             "WITHHELD"
                                   ----------          -----------
        David A. Goldfinger        6,088,139             11,223
        Richard L. Osborne         6,087,639             11,723

2. An amendment to the Company's Certificate of Incorporation changing the Company's name from Handex Environmental Recovery, Inc. to Handex Corporation. Voting results are: "FOR" - 6,089,837; "AGAINST" - 5,775; "ABSTAINED" - 3,750.

3. The selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1995; "FOR" - 6,087,712; "AGAINST" 6,500; "ABSTAINED" 5,150.





                     FORM 10Q - PART II:  OTHER INFORMATION



Item 6.             Exhibits and other reports on Form 8-K

(a)  Exhibit Index

   Exhibit
   Number             Description of Documents
- - ------------          --------------------------

     4.1 Specimen Certificate for Shares of Common Stock, $.01 par value, of the Registrant(1)

     4.2       Unsecured Revolving Loan Agreement(4)

     4.3       First Amendment to Unsecured Revolving Loan Agreement(7)

    10.1       Key Employees Stock Option Plan of the Registrant(1)

    10.2       Amendment No. 1 to Key Employees Stock Option Plan of the
               Registrant(7)

    10.3 Form of Stock Option Agreement executed by recipients of options under Key Employees Stock Option Plan(6)

    10.4 Stock Option Agreement dated August 6, 1992, between the Registrant and Thomas J. Bresnan(7)

    10.5       Outside Directors Stock Option Plan of the Registrant(1)

    10.6 Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant(7)

    10.7 Form of Stock Option Agreement executed by recipients of options under the Outside Directors Stock Option Plan(7)

    10.8 Amended and Restated 401(k) Profit Sharing Trust and Plan of the Registrant(1)

    10.9 Amendment No. 1 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust Plan(2)

    10.10 Amendment No. 2 to the Registrant's Amended and Restated 401(K) Profit Sharing Trust and Plan(3)

    10.11 Amendment No. 3 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan(6)

    10.12 Form of Indemnity Agreement with Directors and Officers of the Registrant(6)

    10.13 Employment Agreement dated August 3, 1992, between the Registrant and Thomas J. Bresnan(7)

    10.14 Lease Agreement dated April 26, 1988, between Jocama Construction Inc. and the Registrant(1)

    10.15 Addenda to the Lease Agreement dated April 6, 1988 between Jocama Construction and the Registrant(8)


                            EXHIBIT INDEX (CONTINUED)

    10.16 Indenture of Lease dated June 17, 1987, between Xednah Investments and Handex of Florida, as amended(1)

    10.17 Lease Agreement dated March 25,1991, between Handex of New England, Inc. and Metro Park Marlboro Realty Trust, as amended(6)

    10.18 Lease Agreement dated January 20, 1992, between Handex of Maryland, Inc. and Winmeyer Commons II Limited Partnership(6)

    10.19 Lease Agreement dated March 1, 1995 between New Horizons Learning Center of Metropolitan New York, Inc. and Mid-City Associates, guaranteed by Registrant(11)

    10.20 Lease Agreement dated February 24, 1995, between New Horizons Learning Centers of Cleveland, Ltd., and Realty One Property Management, guaranteed by the Registrant(11)

    10.21 Consulting Agreement between the Registrant and The Nassau Group, Inc. dated December 17, 1993(9)

    10.22 Warrants for the purchase of 25,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on December 17, 1993(9)

    10.23 Warrants for the purchase of 40,000 shares of common stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on August 15, 1994(11)

    10.24 Asset Purchase Agreement dated as of August 15, 1994 by and among New Horizons Computer Learning Centers, Inc. a Delaware Corporation, New Horizons Learning Center, Inc., a California Corporation and Michael A. Brinda(10)

    10.25 Stock Purchase Agreement dated as of August 15, 1994 by and among New Horizons Education Corporation, a Delaware Corporation and Michael A. Brinda(10)

    10.26 Lease Agreement dated April 5, 1995 between New Horizons Computer Learning Center of Chicago, Inc. and The Equitable Life Assurance Society of the United States*

    15.0       Letter from Independent Certified Public Accountants*

    99.1       Certificate of Amendment to Certificate of Incorporation*


- - --------------------------------------------------------------
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on
     Form S-1  (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.



                            EXHIBIT INDEX (CONTINUED)



(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Form 8-K dated August 15, 1994.
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*    Filed herewith.

(b)  Reports on Form 8-K

     On April 13, 1995, the Registrant filed a current report on Form 8-K in connection with its announcement on the expected adverse impact of the amendment to the Florida State's reimbursement program signed into law by Governor Lawton Chiles. The Company also announced lower than anticipated revenues for the first quarter, primarily as a result of client's deferral of scheduled environmental remediation projects. This deferral may also adversely affect anticipated second quarter results. The filling included a copy of the announcement released to the public.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    HANDEX CORPORATION
                                    (Registrant)


Date:       May 15, 1995            By:   /s/ John T. St. James
     -----------------------            -------------------------------
                                        John T. St. James
                                        (Duly authorized officer and
                                        Principal Financial Officer)