Form 10-Q
period 1995-07-01
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1995-08-15
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
            ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JULY 1, 1995
                              --------------------------------------------------

                                       OR

        (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              --------------------     -------------------------

Commission File Number        0-17840
                         ----------------------------------------------------

                               HANDEX CORPORATION
             (Exact name of registrant as specified in its charter)

     Delaware                                               22-2941704
----------------------------                 ----------------------------------
(State or other jurisdiction                  (I.R.S. Employer Identification of
incorporation or organization)                No.)

                 500 Campus Drive, Morganville, New Jersey 07751
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (908) 536-8500
              (Registrant's telephone number, including area code)
     -----------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ____
  ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares of common stock outstanding at July 30, 1995   6,865,212
                                                               -----------


                         PART I:  FINANCIAL INFORMATION

                          Item 1.  Financial Statements

                       HANDEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       July 1, 1995 and December 31, 1994



                                      July 1,      December 31,
                                        1995           1994
                                        ----           ----
              Assets                (unaudited)
             --------

Current assets:
  Cash and cash equivalents        $ 1,202,172      2,895,478
  Marketable securities              4,400,000      3,940,000
  Accounts receivable, net          26,425,318     26,854,906
  Inventories                          399,242        298,326
  Refundable income tax                216,803        388,682
  Deferred income tax assets           599,431        609,668
  Prepaid expenses and other
    current assets                   1,282,644        609,146
                                   ------------   ------------
     Total current assets           34,525,610      35,596,206

Property, plant and equipment, net   9,883,022      8,736,608

Other non-current assets             2,052,816      1,665,793

Intangible assets                   15,948,131      15,921,530
                                   ------------   -------------

                                   $62,409,579      61,920,137
                                   =============  =============


    See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       July 1, 1995 and December 31, 1994



                                      July 1,      December 31,
  Liabilities and Stockholders'         1995           1994
    Equity                             ------        -------
---------------------------------   (unaudited)

Current liabilities:
  Current installments of long-
    term obligations               $   349,840        579,991
  Accounts payable                   4,436,780      4,523,848
  Accrued expenses                   6,007,010      5,826,066
                                  ------------    -----------

      Total current liabilities     10,793,630     10,929,905

Long-term obligations, excluding
current installments                   491,971        464,357

Deferred income tax liability          890,510        888,516

Stockholders' equity:
  Preferred stock, without par
     value, 2,000,000 shares
     authorized, no shares issued          --              --
  Common stock, $.01 par value,
     15,000,000 shares authorized;
     issued 7,050,212 shares in
     1995 and 1994                      70,502         70,502

  Additional paid-in capital         24,352,966    24,365,566

  Retained earnings                  27,108,125    26,499,416

  Treasury stock at cost-185,000
  shares in 1995 and 1994            (1,298,125)   (1,298,125)
                                    -------------  -----------

      Total stockholders' equity     50,233,468    49,637,359
                                   -------------   -----------

                                   $ 62,409,579    61,920,137
                                   =============   ===========



      See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

            Six and Three Months ended July 1, 1995 and July 2, 1994
                                   (Unaudited)



                              Six Months Ended        Three Months Ended
                            July 1,      July 2,       July 1,       July 2,
                             1995          1994          1995          1994

Total operating revenues $41,015,978   27,040,478    20,631,265    15,098,800
  Subcontractor costs      6,941,146    5,358,304     3,557,272     3,222,679

     Net operating
       revenues           34,074,932   21,682,174    17,073,993    11,876,121

Cost of net operating
revenues                  21,333,342   13,948,965    10,553,046     7,372,628
                        ------------  ------------  -----------   -----------

     Gross profit         12,741,490    7,733,209     6,520,947     4,503,493

General and
administrative expenses   11,643,082    6,901,549     5,937,999     3,576,145
                         ------------  ------------  ----------    ----------

     Operating income     1,098,408       831,660       582,948       927,348

Other income (expense):
     Interest expense      (49,400)          (91)      (26,428)          (79)
     Interest income        347,068       454,932       184,761       232,451
     Other                (313,006)      (91,192)      (120,436)     (47,929)
                        ------------  ------------  ------------    -----------
                           (15,338)       363,649       37,897        184,443
                        ------------  ------------  ------------    -----------

Income before income
taxes                     1,083,070     1,195,309      620,845      1,111,791

Provision for income
taxes                       474,360       458,064      286,007        434,794
                         -----------   ------------  ---------      ---------

     Net income          $  608,710       737,245       334,838       676,997
                        ============  ============  ============    ==========

Net income per share     $      .09           .11           .05           .10
                        ============  ===========   ============    ==========


Weighted average number   6,865,212     6,860,926     6,865,212     6,865,212
  of shares outstanding



     See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             For the Six Months ended July 1, 1995 and July 2, 1994
                                   (Unaudited)

                                                 1995            1994
                                                 -----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  608,710         737,245
     Adjustments to reconcile net income to
net cash provided by operating activities:
        Depreciation and amortization        1,715,030       1,159,967
        Gain on sale of equipment              (2,183)        (37,641)
        Deferred income taxes                   12,231       (105,037)
        Cash provided (used) from the
          change in:
           Accounts receivable                 429,588     (4,275,371)
           Inventories                       (100,916)           3,397
           Prepaid expenses and other
             current assets                  (673,498)           3,658
           Refundable income tax               171,879         131,998
           Other assets                      (391,403)       (222,165)
             Income taxes payable                   --         171,532
             Accounts payable                 (87,068)         661,914
             Accrued expenses                  180,944       1,326,986
                                           ------------     -----------

                Net cash (used in) provided
                by operating activities      1,863,314       (443,517)
                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities        (4,000,000)    (12,705,000)
  Redemption of marketable securities        3,540,000      14,670,000
  Additions to property, plant and
    equipment                              (2,642,984)     (1,301,442)
  Other                                      (233,604)              --
                                            -------------   ------------
     Net cash provided (used) in investing
       activities                          (3,336,588)         663,558
                                           ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            --          65,000
  Proceeds from debt obligations               304,190              --
  Principal payments on debt obligations     (511,622)              --
  Other                                       (12,600)              --
                                            -------------   -------------
     Net cash (used) provided by financing
       activities                            (220,032)           65,000
                                            -------------   -------------

Net (decrease) increase in cash and cash
equivalents                                (1,693,306)          285,041

Cash and cash equivalents at beginning of
period                                       2,895,478          882,823

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $1,202,172        1,167,864
                                          =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash was paid for:
     Interest                               $   49,400                91
                                            =============    ============

     Income taxes                           $  270,796            444,654
                                            =============    =============


     See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

       For the  Six and Three Months Ended July 1, 1995 and  July 2, 1994



Note 1 In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature), necessary to present fairly the financial position of the Company at July 1, 1995 and the results of operations for the six and the three month periods ended July 1, 1995 and July 2, 1994. The statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

Note 2 Certain items on the 1994 financial statements have been reclassified to conform to the 1995 presentation.


                         PART I.  FINANCIAL INFORMATION
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     On August 15, 1994, a newly organized subsidiary of Handex Corporation ("Company"), New Horizons Education Corporation, acquired all of the issued and outstanding shares of New Horizons Franchising, Inc. Simultaneously, a newly organized subsidiary of New Horizons Education Corporation, acquired substantially all of the assets of New Horizons Computer Learning Center, Inc. As a result of these acquisitions, the Company conducts two distinct lines of business and reports its results in two segments, environmental and educational.

The discussion that follows, highlights the business conditions and certain financial information specific to each of the two business segments.

ENVIRONMENTAL BUSINESS SEGMENT
------------------------------

     Net operating revenues include fees for services provided directly by subsidiaries of Handex Environmental, Inc. ("Handex Environmental") and fees for arranging for subcontractors' services, as well as proceeds from the rental and sale of equipment. Handex Environmental, in the course of providing its services, routinely subcontracts for outside services such as soil cartage, laboratory testing and other specialized services. These costs are generally passed through to clients and, in accordance with industry practice, are included in total operating revenues. Because subcontractor services can change significantly from project to project, changes in total operating revenues may not be truly indicative of business trends. Accordingly, Handex Environmental views net operating revenues, which is total operating revenues less the cost of subcontractor services, as its primary measure of revenue growth.

     Cost of net operating revenues includes professional salaries, other direct labor, material purchases and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, sales and marketing salaries and expenses, and clerical and administrative overhead.

     During 1994 and the first six months of 1995, several trends continued to develop which Handex Environmental believes will have a direct impact on its future results of operations. Handex Environmental believes that expenses for administration, computerization, marketing and engineering will continue to increase as a result of the increasing desire of Handex Environmental's customers for more detailed information concerning the status of their environmental projects. Handex Environmental's marketing costs will continue to increase due to the effects of increased competition in the environmental industry and Handex Environmental's strategy to diversify its client base.

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

     Over the last three years, Handex Environmental has experienced a significant increase in customer demand for competitive bidding and/or fixed price contracts. During 1994 and the first six months of 1995, a majority of Handex Environmental's work was performed under fixed price contracts and unit pricing arrangements. However, management believes that, over the long term, the quality and cost effectiveness of its services will continue to be an important competitive advantage. Accordingly, in responding to price competition, Handex Environmental will attempt to maintain a high level of technical quality in its services.

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

     In recent years and through the first quarter of 1995, Handex Environmental's business has been partially driven by the cost reimbursement program maintained by the State of Florida through the Florida Inland Protection Trust Fund ("Fund"). The Fund has recently been revised by the Florida legislature to require site prioritization and prior approval of costs by the Florida Department of Environmental Protection for reimbursement of cleanup expenditures. These revisions have effectively reduced the number of projects qualifying for reimbursement under the Fund rules and as had been expected, have adversely affected the results of the Company's environmental operations in Florida in particular and the overall results of its environmental operations for the 1995 second quarter. The Company's Florida operations accounted for over 22%, 22%, and 24% of total environmental revenues in fiscal years 1994 and 1993 and in the first half of 1995 respectively. In the light of the size of the Company's environmental operations in Florida, the Company expects such revisions to continue to adversely affect its operating results in future periods.

The Company has taken steps to mitigate revenues lost resulting from these changes in Florida's reimbursement program. The Company, through its Florida subsidiary has recently entered into an agreement to acquire certain assets of a local environmental company along with servicing approximately 800 remediation sites. Through this acquisition which is expected to be completed in August, the Company expects to replace a portion of revenues lost from the regulatory changes. In addition, the Company is continuing its efforts to diversify its client base and the services it offers.

EDUCATIONAL BUSINESS SEGMENT
----------------------------

     The educational segment of the Company's business is operated through its New Horizons Education Corporation ("New Horizons") subsidiary.

     The education segment is comprised of two distinct businesses, one, which operates wholly-owned training centers, and the other which supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees.

     Revenues for the training centers which are wholly-owned by subsidiaries of New Horizons consist primarily of training fees and fees derived from sales of courseware materials. Cost of sales consists primarily of instructors' salaries and benefits, facilities costs such as rent, utilities and classroom equipment, courseware, and computer hardware, software and peripherals. Selling, general and administrative expenses consist primarily of costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance support and sales executives.

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



                              RESULTS OF OPERATIONS

NET OPERATING REVENUES

Consolidated net operating revenues increased $5,198,000 or 43.8% for the second quarter of 1995 and increased $12,393,000 for the first six months of 1995 compared to the same periods in 1994. Consolidated net operating revenues for the second quarter and the first six months of 1995 included New Horizons' net operating revenues of $5,611,000 and $10,747,000, respectively. New Horizons' net operating revenues account for 32.9% and 31.5% respectively, of consolidated net operating revenues for the second quarter and first six months of 1995 and represent 47.2% and 49.6% respectively, of the increase in net operating revenues over last year's comparable periods. New Horizons' net operating revenues for the second quarter of 1995 reflect an improvement of 9.2% over reported revenues for the first quarter of 1995. Handex Environmental's net operating revenues of $11,464,000 for the second quarter of 1995 declined 3.5% compared to the 1994 quarter, and increased 7.6% for the first six months of 1995 compared to the same period last year. These results reflect a combination of the impact of the changes in the state-funded site rehabilitation program in Florida, which reduced the number of sites qualifying for reimbursement under the program, intense competition in all other regions where the Company operates and clients' deferral of environmental projects. Handex Environmental subsidiaries which were in operation prior to 1994, reported an aggregate decline of 9.0% and an increase of 0.8% in net operating revenues for the second quarter and the first six months of 1995, respectively, compared to the same periods in 1994.

New Horizons, combined with Handex Environmental's locations which opened in 1995 and 1994, accounted for over 38% and 36% respectively, of consolidated net operating revenues for the second quarter and the first six months of 1995.

COST OF NET OPERATING REVENUES

Consolidated cost of net operating revenues increased $3,180,000 or 43.1% for the second quarter of 1995, and increased $7,384,000 or 52.9% for the first six months of 1995 compared to the same periods in 1994. As a percentage of net operating revenues, the Company's cost of net operating revenues declined to 61.8% in the second quarter of 1995 from 62.1% in the same period in 1994 and for the first six months of 1995, declined to 62.6% from 64.3% in the same period in 1994. New Horizons' cost of operating revenues for the second quarter of 1995 amounted to $3,079,000 or 54.9% of its net operating revenues and amounted to $5,865,000 or 54.6% of its net operating revenues for the first six months of 1995. New Horizons' cost of net operating revenues accounted for 41.8% and 42.0% respectively, of the percentage increase over similar periods in 1994. Handex Environmental's cost of net operating revenues, as a percentage of net operating revenues increased to 65.2% in the second quarter of 1995 from 62.1% in 1994 and for the first six months of 1995 increased to 66.3% from 64.3% in 1994. The increase in Handex Environmental's cost of net operating revenues, both in absolute dollars and as a percentage of net operating revenues, was due mainly to costs associated with a higher number of employees combined with lower than expected net operating revenues.

GROSS PROFIT

Consolidated gross profit for the second quarter of 1995 increased $2,017,000 or 44.8%, and for the first six months of 1995, increased $5,008,000 or 64.8%, compared to the same periods in 1994. As a percentage of net operating revenues, consolidated gross profit for the 1995 quarter increased slightly to 38.2 % from 37.9% in 1994 and for the first six months of 1995, increased to 37.4% from 35.7% in 1994. Gross profit from New Horizons for the second quarter of 1995 amounted to $2,531,000 or 45.1% of its net operating revenues and for the first six months of 1995, amounted to $4,882,000 or 45.4% of its net operating revenues. New Horizons' gross profit accounted for 56.2% and 63.1% respectively of the percentage increase over the same periods in 1994. Handex Environmental's gross profit, as a percentage of net operating revenues, decreased to 34.8% in the second quarter of 1995 from 37.9% in 1994 and for the first six months of 1995, decreased to 33.7% from 37.4% in 1994. The decrease in Handex Environmental's gross profit as a percentage of net operating revenues was due primarily to costs associated with a higher number of employees combined with lower than expected net operating revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $2,362,000 or 66.0% in 1995 quarter compared to 1994 and for the first six months of 1995, increased $4,742,000 or 68.7% compared with 1994. As a percentage of net operating revenues, selling general and administrative expenses rose to 34.8% in the 1995 quarter from 30.1% in 1994, and for the first six months of 1995, rose to 34.2% from 31.8% in 1994. New Horizons' selling, general and administrative expenses amounted to $2,192,000 or 39.1% of its net operating revenues for the 1995 quarter and amounted to $4,180,000 or 38.9% of its net operating revenues for the first half of 1995. New Horizons' selling, general and administrative expenses accounted for 61.3% and 60.6% respectively, of the percentage increase over the 1994 periods. Handex Environmental's selling, general and administrative expenses, as a percentage of net operating revenues, rose to 32.7% and 32.0% in the second quarter and first six months of 1995, respectively, from 30.1% and 31.8% in the corresponding periods of 1994. The increase in Handex Environmental's selling, general and administrative expenses, as a percentage of net operating revenues was due mainly to the increased costs related to its sales and marketing function, the new offices opened in 1995 and 1994, the hiring of Health and Safety personnel and lower than expected net operating revenues.

OTHER INCOME/EXPENSE

Interest expense for the second quarter of 1995 increased to $26,000 and for the first six months of 1995, increased to $49,400 from $0 in the corresponding 1994 periods. The increase in both periods was primarily due to interest expense on New Horizons capital lease obligations. As a percentage of net operating revenues, interest expense rose to 0.2% in the 1995 quarter and to 0.1% in the first six months of 1995 from 0% in 1994.

Interest income for the second quarter of 1995 declined to $185,000 and for the first six months of 1995, declined to $347,000 from $232,000 and $455,000 respectively in the corresponding 1994 periods. As a percentage of net operating revenues, interest income decreased to 1.1% in the second quarter and decreased to 1.0% in the first six months of 1995, from 2.0% and 2.1% respectively in the corresponding periods of 1994. The decline in interest income in absolute dollars and as a percentage of net operating revenues was due principally to the lower tax-free interest income earned as a result of using cash reserves to acquire New Horizons In August 1994.

Other expenses increased to $120,000 in the second quarter and increased to $313,000 in the first six months of 1995 from $48,000 and $91,000 respectively, in the corresponding periods of 1994. As a percentage of net operating revenues, other expenses increased to 0.7% in 1995 quarter and to 0.9% in the first six months of 1995, from 0.4% in the 1994 periods. The increase in other expenses in the 1995 reporting periods compared to 1994, was due primarily to the amortization of certain expenses incurred with the acquisition of New Horizons.

INCOME TAXES

The provision for income taxes as a percentage of income before taxes rose to 46.1% and 43.8% respectively, for the second quarter and first six months of 1995, from 39.1% and 38.3% respectively for the same periods last year. The increase in the provision for income taxes was due primarily to the reduction in the Company's tax-free interest income.


NET INCOME

Consolidated net income for the 1995 quarter decreased $343,000 or 50.5% and for the first six months of 1995, decreased $129,000 or 17.4% from the same periods in 1994. As a percentage of net operating revenues, consolidated net income declined to 2.0% in 1995 quarter and for the first six months of 1995, declined to 1.8% from 5.7% and 3.4% respectively, in 1994. New Horizons' net income amounted to $112,000 or 2.0% of its net operating revenues in the 1995 quarter and $253,000 or 2.4% of its net operating revenues for the first six months of 1995. Handex Environmental's net income declined to $222,000 and $355,000 respectively. in the second quarter and first six months of 1995 from $677,000 and $737,000 respectively, in 1994. As a percentage of net operating revenues, Handex Environmental's net income declined to 1.9% and 1.5% respectively, from 5.7% and 3.4% respectively, in 1994. The decline in net income in both periods was due principally to costs associated with a higher number of employees combined with lower than expected net operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 1995, the Company's working capital was $23,732,000, and its cash, cash equivalents and short-term investments totaled $5,602,000. Working capital as of July 1, 1995 reflected a decrease of $934,000 from $24,666,000 as of December 31, 1994. The Company's cash flow from operating activities reflected an improvement over last year's primarily due to lower accounts receivable balance and higher non-cash depreciation and amortization expenses. The Company also has available a $5,500,000 unsecured facility with a commercial bank. This facility bears interest at either the bank's prime rate (8.75% as of July 1, 1995), or the bank's short-term money market rate, whichever the Company elects. The Company has not used this facility since June 1991.

The Company's full service approach to its environmental business in certain markets and its continuing geographic expansion require Handex Environmental to make capital expenditures for machinery and equipment and to incur costs associated with the establishment of new office locations. During the first six months of 1995, Handex Environmental spent approximately $918,000 on capital equipment and anticipates spending up to $2,000,000 during 1995.

The nature of New Horizons' business and continued expansion require it to make capital expenditures for computer equipment, software and facilities. During the first six months of 1995, New Horizons spent approximately $1,922,000 on capital equipment and anticipates spending up to $2,500,000 during 1995.

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

                                    HANDEX CORPORATION
                                    (Registrant)


Date:  August 11, 1995              By:  /s/ John T. St. James
     ------------------                ---------------------------------
                                      John T. St. James
                                      (Duly authorized officer and
                                      Principal Financial Officer)




                     FORM 10Q - PART II:  OTHER INFORMATION

                    ----------------------------------------



Item 6.             Exhibits and other reports on Form 8-K

(a)  Exhibit Index

   Exhibit
   Number             Description of Documents
   --------           ------------------------

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

    10.22 Warrants for the purchase of 25,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on December 17, 1993(9)

    10.23 Warrants for the purchase of 40,000 shares of common stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on August 15, 1994(11)

    10.24 Asset Purchase Agreement dated as of August 15, 1994 by and among New Horizons Computer Learning Centers, Inc. a Delaware Corporation, New Horizons Learning Center, Inc., a California Corporation and Michael A. Brinda(10)

    10.25 Stock Purchase Agreement dated as of August 15, 1994 by and among New Horizons Education Corporation, a Delaware Corporation and Michael A. Brinda(10)

    10.26 Lease Agreement dated April 5, 1995 between New Horizons Computer Learning Center of Chicago, Inc. and The Equitable Life Assurance Society of the United States(12)

    15.0       Letter from Independent Certified Public Accountants*

    99.1       Certificate of Amendment to Certificate of Incorporation(12)


__________________________________________________________
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on
     Form S-1  (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.

                            EXHIBIT INDEX (CONTINUED)



(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Form 8-K dated August 15, 1994.
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(12) Incorporated by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 1995.

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