Form 10-Q
period 1995-09-30
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1995-11-14
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
            ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1995
                                   ---------------------------------------------

                                       OR

        (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              --------------------     ---------------------

Commission File Number        0-17840
                         ---------------------------------------------------

                               HANDEX CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                        22-2941704
----------------------------                 -------------------------------
(State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)              No.)

                 500 Campus Drive, Morganville, New Jersey 07751
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (908) 536-8500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes   X         No
     ----     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares of common stock outstanding at September 30, 1995   6,865,212
                                                                   ------------


                         PART I:  FINANCIAL INFORMATION

                          Item 1.  Financial Statements

                       HANDEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994



                                   September 30,   December 31,
                                        1995           1994
                                      -------        --------
                                    (unaudited)
              Assets
Current assets:
  Cash and cash equivalents        $ 1,508,658       2,895,478
  Marketable securities              2,750,000       3,940,000
  Accounts receivable, net          28,708,228      26,854,906
  Inventories                          254,651         298,326
  Refundable income tax                827,702         388,682
  Deferred income tax assets           586,307         609,668
  Prepaid expenses and other         1,091,887         609,146
    current assets                 ------------   ------------
     Total current assets           35,727,433      35,596,206

Property, plant and equipment, net   9,764,036       8,736,608

Other non-current assets             1,243,085       1,665,793

Intangible assets                   15,876,949      15,921,530
                                   -------------  -------------

                                   $62,611,503      61,920,137
                                  =============  =============




     See accompanying notes to condensed consolidated financial statements.




                       HANDEX CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994


                                      September 30,  December 31,
                                          1995           1994
                                         -------        -------
                                       (unaudited)
  Liabilities and Stockholders'
    Equity

Current liabilities:
  Current installments of long-term
    obligations                        $   399,337      579,991
  Accounts payable                       3,985,155    4,523,848
  Accrued expenses                       7,089,388    5,826,066
                                      ------------   -----------

      Total current liabilities         11,473,880   10,929,905

Long-term obligations, excluding
  current installments                     636,007      464,357

Deferred income tax liability              877,559      888,516

Stockholders' equity:
  Preferred stock, without par
     value, 2,000,000 shares
     authorized, no shares issued            --           --
  Common stock, $.01 par value,
     15,000,000 shares authorized;
     issued 7,050,212 shares in 1995
     and 1994                               70,502       70,502

  Additional paid-in capital            24,351,277   24,365,566

  Retained earnings                     26,500,403   26,499,416

  Treasury stock at cost - 185,000
     shares in 1995 and 1994            (1,298,125)  (1,298,125)
                                      -------------  -----------

      Total stockholders' equity       49,624,057    49,637,359
                                      ------------   -----------

                                      $62,611,503    61,920,137
                                     =============   ===========


     See accompanying notes to condensed consolidated financial statements.




                       HANDEX CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

       Nine and Three Months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)


                                      Nine Months Ended            Three Months Ended
                                  September 30,    October 1,   September 30,    October 1,
                                       1995           1994           1995           1994
                                       ----           ----           ----           ----
Total operating revenues          $62,684,822     44,636,067     21,668,844     17,595,589
  Subcontractor costs              10,852,995      8,615,826      3,911,849      3,257,522
                                 ------------     ----------     -----------    ----------

     Net operating revenues        51,831,827     36,020,241     17,756,995     14,338,067

Cost of net operating revenues     32,662,674     22,759,560     11,329,332      8,810,595
                                 ------------     ----------     ----------     ----------

Gross profit                       19,169,153     13,260,681      6,427,663      5,527,472

Selling, general and
  administrative expenses          17,822,137     11,023,273      6,179,055      4,121,724

Provision for investment loss
  in a joint venture, asset
  write-off and termination
  expenses (Note 3)                 1,113,167             --      1,113,167             --
                                  -----------     ----------     ----------     ----------

Operating income (loss)               233,849      2,237,408       (864,559)     1,405,748

Other income (expense):
  Interest expense                    (71,415)       (11,155)       (22,015)       (11,064)
  Interest income                     490,934        627,887        143,866        172,955
  Other                              (503,053)      (221,950)      (190,047)      (130,758)
                                 -------------    -----------   ------------    -----------
                                      (83,534)        394,782       (68,196)        31,133
                                 -------------    -----------   ------------    -----------

Income (loss) before income taxes     150,315       2,632,190      (932,755)     1,436,881

Provision for income taxes            149,327       1,037,177      (325,033)       579,113
                                 -------------    ------------  -------------   -----------

  Net income (loss)               $       988       1,595,013      (607,722)       857,768
                                  =============  =============  =============   ===========

Net income per share              $        --             .23           .09            .12
                                  -------------  -------------  ------------    -----------

Weighted average number
  of shares outstanding             6,865,212       6,862,355     6,865,212      6,865,212

     See accompanying notes to condensed consolidated financial statements.




                       HANDEX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
        For the Nine Months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)

                                                  1995             1994
                                                 ------           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $        988        1,595,013
     Adjustments to reconcile net income to
     net cash provided operating activities:
        Depreciation and amortization           2,891,814        1,833,561
        Loss (gain) on sale of equipment/
           software write off                     167,841         (43,162)
        Deferred income taxes                      12,404         (86,795)
        Cash provided (used) from the
           change in:
           Accounts receivable                (1,853,322)      (9,693,215)
           Inventories                             43,675        (139,100)
           Prepaid expenses and other           (482,741)          232,347
             current assets
           Refundable income tax                (439,020)          131,998
           Other assets                           415,878        (355,064)
           Income taxes payable                        --          277,831
           Accounts payable                     (538,693)        1,930,385
           Accrued expenses                     1,263,322        2,733,356
                                             --------------   --------------
             Net cash provided by (used in)
                operating activities            1,482,146      (1,582,845)
                                             --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities           (4,000,000)      (16,080,000)
  Redemption of marketable securities           5,190,000       33,885,000
  Additions to property, plant and            (3,769,315)      (3,683,362)
     equipment
  Other                                         (266,358)      (13,734,777)
                                             --------------   --------------
     Net cash (used in) provided by
        investing activities                  (2,845,673)          386,861
                                             --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               --           65,000
  Proceeds from debt obligations                  585,659          661,714
  Principal payments on debt obligations        (594,663)         (19,340)
  Other                                          (14,289)               --
                                             --------------   -------------
     Net cash (used in) provided by              (23,293)          707,374
        financing activities                 -------------    -------------

Net decrease in cash and cash equivalents     (1,386,820)        (488,610)

Cash and cash equivalents at beginning of       2,895,478          882,823
  period                                     -------------    -------------
Cash and cash equivalents at end of period      1,508,658          394,213
                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
--------------------------------------------
  Cash was paid for:
     Interest                                $     71,415           11,155
                                             =============    ============
     Income taxes                            $    548,461        1,054,514
                                             =============    ============



     See accompanying notes to condensed consolidated financial statements.



                       HANDEX CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

  For the  Nine and Three Months Ended September 30, 1995 and  October 1, 1994



Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature and certain charges discussed in Note 3, necessary to present fairly the financial position of the Company at September 30, 1995 and the results of operations for the nine and the three month periods ended September 30, 1995 and October 1, 1994. The statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

Note 2 Certain items on the 1994 financial statements have been reclassified to conform to the 1995 presentation.

Note 3. In February 1995, one of the Company's education subsidiaries acquired a minority interest in a Joint Venture by contributing the assets of its Cleveland operations and cash. In the third quarter of 1995, the Joint Venture's majority member filed for bankruptcy and the Company has assumed the management of these operations pending settlement of the bankruptcy issues. The Company estimates and has provided for the estimated loss on this investment in the amount of $650,000.

       In addition, one of the Company's education subsidiaries wrote-off the unamortized developmental costs of a software program which had been in development prior to its acquisition by the Company in August 1994. The write-off amounted to $161,748.

       In the environmental segment, the Company reduced its work force in response to softness in its environmental business and recorded a charge in the amount of $301,419 for related termination costs.

       These charges combined, totaled $1,113,167 before tax and on an after-tax basis, had a $0.10 impact on net income per share.


                         PART I.  FINANCIAL INFORMATION
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
--------

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

ENVIRONMENTAL BUSINESS SEGMENT
-------------------------------

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

     During 1994 and the first nine months of 1995, several trends continued to develop which Handex Environmental believes will have a direct impact on its future results of operations. Handex Environmental believes that expenses for administration, computerization, marketing and engineering will continue to increase as a result of the increasing desire of Handex Environmental's customers for more detailed information concerning the status of their environmental projects. Handex Environmental's marketing costs will continue to increase due to the effects of increased competition in the environmental industry and Handex Environmental's strategy to diversify its client base.

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

     Over the last three years, Handex Environmental has experienced a significant increase in customer demand for competitive bidding and/or fixed price contracts. During 1994 and the first nine months of 1995, a majority of Handex Environmental's work was performed under fixed price contracts and unit pricing arrangements. However, management believes that, over the long term, the quality and cost effectiveness of its services will continue to be an important competitive advantage. Accordingly, in responding to price competition, Handex Environmental will attempt to maintain a high level of technical quality in its services.

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

     In recent years and through the first quarter of 1995, Handex Environmental's business has been partially driven by the cost reimbursement program maintained by the State of Florida through the Florida Inland Protection Trust Fund ("Fund"). The Fund has recently been revised by the Florida legislature to require site prioritization and prior approval of costs by the Florida Department of Environmental Protection for reimbursement of cleanup expenditures. These revisions have effectively reduced the number of projects qualifying for reimbursement under the Fund rules, and as had been expected, have adversely affected the results of the Company's environmental operations in Florida in particular and the overall results of its environmental operations beginning with the second quarter of 1995. The Company's Florida operations accounted for over 22%, 22%, and 20% of total environmental revenues in fiscal years 1994 and 1993 and in the first nine months of 1995, respectively. In the light of the size of the Company's environmental operations in Florida, the Company expects such revisions to continue to adversely affect its operating results in future periods.

The Company has taken steps to mitigate revenues lost resulting from these changes in Florida's reimbursement program. The Company, through its Florida subsidiary, has entered into an agreement to acquire certain assets of a local environmental company along with servicing approximately 800 remediation sites. The completion of this transaction has taken longer than the Company originally anticipated and is currently expected to be completed in the fourth quarter of 1995. With this acquisition, the Company expects to replace a portion of revenues lost from the regulatory changes. In addition, the Company continues its efforts to diversify its client base and the services it offers. However, the longer lead times and additional proposal and estimating costs associated with these efforts adversely impacted earnings during the third quarter and will likely have a continuing effect on margins in the future.

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

The Company-owned computer training schools in certain major metropolitan areas have developed slower than was originally anticipated and have adversely affected the overall results of operations for the educational segment of the business during the first nine months of 1995. The Company expects operating results for the balance of 1995 and the first half of 1996 to be similarly impacted.

RESULTS OF OPERATIONS
----------------------

The 1994 operating results for New horizons used in the discussions that follow are limited to the one and one-half month period beginning with its acquisition on August 15, 1994 through October 1, 1994. Accordingly, there is no explanation offered for the dollar and percent to net operating revenue changes between 1995 and 1994 , which are presented in the following sections for informational purposes only.

NET OPERATING REVENUES
----------------------

Consolidated net operating revenues increased $3,419,000 or 23.8% for the third quarter of 1995 and increased $15,812,000 or 43.9% for the first nine months of 1995 compared to the same periods in 1994. New Horizons' net operating revenues of $6,006,000 for the third quarter and $16,754,000 the first nine months of 1995 reflect an increase of $4,248,000 or 241.3% and $14,994,000 or 852.0%, respectively, over similar periods in 1994. The third quarter of 1995 marks the fourth consecutive quarter of growth in net operating revenues for the education segment , beginning with the fourth quarter of 1994, the first full quarter after its acquisition in August 1994. New Horizons net operating revenues accounted for 33.8% and 32.3% respectively of the Company's consolidated net operating revenues for the third quarter and first nine months of 1995. Handex Environmental's net operating revenues of $11,750,000 for the third quarter of 1995 and $35,077,000 for the first nine months of 1995 declined 6.6% and increased 2.4% respectively, compared to the same periods in 1994. The combination of the changes in the state-funded site rehabilitation program in Florida, which reduced the number of sites qualifying for reimbursement under the program, intense competition in all other regions where the Company operates, the introduction of risk-based programs in certain markets and clients' deferral of environmental projects continue to negatively influence the results of the Company's environmental operations.. Handex Environmental subsidiaries which were in operation prior to 1994, experienced an aggregate decline of 10.6% and 3.3% for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994.

COST OF NET OPERATING REVENUES
-------------------------------

Consolidated cost of net operating revenues increased $2,519,000 or 28.6% for the third quarter of 1995, and increased $9,903,000 or 43.5% for the first nine months of 1995 compared to the same periods in 1994. As a percentage of net operating revenues, consolidated cost of net operating revenues increased to 63.8% in the third quarter of 1995 and declined to 63.0% in the first nine months of 1995, from 61.4% and 63.2% respectively, in the same periods in 1994. New Horizons' cost of operating revenues, increased $2,405,000 or 252.2% for the third quarter of 1995 and for the first nine months of 1995, increased $8,269,000 or 867.2%. As a percentage of its net operating revenues, New Horizons' cost of net operating revenues increased to 55.9% in the third quarter of 1995 and to 55.0% in the first nine months of 1995, from 54.2% in the same periods in 1994. Handex Environmental's cost of net operating revenues increased $114,000 or 1.5% for the third quarter of 1995 and for the first nine months of 1995, increased $1,634,000 or 7.5%. As a percentage of its net operating revenues, Handex Environmental's cost of net operating revenues increased to 67.8% in the third quarter of 1995 and to 66.8% in the first nine months of 1995, from 62.5% and 63.6% respectively, in the same periods in 1994. The increase in Handex Environmental's cost of net operating revenues, both in absolute dollars and as a percentage of net operating revenues, was due principally to a combination of lower than expected net operating revenues and a higher number of employees.

GROSS PROFIT
-------------

Consolidated gross profit for the third quarter of 1995 increased $900,000 or 16.3%, and for the first nine months of 1995, increased $5,908,000 or 44.6%, compared to the same periods in 1994. As a percentage of net operating revenues, consolidated gross profit declined to 36.2% in the third quarter of 1995 and increased to 37.0% in the first nine months of 1995 from 38.6% and 36.8% respectively in the 1994 periods. New Horizons' gross profit for the third quarter of 1995 increased $1,843,000 or 228.3% and for the first nine months of 1995, increased $6,725,000 or 834.1% compared to the 1994 periods. As a percent of its net operating revenues, New Horizons' gross profit declined to 44.1% in the 1995 quarter and to 45.0% in the first nine months of 1995, from 45.8% in the 1994 periods. Handex Environmental's gross profit for the third quarter of 1995 decreased $943,000 or 20.0%, and for the first nine months of 1995, decreased $816,000 or 6.6%. As a percentage of its net operating revenues, Handex Environmental's gross profit decreased to 32.2% in the third quarter of 1995 and to 33.2% in the first nine months of 1995 from 37.5% and 36.4% respectively, in the 1994 comparable periods. The decrease in Handex Environmental's gross profit both in absolute dollars and as a percentage of its net operating revenues was primarily due to a combination of lower than expected net operating revenues, lower margins on certain major projects and a higher number of employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Consolidated selling, general and administrative expenses increased $2,057,000 or 49.9% in the third quarter of 1995 and in the first nine months of 1995, increased $6,799,000 or 61.7% compared with the 1994 periods. As a percentage of net operating revenues, consolidated selling general and administrative expenses rose to 34.8% in the 1995 quarter and to 34,4% in the first nine months of 1995 from 28.7% and 30.6% respectively in the 1994 periods. New Horizons' selling, general and administrative expenses increased $1,906,000 or 321.7% in the 1995 quarter and increased $6,086,000 or 1,027.1% in the first nine months of 1995 compared to the 1995 periods. As a percentage of its net operating revenues, New Horizon's selling, general and administrative expenses rose to 41.6% in the 1995 quarter and to 39.9% in the first nine months of 1995 from 33.7% in the 1994 periods. Handex Environmental's selling, general and administrative expenses increased $151,000 or 4.3% in the 1995 quarter and increased $713,000 or 6.8% compared with the 1994 periods. As a percentage of its net operating revenues, Handex Environmental's selling, general and administrative expenses rose to 31.3% in the 1995 quarter and to 31.8% in the first nine months of 1995, from 28.1% and 30.4% respectively in the 1994 periods. The increase in Handex Environmental's selling, general and administrative expenses, as a percentage of net operating revenues was due mainly to the combination of lower than expected net operating revenues and increased costs related to its sales and marketing function, the new offices opened in 1995 and 1994 and the hiring of Health and Safety personnel.

PROVISION FOR LOSS IN A JOINT VENTURE, ASSET WRITE-OFF AND TERMINATION EXPENSES
-------------------------------------------------------------------------------

The Company , through one of its educational subsidiaries, has a minority interest in a Joint Venture that was formed to operate the New Horizons' training center in Cleveland, Ohio. In accordance with the Joint Venture agreement, the Company, in addition to its asset and capital contributions, is obligated to provide financing for certain working capital requirements of the Joint Venture. During the 1995 quarter, the majority member in the Joint Venture filed for bankruptcy. The Company recorded a charge in the amount of $650,000 representing its estimated loss in the Joint Venture and is actively seeking another partner to continue the Cleveland operations. The Company also recorded a loss in the amount of $161,748, representing the unamortized portion of the developmental costs incurred for a management information system software which was abandoned in the quarter. In the environmental segment, the Company, responded to the softness in the business by reducing the size of the work force and accordingly recorded a charge in the amount of $301,419, representing payments to employees who have been released as a result of the reduction in force. These charges aggregated $1,113,167 which, as a percent of consolidated net operating revenues, amounted to 6.3% in the 1995 quarter and to 2.1% in the first nine months of 1995.


OTHER INCOME/EXPENSE
---------------------

Interest expense increased to $22,000 in the 1995 quarter and to $$71,000 in the first nine months of 1995 from $11,000 in the same periods in 1994. The increase in both periods was primarily due to interest expense on New Horizons' capital lease obligations. As a percentage of net operating revenues, interest expense remained at 0.1% in both periods in 1995 from 0.1% in the 1994 quarter and from 0.0% in the first nine months of 1994.

Interest income for the 1995 quarter declined to $144,000 and for the first nine months of 1995, declined to $491,000 from $173,000 and $628,000 respectively in the corresponding 1994 periods. As a percentage of net operating revenues, interest income declined to 0.8% in the 1995 quarter and declined to 0.9% in the first nine months of 1995, from 1.2% and 1.7% respectively in the corresponding periods of 1994. The decline in interest income in absolute dollars and as a percentage of net operating revenues was principally due to the lower tax-free interest income earned as a result of using cash reserves to acquire New Horizons In August 1994.

Other expenses increased to $190,000 in the 1995 quarter and increased to $503,000 in the first nine months of 1995 from $131,000 and $222,000 respectively in the corresponding 1994 periods . As a percentage of net operating revenues, other expenses increased to 1.1% in the 1995 quarter and to 1.0% in the first nine months of 1995, from 0.9% and 0.6% respectively in the 1994 periods. The increase in other expenses in the 1995 reporting periods compared to 1994 was due primarily to the amortization of certain expenses incurred with the acquisition of New Horizons.

INCOME TAXES
------------

The provision for income tax benefit as a percentage of income before taxes was 34.8% in the 1995 quarter compared to a provision for income taxes of 40.3% in the 1994 quarter. For the first nine months of 1995, the provision for income taxes as a percentage of income before taxes rose to 99.3% from 39.4% for the same period last year. The was primarily due to a combination of lower income before income taxes, the reduction in the Company's tax-free interest income, the level of non-deductible expenses relative to the income before income taxes and net worth taxes which are relatively stable from year to year and do not change significantly with the change in the income level.

NET INCOME
-----------

The Company incurred a consolidated net loss of $608,000 in the 1995 quarter compared to a consolidated income of $858,000 for the 1994 quarter. For the first nine months of 1995, the Company broke even, with a consolidated net income of $1,000 compared to a consolidated net income of $1,595,000 for the first nine months of 1994. These results were due primarily from the provision for investment loss in a Joint Venture, software costs wite-off and termination expenses recorded in both segments of the business discussed earlier, the slower than expected development of Company-owned operations in New York and Chicago and continuing softness in the environmental segment.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

As of September 30, 1995, the Company's working capital was $24,254,000, and its cash, cash equivalents and short-term investments totaled $2,750,000. Working capital as of September 30, 1995 reflected a decrease of $412,000 from $24,666,000 as of December 31, 1994. The Company's cash flow from operating activities reflected a significant improvement over last year's primarily due to the slowed increase in accounts receivable balance and higher non-cash depreciation and amortization expenses. The Company also has available a $5,500,000 unsecured facility with a commercial bank. This facility bears interest at either the bank's prime rate (8.75% as of September 30, 1995), or the bank's short-term money market rate, whichever the Company elects. The Company has not used this facility since June 1991.

The Company's full service approach to its environmental business in certain markets and its continuing geographic expansion require Handex Environmental to make capital expenditures for machinery and equipment and to incur costs associated with the establishment of new office locations. During the first nine months of 1995, Handex Environmental spent approximately $1,204,000 on capital equipment and anticipates spending up to $1,700,000 during 1995.

The nature of New Horizons' business and continued expansion require it to make capital expenditures for computer equipment, software and facilities. During the first nine months of 1995, New Horizons spent approximately $2,605,000 on capital equipment and anticipates spending up to $3,000,000 during 1995.

As discussed earlier, the Company recorded one-time charges in the 1995 quarter in the aggregate of $1,113,167. The cash portion of these charges amounts to approximately $795,000, of which $472,000 has been disbursed through September 30, 1995; the balance is expected to be disbursed in the fourth quarter of 1995.

Management believes that current cash and cash equivalents, together with cash generated by operations and funds available under its revolving credit facility, will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of 1996.


                                    SIGNATURE

                                   -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    HANDEX CORPORATION
                                    (Registrant)


Date:  November 14, 1995            By: /s/ John T. St. James
      -------------------               ----------------------------
                                      John T. St. James
                                      (Duly authorized officer and
                                      Principal Financial Officer)






                     FORM 10Q - PART II:  OTHER INFORMATION

                  --------------------------------------------



Item 6.             Exhibits and other reports on Form 8-K
-------             ----------------------------------------

(a)  Exhibit Index

   Exhibit
   Number             Description of Documents
   -------            -------------------------

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


                            EXHIBIT INDEX (CONTINUED)

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

    99.1       Certificate of Amendment to Certificate of Incorporation(12)


---------------------------------------------------------
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on
     Form S-1  (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.

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

     None.


                                                  EXHIBIT 15.0