Form 10-K
period 1995-12-30
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1996-03-29
CIK 850414

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended          December 30, 1995             OR
                              ---------------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from     Not Applicable       to
                              ------------------------      ----------------

Commission file number                  0-17840
                         ----------------------------------------------

                               HANDEX CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                     22-2941704
-----------------------------                ---------------------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


500 Campus Drive, Morganville, New Jersey              07751
-----------------------------------------         ----------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:    (908) 536-8500
                                                       ---------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class                Name of each exchange on which
        Not Applicable                  registered
---------------------------------       -------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                        --------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x   No
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 1, 1996 was approximately $17,740,541, computed on the basis of the last reported sales price per share ($5.125) of such stock on the NASDAQ National Market System.

The number of shares of the Registrant's Common Stock outstanding as of March 1, 1996 was 6,865,212.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K                       Documents Incorporated
----------------------------------      by Reference
Part III (Items 10, 11, 12 and 13)      --------------------------------
                                        Portions of the Registrant's definitive
                                        Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on
                                        May 7, 1996


                               HANDEX CORPORATION
                             INDEX TO ANNUAL REPORT
                                   ON FORM 10K

                                     PART I
Item 1.   Business

          General                                          1
          Environmental
            Services                                       2
            Customers and Marketing                        3
            Competition                                    4
            Environmental Legislation                      4
            Permits, Licenses and Regulatory Approval      5
            Insurance                                      5
            Employees                                      5
          Educational
            Wholly-owned centers and franchising           6
            Services                                       6
            Customers                                      6
            Marketing                                      6
            Competition                                    7

Item 2.   Properties                                       7

Item 3.   Legal Proceedings                                7

Item 4.   Submission of Matters to a Vote of
          Security Holders                                 7

                                     PART II

Item 5.   Market for Registrant's Common Equity
            and Related Shareholder Matters                8

Item 6.   Selected Consolidated Financial Data             8

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  9

Item 8.   Financial Statements and Supplementary Data     16

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure        16

                                    PART III

Item 10.  Directors and Executive Officers
          of the Registrant                               17

Item 11.  Executive Compensation                          18

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                18

Item 13.  Certain Relationships and Related Transactions  18

                                     PART IV

+Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8K                          18

          SIGNATURES                                      19



                                     PART I
ITEM 1.   BUSINESS

GENERAL
-------

     Handex Corporation ("Company") conducts two distinct lines of business; its environmental segment, which has been its core business, and the educational segment, which the Company started in August 1994 with its acquisition, through its subsidiary, New Horizons Education Corporation ("New Horizons"), of all the issued and outstanding shares of New Horizons Franchising, Inc. and all of the assets of New Horizons Learning Center, Inc.

     The discussion that follows and note 10 to the consolidated financial statements (see Item 8) highlight the business conditions and certain financial information specific to each of the two business segments.

ENVIRONMENTAL BUSINESS SEGMENT
------------------------------

     The Company, through subsidiaries of its environmental holding subsidiary, Handex Environmental, Inc., (collectively "Handex Environmental") provides a comprehensive solution to hydrocarbon contamination of groundwater and soil at CERCLA, RCRA and UST sites. Handex Environmental's full service approach addresses the entire remediation process, from detection and delineation to recovery and treatment. Specific services include detailed site assessments, analysis of groundwater and soil contamination, development and installation of on-site recovery systems, permitting services, maintenance and monitoring of recovery systems and complete documentation of all services and systems. Handex Environmental also provides environmental dewatering services to petroleum producers and suppliers. In late 1988 Handex Environmental introduced environmental site assessment services at industrial sites, primarily in the State of New Jersey, and subsequently increased its capability to perform other types of remediation projects through the acquisition of sludge dewatering equipment.

     Handex Environmental's primary clients continue to be the major petroleum companies which store petroleum products in underground storage tanks. While the bulk of Handex Environmental's underground storage tank and related services remained concentrated at retail gasoline stations during the fiscal year ended December 30, 1995 ("1995"), Handex Environmental continued to pursue and obtained additional work at bulk petroleum storage terminals, refineries and industrial sites. During 1995, Handex Environmental won and executed a series of significant contracts throughout the country. Most of the work on these projects involved disciplines and services new to Handex Environmental. The projects included two superfund sites - one in Florida and one in North Carolina, a series of landfill jobs in Texas, Maryland, Delaware and New Hampshire, and a variety of jobs involving large scale industrial cleanups. These projects generated over $10,000,000 in gross operating revenues in 1995. Handex Environmental also built a backlog for this type of work, starting 1996 with a backlog of over $12,000,000. Handex Environmental intends to continue to pursue this market to supplement its core retail gasoline station business.

     Through 1991, Handex Environmental operated primarily in New Jersey, Florida, Massachusetts, Maryland and surrounding states. In 1990, Handex Environmental opened area offices in eastern Pennsylvania. In 1991, Handex Environmental continued its expansion by opening area offices in: Western Pennsylvania; Long Island, New York; Jacksonville, Florida; Chicago, Illinois; and Charlotte, North Carolina. Handex Environmental also acquired, through a merger, a small groundwater remediation business in Palm Springs, Florida. In 1993, Handex Environmental opened area offices in: Cincinnati, Ohio; and Atlanta, Georgia. In 1994, Handex Environmental opened area offices in: Golden, Colorado; Wixom, Michigan; Mobile, Alabama; and Kansas City, Missouri. In 1995, Handex Environmental opened an office in Tampa, Florida and acquired the assets of a local environmental concern. In 1996, Handex Environmental opened an office in Indianapolis, Indiana. The area offices differ from Handex Environmental's other locations in that they do not have their own remediation capability. When such services are needed, they are provided by Handex Environmental's larger offices or by subcontractors.

     In 1995, the environmental remediation market was characterized by intense price-based competition. Handex Environmental believes this condition will continue to be the single, dominant factor in the market in the future. In recent years, Handex Environmental's business has been helped considerably by the cost reimbursement program maintained by the State of Florida through the Florida Inland Protection Trust Fund. Toward the end of the first quarter of 1995, significant regulatory changes in Handex Environmental's Florida market adversely affected revenues from its Florida operations. These changes effectively narrowed the number and types of environmental clean-up expenditures which would be reimbursable from the Fund.

     Handex Environmental believes that the quality and comprehensive nature of its services, its focus on well defined markets, both geographically and in terms of services offered, and the response of governmental authorities to public concern with groundwater contamination are material to the success of its business. Handex Environmental intends to continue its strategy of focusing on its primary service market -- hydrocarbon contamination of groundwater and soil due to leaking underground storage tanks and related contamination sources -- and to grow by entering new geographic markets where there is active enforcement of environmental protection statutes and significant petroleum industry presence, by expanding its focus to include bulk petroleum storage terminals, CERCLA and RCRA sites; by offering its services to a broader range of customers and by continuing to improve operating efficiencies while maintaining a high level of technical quality. In addition, Handex Environmental is expanding its expertise and operations beyond the hydrocarbon remediation contamination services market.

     Handex Environmental currently conducts its groundwater remediation business through nine wholly-owned subsidiaries, Handex of New Jersey, Inc., Handex of Maryland, Inc., Handex of Florida, Inc., Handex of New England, Inc., Handex of the Carolinas, Inc., Handex of Illinois, Inc., Handex of Ohio, Inc., Handex of Colorado, Inc. and Handex of Pennsylvania, LLC. In addition, Handex Environmental performs other remediation services, such as sludge dewatering and facility decontamination, through its wholly owned subsidiary, Handex Environmental Management, Inc.

SERVICES
--------

     Handex Environmental provides its clients with comprehensive groundwater and soil assessment, and remediation services directed at contamination resulting from leaking underground storage tanks, petroleum distribution systems and related contamination sources. A Handex Environmental project team includes hydrogeologists, engineers, and risk management specialists working with its operations department, which includes environmental technicians, data collection specialists and remedial system installers and operators.

     A Handex Environmental project begins with the investigation of a confirmed or suspected petroleum release. The case hydrogeologist develops a data collection and analysis program for the site. Handex Environmental professionals collect and evaluate information pertaining to site geology, hydrogeology, the nature and distribution of contaminants, potential exposure pathways and receptors. This is accomplished by employing rapid assessment techniques such as core penetrometer surveys, on-site chemical screening and analysis of soil and groundwater and traditional monitoring well installation. Through the analysis of field data and the results of the analysis of soil and groundwater samples, the hydrogeologist determines the extent of the contamination, soil characteristic and contaminant migration pathways. This information forms the basis for corrective action decisions.

     Based on the information collected during the site characterization process, Handex Environmental, in concert with its customer, determines the risk posed by the site. If the risk exposure is unacceptable, Handex Environmental may propose a soil and/or groundwater remediation program to reduce the level of contamination to within acceptable guidelines, or, it may instead focus on its modeling capability and regulatory knowledge to develop an argument that no further action is required.

     Handex Environmental has extensive experience designing and installing soil and groundwater remediation systems. A typical Handex Environmental remediation system can include groundwater extraction, soil vapor extraction, air sparging or some combination of the three. Groundwater and air treatment systems are designed to address site specific contaminant, concentrations and loading rates. Remediation equipment is often modified by Handex Environmental to enhance its performance and to provide an integrated system. The installation of the remediation system is performed by Handex Environmental's trained installation technicians. Handex Environmental's regulatory department specialists ensure compliance with Federal, state and local laws pertaining to the installation and operation of remediation systems.

     Once a remediation system is installed, Handex Environmental technicians monitor the performance of the system, collect water and soil samples and perform routine inspection, adjustment and maintenance to ensure proper operations. Handex Environmental monitors the progress of the remedial action until the clean-up goals have been achieved. Handex has over 600 projects currently being monitored. It provides groundwater data and analysis of such data to its customers and in some cases to various regulatory bodies to comply with certain individual state and local regulations.


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

CUSTOMERS AND MARKETING
-----------------------

     Handex Environmental's principal customers are major petroleum companies, which accounted for approximately 84.0%, 80.2% and 78.9% of Handex Environmental's net operating revenues in 1993, 1994 and 1995, respectively. Handex Environmental's three largest petroleum company customers, Amoco Oil Company, Exxon Company, U.S.A. and Shell Oil Company accounted for 15.9%, 12.5%, and 11.4%, respectively, of Handex Environmental's net operating revenues in 1995. Handex Environmental's level of business with those customers declined from its 1994 level, reflecting adverse economic conditions, regulatory changes, the introduction of Risk Based Corrective Action ("RBCA") in certain states and reduced funding for environmental services. The loss of business from any of its major customers or adverse changes in current regulations could have a material adverse effect on Handex Environmental.

     Handex Environmental currently performs approximately 80% of its work for petroleum companies at retail gasoline stations, although it does perform and continues to pursue, work at bulk petroleum terminals, pipelines, refineries and industrial sites from time to time. Handex Environmental's non-petroleum customers are primarily industrial clients and/or state and local governmental bodies or agencies which engage Handex Environmental to provide emergency response services. Most of Handex Environmental's jobs for petroleum companies are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. Most customers now require Handex Environmental to bid on certain phases of recovery projects, and Handex Environmental believes that this trend will continue in the future. In addition, many customers of Handex Environmental now purchase certain services and equipment historically provided by or through Handex Environmental as part of its full service approach from other contractors. Handex Environmental believes the unbundling of services, such as laboratory testing and analysis, is an indication of the increasing focus by its customers on containing costs associated with environmental remediation projects.

     Handex Environmental historically charged its customers for the services of its employees on an hourly basis with few budgetary limitations, as well as for the cost of materials and equipment used in connection with its services. Starting in 1993, a majority of Handex Environmental's work has been performed under fixed price contracts and unit prices, and it is expected that this trend will continue.

     Handex Environmental historically marketed its services through its senior professional staff and executives who have focused primarily on existing customers. Since competition in the groundwater remediation services industry has increased substantially the past few years and is likely to continue to increase further, Handex Environmental has established a sales and marketing function with experienced professionals in this field. Since 1993, Handex Environmental has committed significant resources for sales and marketing activities.

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

     The increasing focus on lower remediation costs by major consumers of environmental services has heightened competition in the soil/groundwater remediation services industry and this trend will likely continue as the industry matures, as other companies enter the market and expand the range of services which they offer and as Handex Environmental and its competitors move into new geographic markets. For example, major engineering and consulting companies are becoming increasingly involved in the engineering related aspects and subsequent remediation of hazardous waste sites. It is also likely that some of the major consulting firms will expand their groundwater remediation services and compete directly with Handex Environmental. Competition from these larger companies could have a material adverse effect on Handex Environmental's business. Further, competition from small firms which offer a more limited range of services but which can compete effectively on price has and may continue to adversely affect Handex Environmental's profitability by reducing its margins.

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

ENVIRONMENTAL LEGISLATION
-------------------------

     The current demand for Handex Environmental's soil/groundwater remediation services is a result of a number of overlapping Federal, state and local laws concerned with the protection of human health and the environment, as well as regulations promulgated by administrative agencies thereunder. The principal Federal statutes affecting groundwater include the Safe Drinking Water Act of 1974, the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). One of the more important Federal regulatory developments relating to Handex Environmental's business occurred in September 1988 when the EPA issued comprehensive regulations under RCRA governing underground storage tanks containing hazardous substances or petroleum. Such regulations require the owners of underground storage tanks to upgrade or close existing tanks within 10 years, and to install release detection equipment on existing tanks over a five-year period. Such regulations also require all new tanks which are installed to have protection against spills, overflows and corrosion. In addition, such regulations also prescribe the procedures by which tank owners and operators should investigate and report confirmed or suspected releases from tanks, and if applicable, proceed with corrective actions.

     Many of the foregoing Federal statutes encourage significant state involvement in their administration and enforcement, and various states have been authorized by the Environmental Protection Agency to implement their own underground storage tank programs. Various states have also enacted their own statutes designed to protect and restore environmental quality and to deal directly with the problem of soil and groundwater contamination. The state statutes and regulations are in some cases, different or more stringent than the other Federal statutes, and Handex Environmental believes that statutes and regulations enacted at the state level have had a greater impact on the demand for its services than those enacted at the Federal level. Some examples of such state statutes include New Jersey's Spill Compensation and Control Act, Environmental Clean Up Responsibility Act and its Underground Storage of Hazardous Substances Act, Maryland's Hazardous Substance Spill Response Law, Florida's Water Quality Assurance Act and the Florida Inland Protection Trust Fund. The Florida Inland Protection Trust Fund, which had helped considerably Handex Environmental' s business in Florida up through 1994, was revised by the Florida legislature in early 1995 and now requires site prioritization and prior approval of costs by the Florida Department of Environmental Protection for reimbursement of cleanup expenditures. These revisions, which were intended to assure the Fund's economic integrity, have adversely affected in a significant manner, the operating results of Handex Environmental's operations in Florida, and will continue to have an adverse effect on the Company given the size of Handex Environmental's operations in that state.

PERMITS, LICENSES AND REGULATORY APPROVALS
------------------------------------------

     The installation and operation of remediation systems are subject to various licensing, permitting, approval and reporting requirements imposed by Federal, state and local laws. For example, National Pollutant Discharge Elimination System ("NPDES") permits, air pollution permits and other regulatory program permits are typically required in connection with the installation of an active remediation system, and the terms of these permits often require ongoing reporting to governmental agencies concerning the operation of the remediation system. Passive remediation programs also require institutional and engineering controls. Approvals of corrective action plans by the appropriate regulatory agency is increasingly being required before a recovery system can be installed to address contaminated soil and/or groundwater due to a release from an underground storage tank.

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

     In order to provide a full service approach to subsurface remediation, Handex Environmental employs licensed well drillers, and many of its environmental technicians are licensed wastewater treatment plant operators. In addition, Handex Environmental employs individuals who specialize in obtaining the required Federal, state and local environmental and operational permits necessary for Handex Environmental and its customers to install and operate remediation systems, facility permits, including Title V air permits and compliance audits. Handex Environmental also provides the documentation of the recovery process necessary to assist its customers in satisfying applicable reporting requirements.

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

EMPLOYEES
---------

     As of December 30, 1995, the number of employees at Handex Environmental, including the corporate staff at Handex Corporation, was 576 employees. Of these, 318 are skilled professionals (hydrogeologists, geologists, environmental scientists and field technicians), 121 are non-professional technical support personnel, and 137 are administrative and executive personnel.

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

EDUCATIONAL BUSINESS SEGMENT
----------------------------

     The Company operates its educational segment through subsidiaries of its education holding company subsidiary, New Horizons Education Corporation (collectively, "New Horizons") . There are two distinct businesses to the education segment; one operates computer training centers, while the other supplies a system of instructions, sales and management concepts concerning computer training to independent franchisees.

     New Horizons Training Centers. New Horizons operates computer training facilities in Santa Ana, California; Chicago, Illinois; and New York, New York. In addition, New Horizons holds a minority interest in a joint venture which operates a facility in Cleveland, Ohio. Prior to the acquisition of New Horizons by the Company, New Horizons operated a single training center in Santa Ana. The other centers were acquired from franchisees, subsequent to the acquisition, as part of New Horizons' strategic plan to operate company-owned training centers in selected major United States markets.

     Through its computer training centers, New Horizons offers comprehensive instruction in the use of personal computers and computer software, including instructor-led courses in software applications, networking and work stations. Each training center is equipped with computer hardware, software, and peripherals in order to provide students with hands-on training. Students are provided with internally developed coursewares and other training materials purchased by New Horizons from leading software manufacturers under license agreements. Revenues from the computer training centers are derived from training fees paid by clients and proceeds from the sale of training materials related to the computer courses.

     The Company believes there is a nationwide trend toward out-sourcing of computer training. Typical students in a New Horizons' classroom consist of individuals from private employers or various government agencies, which contract with New Horizons to provide training in personal computer and software applications to their personnel. Most of the classes are held at New Horizons' facilities. However, in response to the needs of its customers, New Horizons also provides instruction at client offices. All training is instructor-led, with approximately 70% being conducted at the training centers and 30% at client locations.

     Franchising Operations. New Horizons began offering franchise territories in 1992, and as of March 1, 1996, there were 121 training centers world-wide in addition to Company-owned locations in New York, Chicago and Santa Ana, California. During the first quarter of 1996, the Company completed the sale of ten franchises in Japan. New Horizons sells only one franchise within a defined geographic area. Franchisees pay an initial franchise fee and royalty and advertising fees based on both gross training revenues and gross sales of courseware.

     A new franchise owner undergoes an intensive training program, receiving in-depth instruction in sales, marketing, computer training and the management of a computer training facility. New Horizons also provides franchisees with sales, management, advertising and technical support.

     Customers. Customers for the training provided at New Horizons' operated and franchised training centers are predominantly employer-sponsored individuals from a wide range of corporations, professional service organizations, government agencies and municipalities. No single customer accounted for more than 10% of New Horizons revenues during 1995.

     Marketing. According to a survey conducted by International Data Corporation, worldwide revenues for the information training industry approached $15 billion in 1993 and are expected to grow to almost $27 billion by 2,000. Although very fragmented, the industry is expected to produce annual growth rates of 13%. The majority of all company-sponsored computer education and training is currently supplied through the use of in-house training staffs. The Company believes that there is a trend in the United States toward out-sourcing non-core operations, such as computer training, as a means of increasing corporate efficiency and competitiveness.

     New Horizons markets its services primarily through account executives who utilize telemarketing to target and contact potential customers. New Horizons has also recently established a national account program designed to market computer training services to large companies which have facilities throughout the United States.


     Competition The information technology training and education industry is highly fragmented. Computer education and training is supplied primarily by in-house training departments, regional personal computer application specialists, such as ExecuTrain, Catapult and Productivity Point International, small local independents, computer dealers and superstores and computer resellers. Except for ExecuTrain, an Atlanta, Georgia based company, none of the Company's competitors currently have a national presence.

     The instructor-led computer training markets are locally oriented. Although national marketing efforts are conducted, a training center's success depends upon execution at the local level. Although competitive pricing is important, New Horizons believes that it is currently a less important competitive factor than the quality of training, flexibility and convenience of service.

     Training Authorization. New Horizon is authorized to provide training by more than 30 software publishers, including Microsoft, Novell, Apple and Sun Microsystems. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationship with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business.

     Employees. As of December 30, 1995, New Horizons employed 328 individuals, consisting of 100 computer instructors, 80 account executives and 148 in the administration and executive areas. None of these employees are represented by a labor organization. New Horizons considers relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

      The Company's corporate headquarters occupy a portion of a 33,000 square foot facility in Morganville, New Jersey, which it shares with two wholly owned subsidiaries, pursuant to a lease which expires in 2003. The lease gives the Company an option to extend its tenancy for the entire facility for an additional five-year period.

      As of December 30, 1995, Handex Environmental conducted business at nineteen facilities located in the states of New Jersey, New York, Pennsylvania, Maryland, North Carolina, Ohio, Florida, Georgia, Illinois, Massachusetts, Colorado, Michigan, Alabama, and Missouri. Handex Environmental owns facilities in New Jersey, Maryland and Florida, while leasing facilities in all other locations. In January 1996, Handex purchased its facility in Mt. Dora, Florida from a general partnership whose partners are certain executive officers and Directors of the Company.

      New Horizons' headquarters and primary training centers are located in Santa Ana and Irvine, California, pursuant to leases which expire in 1997 and 2001, respectively.

      As of December 30, 1995, New Horizons conducted business at four leased facilities located in California, Illinois and New York.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.




                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Common stock is traded on the NASDAQ National Market System under the symbol HAND. The following table sets forth the range of high and low bid quotations per share of Common stock from January 2, 1994 through December 30, 1995, as reported by the NASDAQ system.

1995                                            HIGH        LOW
----                                            -----       ----
1st Quarter       (January 1 - April 1)         9           7
2nd Quarter       (April 2 - July 1)            8-1/4       4-1/2
3rd Quarter       (July 2 - September 30)       8-1/8       6-1/4
4th Quarter       (October 1 - December 30)     7-3/8       4-5/8

1994                                            HIGH        LOW
----                                            -----       ----
1st Quarter       (January 2 - April 2)         8-1/2       6-1/4
2nd Quarter       (April 3 - July 2)            7-1/2       6
3rd Quarter       (July 3 - October 1)          9-3/8       7
4th Quarter       (October 2 - December 31)     8-5/8       6-1/4

      As of March 1, 1996, the Company's Common stock was held by 264 holders of record. The Company has never paid cash dividends on its Common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

Summary Consolidated Financial Data (in thousands, except per share)

SELECTED CONSOLIDATED         1995(2)    1994(2)    1993     1992      1991
                              -------    -------    -----     ----     -----
STATEMENTS OF INCOME DATA:(1)
Total operating revenues      $85,272    $64,773   $48,194  $52,098  $62,245
Subcontractor costs            15,018     12,202     9,481    9,657   12,522
                              -------   --------   -------- -------- --------
 Net operating revenues        70,254     52,571    38,713   42,441   49,723
Cost of net operating revenues 45,066     32,866    24,745   27,437   26,079
                              -------   --------   -------   -------  -------
 Gross profit                  25,188     19,705    13,968   15,004   23,644
Selling, general and
administrative expenses        24,008     16,182    12,197   12,263   11,778
Provision for  loss in a
joint venture, asset write-
off and termination expenses    1,113         --        --       --       --
Other income (expense), net      (191)       343       424      417      134
                               -------    -------   -------  -------  -------
Income (loss) before income      (124)     3,866     2,195    3,158   12,000
taxes
Provision for income taxes         69      1,535       821    1,225    4,685
                                -------  --------   ------   -------  -------
 Net income (loss)              $(193)    $2,331    $1,374   $1,933   $7,315
                                =======  ========   =======  =======  =======
Net income (loss) per share
of Common stock(3)              $(.03)    $  .34    $  .20   $  .28   $ 1.06
                                =======   =======   =======  ======   =======

SELECTED CONSOLIDATED BALANCE SHEET DATA

                           DECEMBER  DECEMBER  JANUARY      DECEMBER 31
                              30,       31,       1,     ------------------
SELECTED CONSOLIDATED        1995      1994      1994      1992       1991
BALANCE SHEET DATA:          -----     -----     -----     -----       ----
  Working capital           $23,198   $24,666   $38,194    $36,129   $34,524
  Total assets               67,089    61,920    52,393     50,629    50,839
  Long-term obligations,
   excluding current
   installments                 650       464        --         --        17
  Total stockholders'
    equity                   49,428    49,637    47,060      46,253   45,040

(1) Certain reclassifications were made in 1994, 1993, 1992, and 1991 to conform with the presentation in 1995.

(2) The operating results of New Horizons are included in 1995 for the entire year and for the period from August 15, 1994 through December 31, 1994 for 1994.

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                             PERCENTAGE RELATIONSHIP       PERIOD TO PERIOD
                             TO NET OPERATING REVENUES          CHANGE

                                                         1995    1994   1993
                                                          VS.     VS.    VS.
                                1995   1994   1993       1994    1993   1992
                               ------  -----   -----     -----   -----  -----
Net operating revenues         100.0%  100.0%  100.0%    33.6%   35.8%  (8.8)%
Cost of net operating revenues  64.1    62.5    63.9     37.1    32.8   (9.8)
Gross profit                    35.9    37.5    36.1     27.8    41.1   (6.9)
Selling, general and
  administrative expenses       34.2    30.8    31.5     48.4    32.7    (.5)
Provision for loss in a
joint venture, asset write-off
  and termination expenses       1.6      --      --    100.0      --      --
Interest income                   .9     1.5     2.0    (23.0)   (0.5)   32.0
Income (loss) before income
  taxes                          (.2)    7.4     5.7      N.A.   76.1   (30.4)
Provision for Income taxes        .1     2.9     2.1    (95.5)   87.0   (33.0)
Net income (loss)                (.3)    4.4     3.5      N.A.   69.7   (28.9)

GENERAL
--------

     Handex Corporation ("Company") conducts two distinct lines of business; its environmental segment which has been its core business and the educational segment, which the Company started in August 1994 with its acquisition of all the issued and outstanding shares of New Horizons Franchising, Inc. and all of the assets of New Horizons Learning Center, Inc.

     The discussion that follows and note 10 to the consolidated financial statements (see Item 8) highlight the business conditions and certain financial information specific to each of the two business segments.

ENVIRONMENTAL BUSINESS SEGMENT
-------------------------------

     The Company conducts the environmental segment of its business through a subsidiary, Handex Environmental, Inc., and its subsidiaries (collectively "Handex Environmental").

     Net operating revenues include fees for services provided directly by Handex Environmental, and fees for arranging for subcontractors' services, as well as proceeds from the rental and sale of equipment. Handex Environmental, in the course of providing its services, routinely subcontracts for outside services such as soil cartage, laboratory testing and other specialized services. These costs are generally passed through to clients and, in accordance with industry practice, are included in total operating revenues. Because subcontractor services can change significantly from project to project, changes in total operating revenues may not be truly indicative of business trends. Accordingly, Handex Environmental views net operating revenues, which is total operating revenues less the cost of subcontractor services, as its primary measure of revenue growth.

     Cost of net operating revenues includes professional salaries, other direct labor, material purchases and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, sales and marketing salaries and expenses, and clerical and administrative overhead.

     During 1995 and 1994, several trends continued to develop which Handex Environmental believes will have a direct impact on its future results of operations. Handex Environmental believes that expenses for administration, computerization, marketing and engineering will continue to increase. Administrative costs have increased and will continue to increase as a result of the increasing desire of Handex Environmental's customers for more detailed information concerning the status of their environmental projects. Handex Environmental's marketing costs will continue to increase due to the effects of increased competition in the environmental industry and Handex Environmental's strategy to diversify its client base.

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

     Over the last four years, Handex Environmental has experienced a significant increase in customer demand for competitive bidding and/or fixed price contracts. During 1995 and 1994, a majority of Handex Environmental's work was performed under fixed price contracts and unit prices. Price has become the primary factor in the environmental remediation services market. However, management believes that, over the long term, the quality and cost effectiveness of its services will continue to be an important competitive advantage. Accordingly, in responding to price competition, Handex Environmental will attempt to maintain a high level of technical quality in its services.

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

     In recent years, Handex Environmental's business has been helped considerably by the cost reimbursement program maintained by the State of Florida through the Florida Inland Protection Trust Fund. During the first quarter of 1995, the Florida Inland Protection Trust Fund was revised by the Florida legislature and now requires site prioritization and prior approval of costs by the Florida Department of Environmental Protection for reimbursement of cleanup expenditures. These revisions which were intended to assure its economic integrity, have significantly limited the number and types of environmental cleanup expenditures which would be reimbursable from the Fund and have therefore, adversely affected Handex Environmental's operating results in Florida and its overall operating results in 1995. Management believes that these revisions will continue to have an adverse effect on Handex Environmental's operations in Florida and the Company's environmental segment results as a whole. During 1995, Handex Environmental acquired the assets of a small environmental concern in Florida in a strategic move to partially offset the revenue loss resulting from revisions to the Fund reimbursement program.

EDUCATIONAL BUSINESS SEGMENT
-----------------------------

     The Company operates the educational segment of its business through its subsidiary, New Horizons Education Corporation, and its subsidiaries ("New Horizons") (collectively "New Horizons).

     There are two distinct businesses in the educational segment; one operates wholly-owned training centers, and the second, supplies systems of instruction, sales and management concepts concerning computer training to independent franchisees.


     Revenues for the training centers operated by New Horizons consist primarily of training fees and fees derived from sales of courseware materials. Cost of sales consists primarily of instructors' salaries and benefits, facilities costs such as rent, utilities and classroom equipment, courseware, and computer hardware, software and peripherals. Selling, general and administrative expenses consist primarily of costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance support and sales executives.

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

RESULTS OF OPERATIONS
----------------------

1995 VERSUS 1994

NET OPERATING REVENUES
-----------------------

     Consolidated net operating revenues increased $17,683,0000 or 33.6% in 1995 compared to 1994. Consolidated net operating revenues of $70,254,000 in 1995 consisted of Handex Environmental's net operating revenues of $46,521,000 (66.2% of consolidated net operating revenues) and New Horizons' net operating revenues of $23,733,000 (33.8% of the consolidated net operating revenues).

     Handex Environmental's net operating revenues decreased $61,000 or 0.1% in 1995 compared to 1994. Excluding operating locations which were opened in 1995 and 1994, Handex Environmental's net operating revenues declined $2,348,000 or 5.2% in 1995 compared to 1994. The decline in revenues came from Handex Environmental's operating subsidiaries in New Jersey, Maryland, Illinois and Florida, with the Florida subsidiary accounting for over 65% of the decline in revenues. Handex Environmental's operating results in its Florida operations and as a whole, were adversely impacted by the revisions in early 1995 to the Florida Inland Protection Trust Fund which effectively limited the types of environmental cleanup expenditures which would be reimbursable under the Fund. Management believes these revisions will continue to have a significant adverse impact on Handex Environmental's future operating results. Handex Environmental's net operating revenues from its New Jersey, Maryland and Illinois markets were adversely impacted by intense price-competition. The operations of Handex Environmental's subsidiaries in Massachusetts, Ohio and Colorado registered revenue growth ranging from 13% in New England to 109% in Colorado.

     New Horizons' net operating revenues increased $17,744,000 or 296.3% in 1995 compared to 1994 (1994 net operating revenues were for the period August 15, 1994 through December 31, 1994). In February 1995, New Horizons bought back and converted the New York franchise to a company-owned operation. The New York operations contributed $2,238,000 in net operating revenues for the year.

COST OF NET OPERATING REVENUES
-------------------------------

     Consolidated cost of net operating revenues increased $12,200,000 or 37.1% in 1995 compared to 1994. As a percentage of consolidated net operating revenues, the consolidated cost of net operating revenues increased to 64.1% in 1995, from 62.5% in 1994. Consolidated cost of net operating revenues of $45,066,000 in 1995 consisted of Handex Environmental's $31,902,000 (70.8% of consolidated cost of net operating revenues) and New Horizons' $13,164,000 (29.2% of consolidated net operating revenues).

     Handex Environmental's cost of net operating revenues increased $2,306,000 or 7.8% in 1995 compared to 1994. As a percentage of its net operating revenues, Handex Environmental's cost of net operating revenues increased to 68.6% in 1995 from 63.5% in 1994. The increase in cost of net operating revenues, both in terms of absolute dollars and as a percentage of net operating revenues, was due primarily to a combination of lower than expected net operating revenues and higher employee related expenses.


     New Horizons' cost of net operating revenues increased $9,894,000 or 302.6% in 1995 compared to 1994 which was for the period August 15, 1994 through December 31, 1994. As a percentage of its net operating revenues, New Horizons' cost of net operating revenues increased to 55.5% in 1995 from 54.6% in 1994. The increase in cost of net operating revenue dollars was due primarily to the 1994 period consisting only of four and one-half months compared to a full year for 1995. The increase in cost of net operating revenues as a percentage of net operating revenues was due primarily to higher personnel and facilities costs and higher operating costs relative to revenues associated with New Horizons' start-up operations in Chicago and New York.

GROSS PROFIT
-------------

     Consolidated gross profit increased $5,483,000 or 27.8% in 1995 compared to 1994. Consolidated gross profit of $25,188,000 consisted of Handex Environmental's contribution of $14,619,000 (58.0% of consolidated gross profit) and New Horizons' contribution of $10,569,000 (49.0% of consolidated gross profit). As a percentage of consolidated net operating revenues, consolidated gross profit declined to 35.9% in 1995 from 37.5% in 1994.

     Handex Environmental's gross profit decreased $2,367,000 or 13.9% in 1995 compared to 1994. As a percentage of its net operating revenues, Handex Environmental's gross profit declined to 31.4% in 1995, from 36.5% in 1994. The decrease in gross profit, both in terms of absolute dollars and as a percentage of net operating revenues, was due primarily to a combination of lower than expected net operating revenues and higher employee related expenses and lower margins on industrial jobs.

     New Horizons' gross profit increased $7,850,000 or 288.6% in 1995 compared to 1994 (four and one half month period). As a percentage of its net operating revenues, New Horizons' gross profit declined to 44.5% in 1995 from 45.4% in 1994. The increase in gross profit dollars in 1995 compared to 1994 was due principally to the 1994 period being significantly shorter than 1995. The decline in gross profit as a percentage of net operating revenues was due principally to higher facilities and employee related expenses and the expected lower gross profit relative to revenues associated with New Horizons' start-up operations in Chicago and New York.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
---------------------------------------------

     Consolidated selling, general and administrative expenses increased $7,825,000 or 48.4% in 1995 compared to 1994. Of the consolidated selling, general and administrative expenses of $24,008,000, Handex Environmental incurred $14,751,000 (61.4% of consolidated selling, general and administrative expenses) and New Horizons incurred $9,257,000 (38.6% of consolidated selling, general and administrative expenses).

     Handex Environmental's selling, general and administrative expenses increased $802,000 or 5.7% in 1995 compared to 1994. As a percentage of its net operating revenues, Handex Environmental's selling, general and administrative expenses increased to 31.7% in 1995 from 29.9% in 1994. The increase in selling, general and administrative expenses both in terms of absolute dollars and as a percentage of its net operating revenues was due primarily to lower than expected net operating revenues combined with increased costs related to its sales and marketing function and the new offices opened in 1995 and 1994.

     New Horizons' selling, general and administrative expenses increased $7,024,000 or 314.6% in 1995 compared to 1994 (four and one half month period).As a percentage of its net operating revenues, New Horizons' selling, general and administrative expenses increased to 39.0% in 1995, from 37.3% in 1994. The increase in New Horizons' in selling, general and administrative expense dollars was primarily due to the 1994 period being significantly shorter than 1995 and increased sales and marketing expenses. As a percentage of its net operating revenues, New Horizons' selling, general and administrative expenses increased primarily due to the lower revenues associated with its start-up operations in Chicago and New York.

PROVISION FOR LOSS IN A JOINT VENTURE, ASSET WRITE-OFF AND TERMINATION EXPENSES
--------------------------------------------------------------------------------

     In the third quarter of 1995, the Company recognized pre-tax charges totaling $1,113,000 or 1.6% of consolidated net operating revenues. Of this amount, $301,000 related to Handex Environmental and $812,000 pertained to New Horizons.

     In response to the softness in the environmental services market, Handex Environmental undertook a reduction in its work force and accordingly recorded a charge totaling $301,000, representing payments to employees who were released.

     The Company, through one of its educational subsidiaries, has a minority interest in a limited liability company that was formed to operate a New Horizons' training center in Cleveland, Ohio. In accordance with the limited liability company agreement, the Company, in addition to its asset and capital contributions, is obligated to and provided financing for certain working capital requirements of the limited liability company. During the third quarter of 1995, an affiliate of the majority member in the limited liability company filed for bankruptcy. The Company recorded a charge in the amount of $650,000, representing the funds it had loaned to the limited liability company. The Company has been managing this operation pending the resolution of the bankruptcy issues pertaining to the venture's majority member. The Company also recorded a charge in the amount of $162,000, representing the unamortized portion of the developmental costs incurred for a management information system which was abandoned by New Horizons in the third quarter.

OTHER INCOME/EXPENSE
---------------------

     Interest expense for 1995 increased to $101,000 from $37,000 in 1994. The increase was primarily due to interest expense on New Horizons capital lease obligations resulting from fixed asset additions. As a percentage of consolidated net operating revenues, interest expense remained at .1% in 1995 and 1994. The Company has a credit facility with a commercial bank which has not been used since June 1991.

     Interest income decreased to $608,000 in 1995 from $789,000 in 1994. As a percentage of consolidated net operating revenues, interest income decreased to
 .9% in 1995 from 1.5% in 1994. The Company's interest income generated by its investment in tax-free notes and bonds declined significantly in 1995 compared to 1994 primarily due to the use of investment funds in the acquisition of New Horizons. The decline in interest income as a percentage of net operating revenues in 1995 was due to a combination of higher net operating revenues and lower interest income resulting from the reduced funds available for placement in tax-free investments.

     Other expenses in 1995 increased to $698,000 from $409,000 in 1994. Included in other expenses was goodwill amortization expense from the acquisition of New Horizons which amounted to $366,000 in 1995 and $132,000 in 1994. (a partial year). In addition, other expenses in 1995 included a higher provision for litigation expenses compared to 1994.

INCOME TAXES
--------------

     The provision for income taxes for 1995 was due primarily to foreign taxes, state income and franchise taxes of certain operating subsidiaries and certain non-deductible items for income tax purposes.

NET INCOME (LOSS)
-----------------

     Consolidated net loss for 1995 amounted to $193,000 compared to a consolidated net income of $2,331,000 for 1994. As a percentage of consolidated net operating revenues, consolidated net loss was .3% compared to a consolidated net income of 4.4%.

     Handex Environmental's 1995 operations resulted in a net loss of $146,000 compared to a net income of $2,153,000 in 1994. This was due primarily to a combination of lower than expected revenues and higher employee related expenses.

     New Horizons operations for 1995 resulted in a net loss of $47,000 compared to a net income of $174,000 for the four and one half month period in 1994. This was due primarily to the one time charges totaling $812,000, discussed earlier and the less than anticipated results from the start-up operations in Chicago and New York.

RESULTS OF OPERATIONS
----------------------

1994 VERSUS 1993

NET OPERATING REVENUES
-----------------------

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

COST OF NET OPERATING REVENUES
------------------------------

     The Company's cost of net operating revenues for 1994 increased $8,120,000 or 32.8% compared to 1993. As a percentage of net operating revenues, the Company's cost of net operating revenues declined to 62.5% in 1994, from 63.9% in 1993. Cost of net operating revenues for New Horizons for 1994 amounted to $3,269,000 (54.6% of New Horizons' revenues) and accounted for 13.2% of the increase over last year. Handex Environmental's cost of net operating revenues, as a percentage of net operating revenues decreased to 63.5% from 63.9% in 1993. The increase in Handex Environmental's cost of net operating revenues in absolute dollars was primarily due to the hiring of additional employees, increases in materials and supplies purchased, other expenses related to the increase in the level of business and new offices opened in 1993 and 1994. As a percentage of net operating revenues, Handex Environmental's cost of net operating revenues declined mainly due to the growth in net operating revenues and improved utilization of staff resulting from its comprehensive training programs.

GROSS PROFIT
-------------

     The Company's gross profit for 1994 increased $5,738,000 or 41.1% compared to 1993. As a percentage of net operating revenues, the Company's gross profit increased to 37.5% in 1994, from 36.1% in 1993. Gross profit from New Horizons included in 1994 amounted to $2,720,000 (45.4% of New Horizons' revenues) and accounted for 19.5 % of the increase over last year. Handex Environmental's gross profit, as a percentage of net operating revenues, grew to 36.5%, from 36.1% in 1993. The improvement in Handex Environmental's gross profit, both in absolute dollars and as a percentage of its net operating revenues was due mainly to the growth in net operating revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     The Company's selling, general and administrative expenses for 1994 increased $3,986,000 or 32.7% compared to the same period last year. As a percentage of net operating revenues, the Company's selling, general and administrative expenses decreased to 30.8% in 1994, from 31.5% in 1993. New Horizons' operations incurred $2,233,000 in selling, general and administrative expenses (37.3% of New Horizons' revenues) and accounted for 18.3% of the increase over last year. Handex Environmental's selling, general and administrative expenses, as a percentage of environmental net operating revenues declined to 29.9% in 1994 from 31.5% in 1993. The increase in Handex Environmental's selling, general and administrative expenses in absolute dollars was due mainly to the increase in its marketing expenses, legal and professional fees, fees associated with the hiring of professional staff and expenses related to new offices opened in 1993 and 1994. The decrease in Handex Environmental's selling, general and administrative expenses as a percentage of net operating revenues was due largely to the growth in net operating revenues.

OTHER INCOME/EXPENSE
---------------------

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

INCOME TAXES
------------

     The provision for income taxes as a percentage of income before income taxes increased to 39.7% in 1994 from 37.4% in the year ago period. The increase in the provision for income taxes was due primarily to the reduction in the Company's tax-free interest income.

NET INCOME
----------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 30, 1995, the Company's working capital was $23,198,000, and its cash and cash equivalents and short-term investment totaled $6,596,000. Working capital as of December 30, 1995 reflected a decrease of $1,468,000 from $24,666,000, as of December 31, 1994. The Company's cash flow from operating activities improved to $4,782,000 in 1995 from $399,000 in 1994 primarily due to cash provided by increased depreciation and amortization expenses, lower growth in accounts receivable balance, and increases in accounts payable and accrued expenses. As of March 12, 1996, the Company has renegotiated an extension to June 30, 1998 of its unsecured $5,500,000 credit facility with a commercial bank under substantially the same terms and conditions prior to the extension. This facility, which the Company has not used since June 1991, bears interest at either the bank's prime rate, or the bank's short-term money market rate, whichever the Company elects.

     The Company's full service approach to its environmental services business in certain markets and its continuing geographic expansion require capital expenditures for machinery and equipment and expenditures related with the establishment of new office locations. During 1995, the Company's environmental segment spent approximately $1,300,000 on capital equipment and anticipates spending up to $2,300,000 in 1996.

     The nature of the Company's educational business segment also requires significant cash commitments for the acquisition of computer equipment, software and facilities. During 1995, the Company's educational segment spent approximately $2,700,000 for capital equipment and leasehold improvements and anticipates spending up to $3,200,000 in 1996.

     Management believes that current cash and cash equivalents, together with cash generated by operations, and its funds available under its revolving credit facility will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of 1996.

IMPACTS OF ACCOUNTING PRONOUNCEMENTS
-------------------------------------

      The Company's management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Company. However, the potential impact of Statement of Accounting Financial Standards ("SFAS 123") warrants further discussion.

      SFAS 123, which will be effective in 1996, provides elective accounting for stock-based employee compensation arrangements using a fair value model. Companies currently accounting for such arrangement under APB Opinion 25 "Accounting for Stock Issued to Employees," may continue to do so; however, SFAS 123 supersedes the disclosure requirements of Opinion 25. The Company does not believe that adoption of SFAS 123 will have a significant impact on net income but will increase disclosure requirements for stock-based compensation.

      All other applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1995 and prior years' financial statements have been adopted by the Company. The Company believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following pages contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.





                             HANDEX CORPORATION INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1995




                                                                 Page

REPORT OF INDEPENDENT AUDITORS                                   F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                 F-3
     Consolidated Statements of Operations                       F-4
     Consolidated Statements of Stockholders' Equity             F-5
     Consolidated Statements of Cash Flows                       F-6
     Notes to Consolidated Financial Statements             F-7 - F-15

SCHEDULES

     Schedule II  - Valuation and Qualifying
                    Accounts and Reserves                        20



All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in Notes to Consolidated Financial Statements.















                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Handex Corporation:


We have audited the consolidated financial statements of Handex Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handex Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Markwick LLP

Cleveland, Ohio
February 16, 1996


                           CONSOLIDATED BALANCE SHEETS

                       HANDEX CORPORATION AND SUBSIDIARIES

                     DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                                  1995           1994
                                                  ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                   $  3,821,474    $ 2,895,478
  Marketable securities                          2,775,000      3,940,000
  Accounts receivable, less allowance for
     doubtful accounts of $981,745 in 1995
     and $934,560 in 1994 (note 3)              30,001,497     26,854,906
  Inventories                                      539,491        298,326
  Prepaid expenses                                 606,005        214,198
  Refundable income tax                            666,060        388,682
  Deferred income tax assets (notes 1 and 4)       705,453        609,668
  Other current assets                             321,846        394,948
                                               -----------    -----------
     Total current assets                       39,436,826     35,596,206
                                               -----------    -----------

Property, Plant and equipment, at cost:
(note 2)
  Land                                             517,053        518,478
  Buildings and improvements                     2,711,807      2,347,918
  Machinery and equipment                       15,431,033     12,479,364
  Furniture and fixtures                         2,955,294      2,284,281
  Motor vehicles                                 5,249,370      5,087,435
                                               -----------    -----------
                                                26,864,557     22,717,476
Less accumulated depreciation and
amortization                                   (17,221,433)   (13,980,868)
                                               ------------   -----------
  Net property, plant and equipment              9,643,124      8,736,608
Excess of cost over net assets of acquired
companies, net of accumulated amortization
of $842,095 in 1995 and $421,357 in 1994        16,121,258     15,921,530
Cash surrender value of life insurance             909,839      1,054,426
Other assets (notes 5 and 13)                      978,335        611,367
                                               -----------    -----------
                                              $ 67,089,382   $ 61,920,137
                                               ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term
    obligations (note 2)                      $    447,227   $   579,991
  Accounts payable                               7,896,838     4,523,848
  Other liabilities (note 6)                     7,894,616     5,826,066
                                               -----------    -----------
     Total current liabilities                  16,238,681    10,929,905

Long-term obligations, excluding current           649,941       464,357
  installments (note 2)

Deferred income tax liability (notes 1 and 4)      772,466       888,516

Stockholders' equity:
  Preferred stock without par value,
     2,000,000 shares authorized, no
     shares issued                                      --            --
  Common stock, $.01 par value, 15,000,000
     shares authorized; issued, 7,050,212
     shares in 1995 and 1994                         70,502       70,502
  Additional paid in capital                     24,349,542   24,365,566
  Retained Earnings                              26,306,375   26,499,416
  Treasury stock at cost - 185,000 shares in
     1995 and 1994 (note 1)                      (1,298,125)  (1,298,125)
                                                 -----------  -----------
     Total stockholders' equity                  49,428,294   49,637,359
Commitments and contingencies (notes 9, 13
and 15)                                                  --           --
                                                -----------   -----------
                                               $ 67,089,382  $ 61,920,137
                                               ===========    ===========

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       HANDEX CORPORATION AND SUBSIDIARIES

      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994




                                       1995          1994           1993
                                       ----          ----           ----
Total operating revenues           $85,271,557    $64,772,555    $48,194,334
Subcontractor costs                 15,017,661     12,201,809      9,481,455
                                   -----------    -----------    -----------
  Net operating revenues (note 3)   70,253,896     52,570,746     38,712,879
Cost of net operating revenues      45,065,597     32,865,469     24,745,121
                                   -----------    -----------    -----------
  Gross profit                      25,188,299     19,705,277     13,967,758
Selling, general and
  administrative expenses           24,007,696     16,182,303     12,196,284
Provision for  loss in a joint
  venture, asset write-off and
 termination expenses (note 12)      1,113,167             --             --
Other income (expense):
  Interest expense                    (100,891)       (37,042)        (8,601)
  Interest income                      607,728        789,097        792,743
  Other                               (697,805)      (409,190)      (360,260)
                                   ------------    -----------     -----------
                                      (190,968)       342,865         423,882
                                   ------------    -----------    -----------
(Loss) income before income taxes     (123,532)     3,865,839       2,195,356
Provision for income taxes (note 4)     69,509      1,534,797         821,144
                                    -----------    -----------    ------------
  Net (loss) income                $  (193,041)     2,331,042       1,374,212
                                    ===========    ===========    ============
Net (loss) income per share of
  Common stock                     $     (0.03)    $     0.34     $      0.20
                                    ===========    ===========    ===========




           See accompanying notes to consolidated financial statements


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       HANDEX CORPORATION AND SUBSIDIARIES

      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

                                                          ADDITIONAL
                                    COMMON STOCK           PAID-IN     RETAINED     TREASURY    STOCKHOLDERS'
                                 SHARES       AMOUNT       CAPITAL     EARNINGS       STOCK       EQUITY
                                 -------     --------     ---------   ----------     -------      -------
BALANCE AT DECEMBER 31, 1992    6,940,212   $  70,402     $24,119,669  $22,794,162    $(731,250)   $46,252,983
Repurchase of Treasury stock      (85,000)         --              --           --     (566,875)      (566,875)
Net income, year ended
  January 1, 1994                      --          --              --    1,374,212           --      1,374,212
                                ----------  ---------     -----------   -----------   -----------   ----------
BALANCE AT JANUARY 1, 1994      6,855,212      70,402      24,119,669    24,168,374   (1,298,125)   47,060,320
Issuance of Common stock
  for stock options                10,000         100          64,900            --           --        65,000
Income tax benefit from the
  exercise of stock options            --          --           1,997            --           --         1,997
Issuance of warrants on
  Common stock                         --          --         179,000            --           --       179,000
Net income, year ended
  December 31, 1994                    --          --              --     2,331,042           --     2,331,042
                               ----------   ---------      ----------    ----------   ----------    ----------
BALANCE AT DECEMBER 31, 1994    6,865,212      70,502      24,365,566    26,499,416   (1,298,125)   49,637,359
Registration expense for
  warrants issued in 1994              --          --         (16,024)           --           --       (16,024)
Net loss, year ended
  December 30, 1995                    --          --              --      (193,041)          --      (193,041)
                               ----------   ---------     -----------    ----------   ----------    ----------
BALANCE AT DECEMBER 30, 1995    6,865,212   $  70,502     $24,349,542   $26,306,375   ($1,298,125) $49,428,294
                               ==========   =========     ===========   ===========   ===========  ===========

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       HANDEX CORPORATION AND SUBSIDIARIES

      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

                                       1995           1994             1993
                                       -----          -----            -----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss) income                  $(193,041)      $2,331,042     $1,374,212
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization      3,951,496        2,664,871      2,685,448
  Gain on disposal of equipment         (6,284)         (42,711)       (33,325)
  Deferred taxes                      (211,835)          29,706       (327,102)
  Cash provided (used) from the
     change in:
     Accounts receivable            (3,146,591)      (8,646,814)    (1,384,659)
     Inventories                      (241,165)         (40,020)        41,143
     Prepaid expenses                 (391,807)         211,879       (270,838)
     Other current assets               73,102          368,872       (246,712)
     Other assets and cash
       surrender value of life
        insurance                     (216,213)        (177,392)      (714,131)
     Accounts payable                3,372,990        2,511,641        417,745
     Other liabilities and
        income taxes payable/
        refundable                   1,791,172        1,187,471      1,047,595
                                    ----------       -----------    -----------
       Net cash provided by
          operating activities       4,781,784          398,545      2,589,376
                                    -----------      ------------   -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of marketable
     securities,                    (5,775,000)     (17,855,000)    (40,570,000)
  Redemption of marketable
     securities                      6.940,000       37,010,000      39,865,000
  Additions to property, plant
     and equipment                  (4,189,036)      (3,476,238)       (541,096)
  Cash paid for acquired
     companies, net of cash
     acquired.                        (868,589)     (14,531,722)             --
                                   -------------    ------------     ----------
     Net cash provided (used) in
       investing activities         (3,892,625)       1,147,040      (1,246,096)
                                  --------------    ------------     -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from issuance of
     common stock                           --           65,000              --
  Registration expenses on
    warrants issued                    (16,024)              --              --
  Proceeds from debt obligations       766,992          556,030              --
  Repurchase of treasury stock               --             --         (566,875)
  Principal payments on debt
     obligations                      (714,171)        (153,960)             --
                                   -------------     -------------    ----------
     Net cash provided (used) in
       financing activities             36,797          467,070        (566,875)
                                  --------------      -------------   ----------
Net increase in cash and  cash
  equivalents                          925,996        2,012,655         776,405
Cash and cash equivalents at
beginning of period                  2,895,478          882,823         106,418
                                   ------------      -----------     ----------
Cash and cash equivalents at end
of  period                         $ 3,821,474       $2,895,478       $ 882,823
                                   ===========       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash was paid for:
     Interest                      $   104,460       $   37,042       $   8,601
                                   ===========       ===========      =========
     Income taxes                  $   568,650       $2,144,135       $ 872,390
                                   ===========       ===========     ==========

Investing and financing activities
----------------------------------
In 1995, the Company acquired certain assets of New Horizons' New York franchise and a Florida based environmental concern for an aggregate cash price and related expenses of approximately $830,000. There were no liabilities assumed in either acquisition.

In August 1994, the Company acquired certain assets and liabilities of a computer training school and all the issued and outstanding shares of stock of a computer training franchising company in August, 1994 at an aggregate cash price of $14,000,000 and related cash expenses of approximately $600,000 and non-cash expense of $179,000. The non-cash expense represents the excess of the fair market value over the issue price on warrants on 40,000 shares of Handex's
Common stock. Liabilities assumed totaled $2,446,000.

           See accompanying notes to consolidated financial statements



                       HANDEX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            December 30, 1995, December 31, 1994 and January 1, 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     (a)  Nature of Operations
          ---------------------

          The Company conducts two distinct lines of business; an Environmental segment which provides environmental consulting and remediation services, and has been the Company's core business since it was acquired in 1986, and; an Educational segment, which was acquired in 1994 and provides a variety of computer training services to employer-sponsored enrollees.

     (b)  Basis of Accounting and Principles of Consolidation
          ---------------------------------------------------

          The consolidated financial statements include the accounts of Handex Corporation, and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (c)  Revenue Recognition
          ---------------------

          Revenue is recognized at the time work is performed and services are rendered.

     (d)  Marketable Securities
          ----------------------

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

          The Company's investments are presented at their aggregate face value. Amounts paid over face value are amortized through maturity. Unamortized premiums amounted to $3,775 and are included in other current assets. As of December 30, 1995 and December 31, 1994, the Company's security portfolio had aggregate fair market values of $2,775,000 and $3,945,350, respectively. There were no unrealized gains or losses as of December 30, 1995. There were also no gains or losses realized from the redemption of securities during the year.

     (e)  Inventories
          ------------

          Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

     (f)  Property, Plant and Equipment
          ------------------------------

          Property, plant and equipment are stated at cost.

          Depreciation is provided over the estimated useful lives of the respective assets, using the straight line method as follows:

          Buildings and improvement     25 years or term of the lease whichever
          is shorter
          Machinery and equipment       3 to 5 years
          Furniture and fixtures        5 to 10 years
          Motor vehicles                5 years

     (g)  Income Taxes
          -------------

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

     (h)  Excess of Cost Over Net Assets Acquired
          ---------------------------------------

          The excess of cost over net assets acquired is being amortized on a straight-line basis principally over 40 years.

     (i)  Asset Impairments
          -----------------

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

     (j)  Cash and Cash Equivalents
          -------------------------

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with purchased maturities of three months or less to be cash equivalents.

     (k)  Net Income Per Share
          ---------------------

          The computation of net income per share of Common stock is based on the average number of shares outstanding during each year. Inclusion of the incremental shares applicable to outstanding stock options in the computation using the treasury stock method would have no material dilutive effect. Dilutive options are not considered in the calculation of net loss per share.

          The average number of shares outstanding used in determining net income per share was 6,865,212 in 1995, 6,863,069 in 1994, and
          6,881,267 in 1993.

     (l)  Use of Estimates
          -----------------

          The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (m)  Reclassification
          ------------------

         Certain items on the 1994 and 1993 consolidated statements of income have been reclassified to conform to the 1995 presentation.

2.   LONG-TERM OBLIGATIONS
     ------------------------

     The Company's debt and capital lease obligations represent indebtedness of New Horizons as follows:

                                                     1995         1994
                                                     ----        ------
Notes payable to bank with interest rates         $    --        $304,776
adjusted to prime (8.5% at December 30, 1995), plus up to 2.5%, paid in full in February 1995, secured by certain assets of New Horizons

Note payable to bank at 9.99% interest rate,        170,421       253,349
payable in monthly installments of $9,306, secured by certain assets of New Horizons

Note payable to a former franchisee, non-               --         35,000
interest bearing, unsecured, paid in full in January 1995

Amounts due under non-cancelable leases           1,101,655       520,838
accounted for as capital leases. These leases have effective interest rates ranging from 8.5% to 12.3% per annum

Amount of capital leases representing interest     (174,908)     (69,615)
                                                   ---------     --------
     Present value of minimum lease payments        926,747      451,223

Less: current portion of notes payable and lease
obligations                                         447,227      579,991
                                                   ---------    --------
                                                  $ 649,941    $ 464,357
                                                   =========   ---------

    The following is a summary of future payments required under the above obligations:

                                              DEBT          LEASE
                                              -----        ------

     1996                                  $   99,889    $  432,049
     1997                                      70,532       345,130
     1998                                          --       218,211
     1999                                          --       102,605
     2000                                          --         3,660
     2001 and after                                --            --

     Included in the Company's plant, property and equipment is New Horizons' equipment under capital leases amounting to $1,272,860, net of accumulated amortization of $410,540.

     The Company has received a firm commitment from a commercial bank for an unsecured credit facility which provides a maximum credit of $5,500,000 through June 30, 1998. This credit facility bears interest at the Company's preference of either the prime rate or LIBOR. The Company is required to pay a fee of 1/4 of 1% of the unused balance of the facility.


3.   BUSINESS AND CREDIT CONCENTRATION
     ----------------------------------

     Handex Environmental's primary customers are major petroleum companies who store petroleum products in underground storage tanks. New Horizons' customers are predominantly employer-sponsored individuals from corporations, professional service organizations, government agencies and municipalities.

     Handex Environmental has certain customers which, in one or more of the last three years, accounted for 10% or more of both its total and net operating revenues. The approximate total and net operating revenues for these customers are as follows:
                                    1995           1994          1993
                                    -----         -----         ------
     Total operating revenues:
        Customer 1              $ 9,267,000  $10,567,000    $9,049,000
        Customer 2                6,890,000    8,592,000     7,391,000
        Customer 3                6,283,000    7,306,000     7,241,000
        Customer 4                4,895,000    6,138,000     5,359,000
                                -----------  ------------   -----------
           Total                $27,335,000  $32,603,000   $29,040,000
                                ===========  ===========   ============

     Net operating revenues:
        Customer 1              $ 7,387,000  $ 8,544,000   $ 7,294,000
        Customer 2                5,833,000    7,542,000     6,489,000
        Customer 3                5,291,000    6,131,000     6,415,000
        Customer 4                3,890,000    4,812,000     4,244,000
                               ------------  -----------   ------------
           Total                $22,401,000  $27,029,000   $24,442,000
                                ===========  ===========   ===========

     As of December 30, 1995 Handex Environmental's receivables from such customers amounted to approximately $9,700,000.

     New Horizons has no individual customer which accounts for 10% or more of its operating revenues for 1995 and 1994.

4.   INCOME TAXES
     --------------

     Income tax expense for the periods below differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax income as a result of the following:

                                     1995           1994          1993
                                    ------         ------        ------
     Computed "expected" tax
     expense (benefit)           $  (42,001)    $1,314,385    $  746,421
     Amortization of excess of
       cost over net assets
       acquired                      31,600         22,450        16,950
     State and local tax
       expense, net of Federal
       income tax effect             62,300        287,200       232,100
     Foreign income tax              36,740          6,351            --
     Interest income from tax-
       free investments             (64,200)      (149,800)     (205,200)
     Meals and entertainment         40,464         49,124        19,657
     Other                            4,606          5,087        11,216
                                  ---------      ----------    -----------
     Income tax expense          $   69,509    $ 1,534,797     $ 821,144
                                 ==========    ===========     ============

     Effective rates                     N/A         39.7%         37.4%
                                  ==========    ==========     ===========

     Income tax expense
     consists of:
                                     1995           1994          1993
                                     -----         -----          -----
     Federal
       Current                  $   150,285    $ 1,131,620      $ 760,000
       Deferred                    (211,835)        (2,281)      (242,509)
     State and local                 94,319        399,107        303,653
     Foreign                         36,740          6,351             --
                                 ------------   -----------     ----------
                                 $    69,509   $ 1,534,797      $ 821,144
                                 ============  ============     ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 1995 and December 31, 1994, are presented below:

                                                DECEMBER 30,   DECEMBER 31,
                                                    1995           1994
                                                   -----          -----
     Deferred tax assets:
       Accounts receivable, principally due
         to allowance for doubtful accounts    $   392,698    $ 373,824
       Reserve for uninsured losses and
         litigation                                232,064      188,250
       Loss on joint venture                       260,000           --
       Other                                        80,691       47,594
                                               ------------   -----------
       Total gross deferred tax assets             965,453       609,668
       Less valuation allowance                         --            --
                                               -----------    -----------
       Net deferred tax assets                     965,453       609,668
                                               -----------    -----------
     Deferred tax liability:
       Property, plant and equipment,
         principally due to differences in
         depreciation                            (724,164)      (805,920)
       Excess of cost over net assets of
         acquired company                        (308,302)       (82,596)
                                               ------------    -----------
       Deferred tax liability                   (1,032,466)     (888,516)
                                               -------------   -----------
       Net deferred tax liability              $   (67,013)    $(278,848)
                                              ==============   ============

     There is no valuation allowance required at December 30, 1995 and December 31, 1994.

5.   NOTES RECEIVABLE FROM OFFICERS
     -------------------------------

     Included in other assets are notes receivable from certain officers of the Company in the aggregate amount of $468,610. One of the notes is payable on or before September 30, 1997 and is fully secured by a mortgage on real estate to which the loan proceeds were applied; the others are demand notes secured by the proceeds from certain life insurance policies.

6.   OTHER LIABILITIES
     -----------------

     Other liabilities consist of:

                                                 1995           1994
                                                 -----          -----
     Sales taxes payable                     $   620,347    $    713,617
     Salaries, wages and bonuses payable       1,795,787       1,264,405
     Amounts received on behalf of a
       customer                                1,205,424       1,542,451
     Deferred revenues                         1,564,096         994,167
     Allowance for uninsured claims              250,161         270,624
     Allowance for litigation expenses           330,000         200,000
     Other                                     2,128,801         840,802
                                             -----------    ------------
                                             $ 7,894,616    $  5,826,066
                                             ===========    ============

7.   EMPLOYEE SAVINGS PLAN
     ---------------------

     The Company has a 401(k) Profit Sharing Trust and Plan in which all employees in its environmental business segment not currently covered by a collective bargaining agreement are eligible to participate. None of the Company's employees are covered by any collective bargaining agreement.
     The Company, at its option, matches each participant's contribution to the Plan at the rate of 50% of up to 6% of each participant's compensation, up to the maximum allowable under the Internal Revenue Code. Employer contributions for the years ended December 30, 1995, December 31, 1994, and January 1, 1994 totaled $360,551, $269,068 and $235,384 respectively.
     Employees vest in the Company contributions at a rate of 20% per year based upon years of service. A similar, but non-contributory plan is in place for New Horizons' employees.

8.   STOCK OPTION PLAN
     ------------------

     The Company maintains a key employee stock option plan which provides for the issuance of non-qualified options, incentive stock options and stock appreciation rights. The plan currently provides for the granting of options to purchase up to 1,200,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the market price on the date the option is granted or at a price of not less than 110% of the market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's Common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or Common stock, or a combination thereof, equal to the excess of the market price of the Common stock over the option price. All options were granted at fair market value at dates of grant.

     The stock option plan for directors who are not employees of the Company provides for the issuance of up to 75,000 shares of Common stock and may be issued at such price per share and on such other terms and conditions as the Compensation Committee may determine. All options were granted at fair market value at dates of grant.

     The following table summarizes all transactions during 1995 and 1994 under the Stock Option Plans.

                                                  1995             1994
                                                  -----            -----
     Options outstanding at beginning of
     year (number of shares):
      Key employees                              723,900          506,500
      Outside directors                           24,750           24,750
     Options granted (number of shares):
      Key employees                               30,739           253,000
      Outside directors                               --                --
     Average grant price:
      Key employees                          $      6.00         $    7.96
      Outside directors                               --                --
     Options exercised (number of shares):
      Key employees                                   --            10,000
      Outside directors                               --                --
     Average exercise price:
      Key employees                          $        --         $     6.50
      Outside directors                                                 --
     Options canceled (number of shares):
      Key employees                               40,900             25,600
      Outside directors                               --                --
     Options outstanding at end of year
     (number of shares):
      Key employees                              713,739            723,900
      Outside directors                           24,750             24,750
     Option price range:
      Key employees                          $5.80 - $ 9.00   $5.80 - $ 9.00
      Outside directors                      $6.50 - $11.20   $6.50 - $11.20
     Options exercisable (number of
     shares):
      Key employees                              399,500            279,700
      Outside directors                           24,750             24,750
     Aggregate price of exercisable options
      Key employees                          $ 2,891,810      $   2,011,345
      Outside directors                          230,200            230,200
     Options available for future grants
     (number of shares):
      Key employees                              270,761            260,600
      Outside directors                           46,250             46,250


9.   LEASES
     ------

     The Company, is obligated under operating leases primarily for office space and training facilities, with rental arrangements for various periods of time ending through 2003. These leases provide for minimum fixed rents for the following fiscal years as follows: 1996, $2,174,074; 1997, $1,854,220;
     1998, $1,501,317; 1999, $1,329,248; 2000, $1,166,686; and 2001 and after,
     $3,250,527 excluding the related-party lease described below. Rent expense was $2,302,068, $1,370,365, and $1,287,231, during the years ended December 30, 1995, December 31, 1994, and January 1, 1994, respectively.

     A subsidiary of the Company leased a building from a partnership comprised of related parties. Rent under this lease, which commenced in June 1987 and was scheduled to expire in June 1999, was $36,000 for each of the years ended December 30, 1995, December 31, 1994, and January 1, 1994. On January 15, 1996, the Company purchased this property.


10.  SEGMENT INFORMATION AND REPORTING
     ----------------------------------

     In 1995, the Company acquired the assets of New Horizons' franchise in New York and a Florida based environmental concern for an aggregate cash price and related expenses of $830,000. These acquisitions have been accounted as purchases, and accordingly the purchase prices have been allocated to assets based upon the Company's estimate of their fair market values. The aggregate purchase price and related expenses exceeded the fair values of the assets by $597,000 and are included in Goodwill. .

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

     These acquisitions have been accounted for as purchases, and accordingly the purchase prices have been allocated to assets and liabilities based upon New Horizon's estimate of their fair market values. The aggregate purchase price and related expenses exceeded the fair values of assets and liabilities by $14,393,077 and are included in Goodwill.

     Prior to August 15, 1994, the Company's business operations were concentrated in the environmental services industry. With the acquisition of New Horizons, the Company extended its operations into the computer training industry.

     Information about the Company's segment operating data for 1995 follows:


                                          NEW
                       ENVIRONMENTAL    HORIZONS     CORPORATE   CONSOLIDATED
                       -------------   ----------   -----------  ------------

     Net operating
     revenues          $46,520,688    $23,733,208   $      --      $70,253,896

     Gross Profit       14,619,091     10,569,208          --       25,188,299

     Identifiable       34,455,894     23,613,435    9,020,053      67,089,382
     assets (a)

     Capital             1,302,116(b)   2,730,467(b)   156,453       4,189,036
     expenditures

     Depreciation and    2,056,811      1,724,073(c)   170,612       3,951,496
     amortization

          (a) Identifiable assets are those used in the operation of each segment. Corporate assets consist primarily of cash and short-term marketable securities.

          (b)  Excludes assets of $232,675 from acquired companies.

          (c) Includes write-off of the unamortized cost of management software in the amount of $161,749.

     New Horizons has no assets outside the United States and derives revenues from the sale of franchises and royalties based on certain revenues of licensed franchises. During 1995 revenues derived from the sale of franchises and royalties derived from franchised operations outside the United States amounted to approximately $681,000.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

     Summarized quarterly financial data for 1995 and 1994 are as follows (in thousands, except per share data):

                                            INCOME
                                            (LOSS)
                       NET                  BEFORE      NET      EARNINGS
                    OPERATING    GROSS      INCOME     INCOME     (LOSS)
    YEAR   QUARTER  REVENUES     PROFIT     TAXES      (LOSS)    PER SHARE
    ----   -------  ---------   -------    -------    -------    --------
    1995   First    $ 17,001  $  6,221    $  453      $  274    $   .04
           Second     17,074     6,520       612         335        .05
           Third      17,757     6,428      (942)       (608)      (.09)
           Fourth     18,422     6,019      (247)       (194)      (.03)

    1994   First    $  9,806  $  3,188    $   74      $   60    $   .01
           Second     11,876     4,545     1,103         677        .10
           Third      14,338     5,527     1,428         858        .12
           Fourth     16,551     6,445     1,261         736        .11

     The fourth quarter of 1994 reflects adjustments aggregating to approximately $200,000 for excess provision for vacation, holiday, major medical and dental expenses. The quarter also reflects the write-off to expense of advances to a bio-remediation contractor amounting to $240,000 which was partially offset by the reversal to income of excess provision for litigation expenses.

12. PROVISION FOR LOSS IN A JOINT VENTURE, ASSET WRITE-OFF AND TERMINATION EXPENSES
     -----------------------------------------------------------------------

     In February 1995, one of the Company's education subsidiaries acquired a minority interest in a limited liability company by contributing the assets of its Cleveland operations and cash. In the third quarter of 1995, an affiliate of the venture's majority member filed for bankruptcy and the Company has assumed the management of these operations pending settlement of the bankruptcy issues. The Company estimates and has provided for the estimated loss on the joint venture in the amount of $650,000.

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

     These charges combined, all of which were recorded in the third quarter of 1995, totaled $1,113,167 before tax and on an after-tax basis, had a $0.10 impact on net income per share.


13.  CAPTIVE INSURANCE COMPANY
     --------------------------

     In February 1992, the Company purchased stock in a holding company which owns a captive insurance company through which the Company obtains its general liability insurance coverage. The stock purchase price of $476,250 was paid by $158,750 in cash, which is reflected in other non-current assets in the accompanying financial statements, and the balance is secured by an irrevocable letter of credit. As of December 30, 1995, there has not been any draw against the letter of credit. The Company has no obligations to the holding company/captive insurance group other than the amount represented by the letter of credit and as a shareholder and director of the holding company. The Company owns 1 share (3.3%) of the 30 shares of common stock, and 466.25 shares (23.3%) of 1,996.79 shares of Preferred stock, Series A, issued and outstanding as of December 30, 1995.

14.  FINANCIAL INSTRUMENTS
     ----------------------

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities is considered to approximate their fair value due to the short maturity of these instruments. Marketable securities are shown at fair value. Debt instruments are not significant.

15.  COMMITMENTS AND CONTINGENCIES
     ------------------------------

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

16.  CHANGE IN FISCAL YEAR
     -----------------------

     On December 18, 1992, the Board of Directors approved a change in the Company's fiscal year from one ending on December 31st of each year to a 52-53 week fiscal year ending on the Saturday nearest the last day of December. Fiscal 1995 ended on December 30, 1995. Fiscal 1994 ended on December 31, 1994. Fiscal 1993, the first fiscal year under this change, ended on January 1, 1994. All references to 1993 in the financial statements refer to the fiscal year ended January 1, 1994. The Company filed a Form 8-K report on December 31, 1992.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       DIRECTORS
       ---------

       The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

       EXECUTIVE OFFICERS OF THE REGISTRANT*
       -------------------------------------

       The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

NAME                     AGE            POSITION
----                     ---            ---------

Curtis Lee Smith, Jr.    68             Chairman of the Board and
                                        Chief Executive Officer

Thomas J. Bresnan        43             President and Chief Operating Officer

P. Craig Modesitt        39             Vice President, Sales and Marketing

Stuart O. Smith          63             Vice Chairman of the Board,
                                        Chief Development Officer and Secretary

John T. St. James        49             Vice President, Treasurer and
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

     JOHN T. ST. JAMES joined the Company in December 1988 and was elected its Treasurer in January 1989, Chief Financial Officer in February 1989 and Vice President in February 1991. Prior to joining the Company, Mr. St. James served as Vice President and Chief Financial Officer for B.A.T.U.S., Inc., an operator of retail concerns, from 1984 to 1987, as Vice President and Chief Financial Officer for the Henri Bendel division of The Limited, Inc., and operator of retail clothing stores, from 1987 to 1988; and as Vice President - Financial Operations/Control for Brooks Fashions, Inc., an operator of retail clothing stores, for a brief period during 1988.

     P. CRAIG MODESITT joined the Company in August 1993 and was elected Vice President, Sales and Marketing. From 1979 until that time, he was with Ejector Systems, Inc., as both a founder and Vice President of Sales and Marketing. Ejector Systems, Inc. is a privately-held manufacturer of groundwater remediation equipment.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1996, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)   FINANCIAL STATEMENTS

       The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                            Page
                                                            -----

       Report of Independent Auditors                       F-2
       Consolidated Balance Sheets                          F-3
       Consolidated Statements of Operations                F-4
       Consolidated Statements of Stockholders' Equity      F-5
       Consolidated Statements of Cash Flows                F-6
       Notes to Consolidated Financial Statements       F-7 to F-15


(A) (2)   FINANCIAL STATEMENTS SCHEDULES

       The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof:

                                                            Page
                                                            -----

       Report of Independent Auditors as to Schedules       F-2
       Schedule II Valuation and Qualifying Accounts
       and Reserves                                         20


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A) (3)   EXHIBITS

       Reference is made to the Exhibit Index at sequential page 21 hereof.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Morganville, New Jersey this 28th day of March, 1996.

                                        HANDEX CORPORATION


                                        By:  /s/Curtis Lee Smith, Jr.
                                           ----------------------------
                                           Curtis Lee Smith, Jr., Chairman
                                           and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                    TITLE                     DATE

/s/Curtis Lee Smith, Jr.    Chairman, and            )
-------------------------   Chief Executive Officer  )
Curtis Lee Smith, Jr.       (Principal Executive     )
                            Officer)                 )
                                                     )

/s/John T. St. James        Vice President,          )
------------------------    Treasurer and            )
John T. St. James           Chief Financial Officer  )
                            (Principal Financial     )
                            and Accounting Officer)  )
                                                     )

/s/Stuart O. Smith          Director                 )
-----------------------                              )
Stuart O. Smith                                      )       March 28, 1996
                                                     )
/s/Thomas J. Bresnan        Director                 )
-----------------------                              )
Thomas J. Bresnan                                    )
                                                     )
/s/Gregory J. Reuter        Director                 )
-----------------------                              )
Gregory J. Reuter                                    )
                                                     )
/s/David A. Goldfinger      Director                 )
-----------------------                              )
David A. Goldfinger                                  )
                                                     )
/s/Richard L. Osborne       Director                 )
-----------------------                              )
Richard L. Osborne                                   )
                                                     )
/s/Scott R. Wilson          Director                 )
-----------------------                              )
Scott R. Wilson                                      )
                                                     )
/s/William H. Heller        Director                 )
-----------------------                              )
William H. Heller                                    )
                                                     )


                                                                 SCHEDULE II
                                                                 -----------
                    HANDEX CORPORATION INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

      Years ended December 30, 1995, December 31, 1994, and January 1, 1994


                                                   Allowance
                                                      for
                                                   Doubtful
                                                   Accounts
     Balance at December 31, 1992                 $  891,834

     Additions - Charged to costs and expenses       192,943

     Deductions (A)                                 (244,686)

     Balance at January 1, 1994                      840,091

     Additions - Charged to costs and expenses       195,552

     Deductions (A)                                 (101,083)

     Balance at December 31, 1994                    934,560

     Additions - Charged to costs and expenses       400,375

     Deductions (A)                                 (353,190)

     Balance at December 30, 1995                 $  981,745


(A) - Accounts charged off, less recoveries



                                  EXHIBIT INDEX


                                                                 PAGINATION
                                                                   BY
                                                                 SEQUENTIAL
EXHIBIT        EXHIBIT                                           NUMBERING
NUMBER         DESCRIPTION                                        SYSTEM
-----          -----------                                        -------


 3.1   Amended Certificate of Incorporation of the Registrant (1)

 3.2   By-Laws of the Registrant(1)

 3.3   Amendment to Certificate of Incorporation of the Registrant

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

10.11  Amendment No. 3 to the Registrant's Amended and Restated
       401(k) Profit Sharing Trust and Plan(6)*

10.12 Form of Indemnity Agreement with Directors and Officers of the Registrant(6)

10.13  Employment Agreement dated August 3, 1992, between the
       Registrant and Thomas J. Bresnan(7)*

10.14  Lease Agreement dated April 26, 1988, between Jocama
       Construction Inc. and the Registrant(1)



                                  EXHIBIT INDEX
                                                                 PAGINATION
                                                                   BY
                                                                 SEQUENTIAL
EXHIBIT        EXHIBIT                                           NUMBERING
NUMBER         DESCRIPTION                                        SYSTEM
------         -----------                                        -------


10.15  Addenda to the Lease Agreement dated April 6, 1988 between
       Jocama Construction and the Registrant (8)

10.16  Indenture of Lease dated June 17, 1987, between Xednah
       Investments and Handex of Florida, as amended (1)

10.17  Lease Agreement dated March 25, 1991, between Handex of
       New England, Inc. and Metro Park Marlboro Realty Trust, as amended (6)

10.18  Lease Agreement dated January 20, 1992, between Handex of
       Maryland, Inc. and Winmeyer Commons II Limited Partnership (6)

10.19  Lease Agreement dated March 1, 1995, between New Horizons
       Learning Center of Metropolitan New York, Inc. and Mid City Associates, guaranteed by the Registrant (10)

10.20 Lease Agreement dated February 24, 1995, between New Horizons Computer Learning Center of Cleveland LTD., LLC, and Realty One Property Management, guaranteed by the Registrant (10)

10.21  Consulting Agreement between the Registrant and The Nassau
       Group, Inc. dated December 17, 1993 (9)

10.22  Warrants for the purchase of 25,000 shares of Common Stock
       $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on December 17, 1993 (9)

10.23  Warrants for the purchase of 40,000 shares of Common Stock
       $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on August 15, 1994. (10)

10.24 Asset Purchase Agreement, dated as of August 15, 1994, by and among New Horizons Computer Learning Centers, Inc. a Delaware Corporation, New Horizons Learning Center, Inc., a California Corporation and Michael A. Brinda (11)

10.25 Stock Purchase Agreement dated as of August 15, 1994, by and among New Horizons Education Corporation, a Delaware
       Corporation and Michael A. Brinda (11)

10.26 Lease Agreement dated April 5, 1995, between New Horizons Computer Learning Center of Chicago, Inc., and the Equitable Life Assurance Society of the United States (12)

10.27 Lease Agreement dated March 7, 1996, between New Horizons Computer Learning Centers, Inc. and Mani Brothers, LLC

10.28 Contract for the sale of real estate dated January 15, 1996, between Handex of Florida, Inc. and Xednah Investments

10.29 New Horizons Education Corporation 401(k) Profit Sharing Trust and Plan*

10.30 Amendment No. 4 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan*

21.1   Subsidiaries of the Registrant

23.1   Consent of KPMG Peat Marwick LLP

27     Financial Data Schedule

99.1   Directors and Officers and Company Indemnity Policy(5)


--------------------------------------------------
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Form 8-K dated August 15, 1994.
(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 1995.

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 of Form 10-K.