Form 10-Q
period 1996-03-30
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1996-05-14
CIK 850414

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          MARCH 30, 1996
                              -------------------------------
                                       OR
        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from    Not Applicable    to
                                -------------------    ---------------
Commission File Number   0-17840
                        ----------
                               HANDEX CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                     22-2941704
- - ----------------------------                 --------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

                500 Campus Drive, Morganville, New Jersey 07751
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (908) 536-8500
                                ----------------
              (Registrant's telephone number, including area code)
             -----------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ----     ------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at April 30, 1996:  6,865,212
                                                                -----------

                         PART I:  FINANCIAL INFORMATION
                       ---------------------------------

                         Item 1.  Financial Statements
                        -------------------------------

                      HANDEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      March 30, 1996 and December 30, 1995


                                      March 30,    December 30,
                                        1996           1995
                                       ------         ------
              Assets                 (unaudited)
            ---------
Current assets:
  Cash and cash equivalents        $  2,769,899      3,821,474
  Marketable securities                 300,000      2,775,000
  Accounts receivable, net           29,863,730     30,001,497
  Inventories                           553,648        539,491
  Refundable income tax                 510,805        666,060
  Deferred income tax assets            727,476        705,453
  Prepaid expenses and other            888,327        927,851
  current assets                   ------------   ------------
     Total current assets            35,613,885     39,436,826
Property, plant and equipment, net   10,980,217      9,643,124
Other non-current assets              1,995,658      1,888,174
Intangible assets                    16,062,793     16,121,258
                                   ------------   ------------


                                   $ 64,652,553      67,089,382
                                   ============   =============

     See accompanying notes to condensed consolidated financial statements.

                      HANDEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      March 30, 1996 and December 30, 1995

                                          March 30,    December 30,
                                            1996           1995
                                            -----          ----
                                         (unaudited)
  Liabilities and Stockholders' Equity
- - --------------------------------------
Current liabilities:
  Current installments of long-term     $   681,124        447,227
     obligations
  Accounts payable                        5,199,987      7,896,838
  Accrued expenses                        7,841,543      7,894,616
                                        -------------  -------------
      Total current liabilities          13,722,654     16,238,681
Long-term obligations, excluding
current installments                      1,107,072        649,941
Deferred income tax liability               842,550        772,466
Stockholders' equity:
  Preferred stock, without par value,
     2,000,000 shares authorized, no
     shares issued                           --             --
  Common stock, $.01 par value,
     15,000,000 shares authorized;
     issued 7,050,212 shares in 1996
     and 1995                                 70,502         70,502
  Additional paid-in capital              24,345,942     24,349,542
  Retained earnings                       25,861,958     26,306,375
  Treasury stock at cost - 185,000
  shares in 1996 and 1995                 (1,298,125)    (1,298,125)
                                        -------------  -------------
      Total stockholders' equity          48,980,277     49,428,294
                                        -------------  -------------
                                        $ 64,652,553     67,089,382
                                        =============  =============

     See accompanying notes to condensed consolidated financial statements.

                      HANDEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
              Three Months ended March 30, 1996 and April 1, 1995
                                  (Unaudited)

                                      March 30,      April 1,
                                        1996           1995
                                        -----          -----
Total operating revenues           $ 23,503,406     20,384,713
  Subcontractor costs                 3,677,683      3,383,874
                                   -------------  -------------
     Net operating revenues          19,825,723     17,000,839
Cost of net operating revenues       13,029,987     10,780,296
                                   -------------  -------------
     Gross profit                     6,795,736      6,220,543
Selling, general and
administrative expenses
                                      7,433,175      5,906,653
                                   -------------  -------------
     Operating income (loss)           (637,439)       313,890
Interest income (expense):
     Interest expense                   (54,120)       (22,972)
     Interest income                     98,671        162,307
                                   -------------  -------------
                                         44,551       (139,335)
                                   -------------  -------------
Income (loss) before income  taxes     (592,888)       453,225
Provision for income taxes
(benefit)                              (148,471)       179,353
                                   -------------   ------------

     Net income (loss)             $   (444,417)       273,872
                                   =============  =============


Net income (loss) per share        $      (.07)            .04
                                   =============  =============
Weighted average number of shares
outstanding                           6,865,212      6,865,212

     See accompanying notes to condensed consolidated financial statements.

                      HANDEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
              Three Months ended March 30, 1996 and April 1, 1995
                                  (Unaudited)
                                                  1996           1995
                                                  -----          -----
Cash flows from operating activities:
Net (loss) income                             $  (444,417)       273,872
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization              1,021,573        806,423
     (Gain) loss on sale of equipment              (1,329)           117
     Deferred income taxes                         48,061          9,896
     Cash provided (used) from the change
in:
       Accounts receivable                        320,261        332,991
       Inventories                                  3,237       (122,289)
       Prepaid expenses and other current
          assets                                   39,524       (173,061)
       Refundable income tax                      155,255         48,209
       Other assets                               (88,288)       130,213
       Accounts payable                        (2,945,834)      (969,847)
       Accrued expenses                          (300,704)       525,558
                                              -------------  -------------
          Net cash (used) provided by
          operating activities                 (2,192,661)       862,082
                                              -------------  -------------
Cash flows from investing activities:

  Purchase of marketable securities                    --     (3,000,000)
  Redemption of marketable securities           2,475,000      1,740,000
  Additions to property, plant and equipment   (1,685,880)    (1,187,581)
  Cash from acquired joint venture                 57,615             --
  Excess of cost over net assets of acquired
     company                                      (56,403)      (200,268)
                                              -------------  -------------
     Net cash provided (used) by investing
       activities:                                790,332     (2,647,849)
                                              -------------  -------------
Cash flows from financing activities:
  Registration expenses on warrants issued         (3,600)            --
  Proceeds from debt obligations                  514,724         64,863
  Principal payments on debt obligations         (160,370)      (432,082)
                                              -------------  -------------
     Net cash provided (used) by financing
       activities                                 350,754       (367,219)
                                              -------------  -------------
Net decrease in cash and cash equivalents      (1,051,575)    (2,152,986)
Cash and cash equivalents at beginning of
period                                          3,821,474      2,895,478
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 2,769,899        742,492
                                             =============   =============
Supplemental disclosure of cash flow
information
  Cash was paid for:
     Interest                                 $    54,120         22,972
                                             =============   =============
     Income taxes                             $    28,414        130,248
                                             =============   =============

     See accompanying notes to condensed consolidated financial statements.

                      HANDEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          For the Three Months Ended March  30, 1996 and April 1, 1995

Note 1 In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature), necessary to present fairly the financial position of the Company at March 30, 1996 and the results of operations for the three month periods ended March 30, 1996 and April 1, 1995. The statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 30, 1995.

Note 2 The consolidated financial statements include the assets and liabilities as of March 30, 1996, and the results of operations for the quarter ended March 30, 1996, of New Horizons Computer Learning Center of Cleveland, Ltd., L.L.C., a joint venture in which the Company retained a minority interest through December 30, 1995. With the bankruptcy of the venture's majority member's parent corporation and the member therefore, having no ability to conduct its business or that of the venture, and with the Company, assuming control of and providing the financing and management of the day to day operations of the venture, management believed that the consolidation of the assets, liabilities and results of operations of the venture beginning with the quarter ended March 30, 1996, was appropriate.

Note 3 Certain items on the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                         PART I.  FINANCIAL INFORMATION
                       ---------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------------

GENERAL
- - -------
The Company conducts two distinct lines of business: the environmental segment, through its wholly-owned environmental holding company, Handex Environmental, Inc., and subsidiaries ("Handex Environmental"), and the educational segment, through its wholly-owned education holding company, New Horizons Education Corporation and subsidiaries ("New Horizons").

The discussion that follows, presents the business conditions and certain financial information pertaining to each of the two business segments.

ENVIRONMENTAL BUSINESS SEGMENT
- - ------------------------------

     Net operating revenues include fees for services provided directly by Handex Environmental and fees for arranging for subcontractors' services, as well as proceeds from the sale and rental of equipment. Handex Environmental, in the course of providing its services, routinely subcontracts for outside services such as soil cartage, laboratory testing and other specialized services. These costs are generally passed through to clients and, in accordance with industry practice, are included in total operating revenues. Because subcontractor services can change significantly from project to project, changes in total operating revenues may not be truly indicative of business trends. Accordingly, Handex Environmental views net operating revenues, which is total operating revenues less the cost of subcontractor services, as its primary measure of revenue growth.

     Cost of net operating revenues includes professional salaries, other direct labor, material purchases and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, sales and marketing salaries and expenses, and clerical and administrative overhead.

     Several trends, which began to develop in 1992, continued during the first quarter of 1996. Handex Environmental believes that expenses for administration, computerization, marketing and engineering will continue to increase as a result of the increasing desire of its customers for more detailed information concerning the status of their environmental projects. Marketing costs will continue to increase due to the effects of increased competition in the environmental industry and Handex Environmental's strategy to diversify its client base and pursue the industrial market. Handex Environmental believes these trends will continue to impact its future operating results.

     Handex Environmental's customers have become increasingly cost conscious. This cost consciousness on the part of customers has manifested itself primarily in three areas: (i) the manner in which Handex Environmental obtains its business and charges for its services; (ii) the use of other contractors to provide certain services traditionally provided by Handex Environmental; and
(iii) an increasing preference to purchase, rather than lease, remediation equipment.

     Beginning in 1992, Handex Environmental has experienced a significant increase in customer demand for competitive bidding and/or fixed price contracts. During 1995 and the first quarter of 1996, a majority of Handex Environmental's work was performed under fixed price contracts and unit prices. However, management believes that, over the long term, the quality and cost effectiveness of its services will continue to be an important competitive advantage. Accordingly, in responding to price competition, Handex Environmental will attempt to maintain a high level of technical quality in its services.

     A majority of Handex Environmental's major customers now purchase directly, from other contractors, equipment and certain services, such as laboratory analyses, which were formerly provided by or through Handex Environmental as part of its full service approach. Management believes that this trend will continue.

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

     In recent years through the first quarter of 1995, Handex Environmental's business has been helped considerably by the cost reimbursement program maintained by the State of Florida through the Florida Inland Protection Trust Fund ("Fund"). The Fund was revised in the first quarter of 1995 by the Florida legislature and now requires site prioritization and prior approval of costs, by the Florida Department of Environmental Protection, for reimbursement of cleanup expenditures. These revisions, which were intended to assure its economic integrity, have significantly limited the number and types of environmental cleanup expenditures which would be reimbursable from the Fund and have therefore adversely affected Handex Environmental's operating results in Florida and its overall operating results. Management believes that these revisions will continue to have an adverse effect on Handex Environmental's operations in Florida and its overall environmental segment's results. During 1995, Handex Environmental made a strategic move to partially offset the revenue loss resulting from the revisions to the Fund, by acquiring certain assets of a small environmental concern in Florida. The purchase included the rights to service certain customers of this environmental concern.

EDUCATIONAL BUSINESS SEGMENT
- - ----------------------------

     New Horizons conducts two distinct businesses, one which operates wholly-owned training centers, and the other which supplies systems of instruction, and sales and management concepts concerning computer training to independent franchisees.

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

     Revenues for the franchising operation consist primarily of initial franchise fees associated with the sale of a franchise, royalty and advertising fees, based on a percentage of franchisee gross training revenues, and percentage royalties received on the gross sales of courseware. Cost of sales consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training and general business problems. Selling, general and administrative expenses consist primarily of technical support, courseware development, accounting and finance support, national account sales support, and advertising expenses.

                             RESULTS OF OPERATIONS
                            -----------------------
CONSOLIDATED
- - ------------
NET OPERATING REVENUES
- - ----------------------

Consolidated net operating revenues for the first quarter of 1996 grew $2,825,000 or 16.6%, over the first quarter of 1995. Consolidated net operating revenues of $19,826,000 for the first quarter of 1996 came from Handex Environmental's net operating revenues of $10,733,000 (54.1% of consolidated net operating revenues, down from 69.8% for the first quarter of 1995) and from New Horizons' net operating revenues of $9,093,000 (45.9% of consolidated operating revenues, up from 30.2% for the first quarter of 1995).

COST OF NET OPERATING REVENUES
- - ------------------------------

Consolidated cost of net operating revenues for 1996 increased $2,250,000 or 20.9% compared to the 1995 quarter. Of the consolidated cost of operating revenues of $13,030,000, Handex Environmental contributed $8,624,000 (66.2% of consolidated cost of net operating revenues, down from 74.2% in 1995); New Horizons contributed $4,406,000 (33.8% of consolidated cost of net operating revenues, up from 25.8% in 1995). As a percentage of consolidated net operating revenues, consolidated cost of net operating revenues increased to 65.7% in the first quarter of 1996, from 63.4% in the 1995 quarter.

GROSS PROFIT
- - ------------

Consolidated gross profit for the 1996 quarter increased $575,000 or 9.2% compared to 1995. Of the consolidated gross profit of $6,796,000, Handex Environmental contributed $2,108,000 (31.0% of consolidated gross profit, down from 62.2% in 1995); New Horizons contributed $4,688,000 (69.0% of consolidated gross profit, up from 37.8% in 1995). As a percentage of consolidated net operating revenues, consolidated gross profit declined to 34.3% in 1996 from 36.6% in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- - --------------------------------------------

Consolidated selling, general and administrative expenses for 1996 increased $1,527,000 or 25.8%, compared to 1995. Handex Environmental's selling, general and administrative expenses amounted to $3,707,000 (49.9% of consolidated selling, general and administrative expenses, down from 64.8% in 1995). New Horizons' selling, general and administrative expenses amounted to $3,726,000 (50.1% of consolidated selling, general and administrative expenses, up from 35.2% in 1995). As a percentage of consolidated net operating revenues, consolidated selling, general, and administrative expenses for 1996 increased to 37.5% from 34.7% in 1995.

INTEREST INCOME/EXPENSE
- - ------------------------

Consolidated interest expense for 1996 increased to $54,000 from $23,000 in 1995. As a percentage of consolidated net operating revenues, consolidated interest expense rose to .3% in 1996 from .1% in 1995. The increase in interest expense, both in absolute dollars and as a percentage of consolidated net operating revenues, was due primarily to New Horizons' purchases of equipment under capital lease arrangements.

Consolidated interest income for 1996 declined to $99,000 from $162,000 in 1995. As a percentage of consolidated net operating revenues, consolidated interest income declined to .5% in 1996 from 1.0% in 1995. The decline in interest income, in absolute dollars and as a percentage of net operating revenues, was due mainly to the lower tax-free interest income earned as a result of using cash reserves to satisfy working capital requirements, combined with the higher consolidated net operating revenues.

INCOME TAXES
- - ------------

The provision for income tax benefit as a percentage of loss before taxes was 25.0% in 1996. In 1995, the provision for income taxes as a percentage of income before taxes was 39.6%.

NET INCOME (LOSS)
- - -----------------

Consolidated net loss for the 1996 quarter amounted to $444,000 compared to a consolidated net income of $274,000 for 1995. As a percentage of consolidated net operating revenues, consolidated net loss was 2.2% compared to a consolidated net income of 1.6% in 1995.

ENVIRONMENTAL
- - -------------

OPERATING RESULTS
- - -----------------

                                       1996       1995
                                       -----      -----
   Net operating revenues           $ 10,733     11,865
   Cost of net operating revenues      8,624      7,995
                                    --------   --------
        Gross profit                   2,109      3,870
   Selling, general and
     administrative expenses
     before corporate SG&A             3,363      3,466
                                    --------   --------
        Operating income (loss)
           before corporate SG&A    $ (1,254)       404
                                    =========  =========


NET OPERATING REVENUES
- - ----------------------

Handex Environmental's net operating revenues of $10,733,000 for the 1996 quarter declined $1,132,000 or 9.5%, compared with the first quarter of 1995. The decline was due principally to the unusually severe weather conditions in the Northeast during the 1996 quarter which caused clients work deferrals to and beyond the second quarter of 1996. In addition, the transfer of sites to Handex Environmental, under its Alliance Agreement with Amoco Oil Company, which was originally expected to be completed in February and March of 1996, was not completed until the end of April 1996. For the first quarter of 1996, all environmental operating subsidiaries, with the exception of its Maryland, North Carolina and Colorado subsidiaries, experienced a decline in net operating revenues ranging from 10.3% to 26.8%, compared to the 1995 quarter. The Maryland, North Carolina and Colorado subsidiaries reported revenue increases ranging from 16.2% to 56.9%, compared with the 1995 quarter.

COST OF NET OPERATING REVENUES
- - ------------------------------

Handex Environmental's cost of net operating revenues increased $629,000 or 7.9% for the 1996 quarter compared to 1995. As a percentage of its net operating revenues, cost of net operating revenues increased to 80.4% for 1996 from 67.4% in the 1995 quarter. The increase in the cost of net operating revenues was due principally to materials and supplies purchased and cost of equipment rentals in connection with large industrial projects. In addition, cost of net operating revenues also included approximately $104,000 of expenses relative to the staff reduction which was made in April 1996. The increase in the cost of net operating revenues as a percentage of net operating revenues was due principally to the lower level of net operating revenues and personnel costs which were substantially at the same level as in the 1995 quarter. In addition, unrecoverable cost overruns were incurred for a large landfill project during the 1996 quarter.

GROSS PROFIT
- - ------------

Handex Environmental's gross profit declined $1,761,000 or 45.5% for the 1996 quarter compared to the 1995 quarter. As a percentage of its net operating revenues, gross profit declined to 19.6% in 1996 from 32.6% in 1995. The decline in gross profit, both in absolute dollars and as a percentage of net operating revenues, was due primarily to lower net operating revenues, personnel costs, which remained substantially at the same level as in 1995 and included a provision for the staff reduction which was made in April 1996, the growth in materials and supplies purchases, cost overruns on a major landfill project and lower margins on industrial projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BEFORE CORPORATE EXPENSES
- - ----------------------------------------------------------------------

Handex Environmental's  selling, general  and administrative  expenses  remained substantially at the 1995 level, decreasing slightly by $102,000 or 2.9% compared to 1995. As a percentage of net operating revenues, selling, general and administrative expenses rose to 31.3% in 1996, from 29.2% in 1995. The increase in selling, general and administrative expenses as a percentage of net operating revenues was due primarily to lower net operating revenues.

EDUCATIONAL
- - ------------
OPERATING RESULTS
- - -------------------

                                            1996       1995
                                            -----      -----
   Net operating revenues               $   9,093       5,136
   Cost of net operating revenues           4,406       2,785
                                        ----------   ----------
        Gross profit                         4,687      2,351
   Selling, general and administrative
     expenses before corporate SG&A          3,726      2,080
                                        ----------   ----------
        Operating income before         $      961        271
           corporate SG&A               ===========  ===========

Included in the above are the operating results of New Horizons' Cleveland operations as follows:
                                            1996         1995
                                           ------       ------
   Net operating revenues               $      623           46
   Cost of net operating revenues              376           44
                                        ----------   ----------
        Gross profit                           247            1
   Selling, general and administrative
     expenses                                  272           34
                                        -----------  ----------
        Operating loss                  $      (25)         (33)
                                        ===========  ===========

NET OPERATING REVENUES
- - -----------------------
New Horizons' net operating revenues of $9,093,000 for the first quarter of 1996, increased $3,957,000 or 77.0%, compared with the first quarter of 1995. Company-operated training center revenues for 1996, increased 62.7% from $4,136,000 in 1995 to $6,792,000 in 1996. Revenues grew from the addition of classroom facilities and the company's proven marketing program. Franchising revenues grew 136.2% from $1,000,000 in 1995 to $2,361,000 in 1996. Revenues from the sale of franchises and revenues based on franchisees' sales, were more than double that of the 1995 quarter.

COST OF NET OPERATING REVENUES
- - -------------------------------

New Horizons' cost of net operating revenues increased $1,620,000 or 58.2% for the first quarter of 1996 compared to 1995. As a percentage of its net operating revenues, cost of net operating revenues declined to 48.4% in the 1996 quarter from 54.2% in the 1995 quarter. The increase in costs of net operating revenues were due primarily to costs associated with personnel, courseware, facilities, and equipment required to support the higher level of net operating revenues. The decrease in costs of net operating revenues as a percentage of net operating revenues was due principally to the higher level of net operating revenues.

GROSS PROFIT
- - ------------

New Horizons' gross profit increased $2,336,000 or 99.4% for the 1996 quarter compared to 1995. As a percentage of its net operating revenues, gross profit rose to 51.6% in the 1996 quarter from 45.8% in the 1995 quarter. The increase in gross profit, both in terms of absolute dollars and as a percentage of net operating revenues, was due principally to the higher level of net operating revenues. Franchising and royalty fees for the 1996 quarter grew more than twice as much as the fees for the 1995 quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BEFORE CORPORATE EXPENSES
- - ----------------------------------------------------------------------

New Horizons' selling, general and administrative expenses increased $1,646,000 or 79.1% for the 1996 quarter compared to 1995. As a percentage of its net operating revenues, selling, general and administrative expenses for 1996 rose to 41.0% from 40.5% in 1995. The increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of net operating revenues, was due principally to the increased expenses in the sales and marketing function required to service the higher level of net operating revenues.

LIQUIDITY AND CAPITAL RESOURCES
- - ---------------------------------

As of March 30, 1996, the Company's working capital was $21,891,000, and its cash, cash equivalents and short-term investments totaled $3,070,000. Working capital as of March 30, 1996 reflected a decrease of $1,307,000 from $23,198,000 as of December 30, 1995. The Company had a negative cash flow from operating activities primarily due to the reduction in accounts payable. The Company has negotiated an extension to June 30, 1998 of its unsecured $5,500,000 credit facility with a commercial bank under substantially the same terms and conditions prior to the extension. This facility, which the Company has not used since June 1991, bears interest at either the bank's prime rate, or LIBOR, whichever the Company elects.

The full service approach to Handex Environmental's hydrocarbon recovery business in certain markets and its continuing geographic expansion require Handex Environmental to make capital expenditures for machinery and equipment and to incur costs associated with the establishment of new office locations. During the 1996 quarter, Handex Environmental spent approximately $476,000 on capital equipment and anticipates spending up to $2,300,000 during 1996.

The nature of New Horizons' business requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the 1996 quarter, New Horizons spent approximately $1,300,000 on capital equipment and anticipates spending up to $3,200,000 during 1996.

Management believes that its current working capital position, together with cash expected to be generated by operations, and its funds available under its revolving credit facility will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of 1996.

                           PART II. OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual stockholders' meeting which was held on May 7, 1996, the following matters were submitted to and voted upon by the stockholders:

1. The election of the following directors whose term of office will expire at the 1999 annual stockholders' meeting:

                                     "FOR"        "WITHHELD"
                                   --------       -----------
        Curtis Lee Smith, Jr.      6,109,269         11,104
        William H. Heller          6,107,673         12,700

2. The selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1996; "FOR" - 6,112,738; "AGAINST" 3,726; "ABSTAINED" 3,909.

                     Form 10Q - Part II:  Other Information
                   -----------------------------------------
Item 6.             Exhibits and other reports on Form 8-K
- - -------             ----------------------------------------
(a)  Exhibit Index


Exhibit
Number             Description of Documents
- - --------           --------------------------

 4.1 Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant(1)

 4.2   Unsecured Revolving Loan Agreement(4)

 4.3   First Amendment to Unsecured Revolving Loan Agreement (7)

 4.4   Working Capital Line of Credit Note (7)

10.1   Key Employees Stock Option Plan of the Registrant(1)

10.2   Amendment No. 1 to Key Employees Stock Option Plan of the Registrant (7)

10.3 Form of Stock Option Agreement executed by recipients of options under Key Employees Stock Option Plan(6)

10.4 Stock Option Agreement dated August 6, 1992, between the Registrant and Thomas J. Bresnan (7)

10.5   Outside Directors Stock Option Plan of the Registrant(1)

10.6 Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant (7)

10.7 Form of Stock Option Agreement executed by recipients of options under the Outside Directors Stock Option Plan (7)

10.8 Amended and Restated 401(k) Profit Sharing Trust a nd Plan of the Registrant(1)

10.9 Amendment No. 1 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan(2)

10.10 Amendment No. 2 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan(3)

10.11 Amendment No. 3 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan(6)

10.12  Form  of  Indemnity  Agreement  with  Directors   and  Officers  of  the
       Registrant(6)

10.13 Employment Agreement dated August 3, 1992, between the Registrant and Thomas J. Bresnan (7)

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

10.21 Consulting Agreement between the Registrant and The Nassau Group, Inc. dated December 17, 1993 (9)

10.22 Warrants for the purchase of 25,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on December 17, 1993 (9)

10.23 Warrants for the purchase of 40,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. on August 15, 1994. (10)

10.24 Asset Purchase Agreement, dated as of August 15, 1994, by and among New Horizons Computer Learning Centers, Inc . a Delaware Corporation, New Horizons Learning Center, Inc., a California Corporation and Michael A. Brinda (11)

10.25 Stock Purchase Agreement dated as of August 15, 1994, by and among New Horizons Education Corporation, a Delaware Corporation and Michael A. Brinda (11)

10.26 Lease Agreement dated April 5, 1995, between New Horizons Computer Learning Center of Chicago, Inc., and the Equitable Life Assurance Society of the United States (12)

10.27 Lease Agreement dated March 7, 1996, between New H orizons Computer Learning Centers, Inc. and Mani Brothers, LLC (13)

10.28 Contract for the sale of real estate dated January 15, 1996, between Handex of Florida, Inc. and Xednah Investments (13)

10.29  New Horizons Education Corporation 401(k) Profit  Sharing Trust and Plan
       (13)

10.30 Amendment No. 4 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan (13)

15.0   Letter from Independent Certified Public Accountants*

27.0   Financial Data Schedule*

99.1   Directors and Officers and Company Indemnity Policy(5)


- - --------------------------------------------------------------
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Form 8-K dated August 15, 1994.
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 1995.
(13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

*    Filed herewith.

(b)  Reports on Form 8-K
     None

                                   SIGNATURE

Pursuant   to the  requirements of  the  Securities Exchange  Act of  1934,  the
registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        HANDEX CORPORATION
                                        (Registrant)

Date:  May 14, 1996                 By:   /s/ John T. St. James
      ---------------                  --------------------------
                                        John T. St. James
                                        (Duly authorized officer and
                                        Principal Financial Officer)