Form 10-Q
period 1996-06-29
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1996-08-09
CIK 850414

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               JUNE 29, 1996
                              -----------------------------------------
                                       OR
        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from     Not Applicable to
                              --------------------          ----------------
Commission File Number        0-17840
                         -----------------------------------------------
                               HANDEX CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)
     Delaware                                          22-2941704
- - ------------------------------                    ---------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)
                500 Campus Drive, Morganville, New Jersey  07751
              ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (908) 536-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
             -----------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ----    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at July 31, 1996:  6,871,212
                                                              -----------

                         PART I:  FINANCIAL INFORMATION
                        -------------------------------
                         Item 1.  Financial Statements
                         ------------------------------
                      HANDEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      June 29, 1996 and December 30, 1995


                                      June 29,     December 30,
                                        1996           1995
                                       ------          -----
              Assets                 (unaudited)
Current assets:
  Cash and cash equivalents        $  4,295,202      3,821,474
  Marketable securities                 300,000      2,775,000
  Accounts receivable, net           31,525,655      30,001,497
  Inventories                           588,532        539,491
  Refundable income tax                 178,919        666,060
  Deferred income tax assets            733,784        705,453
  Prepaid expenses and other
     current assets                     862,279        927,851
                                   -------------  -------------
     Total current assets            38,484,371      39,436,826
Property, plant and equipment, net   11,402,475      9,643,124
Other non-current assets              2,119,241      1,888,174
Intangible assets                    15,943,462      16,121,258
                                   -------------  -------------


                                   $ 67,949,549      67,089,382
                                   =============  =============

[FN]
     See accompanying notes to condensed consolidated financial statements.

                      HANDEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      June 29, 1996 and December 30, 1995
                                       2
                                       June 29,     December 30,
                                         1996           1995
                                        -------        -------
                                      (unaudited)
   Liabilities and Stockholders'
              Equity
- - -----------------------------------
                 -
Current liabilities:
  Current installments of long-term
     obligations                     $   982,131        447,227
  Accounts payable                     5,593,275      7,896,838
  Accrued expenses                     9,155,340      7,894,616
                                     -------------  -------------
      Total current liabilities        15,730,746     16,238,681
Long-term obligations, excluding
  current installments                 1,865,394        649,941
Deferred income tax liability            829,621        772,466
Stockholders' equity:
  Preferred stock, without par
     value, 2,000,000 shares
     authorized, no shares issued         --             --
  Common stock, $.01 par value,
     15,000,000 shares authorized;
     issued 7,056,212 shares in
1996
     and 7,050,212 shares in 1995         70,562         70,502
  Additional paid-in capital           24,399,562     24,349,542
  Retained earnings                    26,351,789     26,306,375
  Treasury stock at cost - 185,000
     shares in 1996 and 1995           (1,298,125)    (1,298,125)
                                     -------------  -------------
      Total stockholders' equity       49,523,788     49,428,294
                                     -------------  -------------
                                     $ 67,949,549     67,089,382
                                     =============  =============

[FN]
     See accompanying notes to condensed consolidated financial statements.

                                       3

                      HANDEX CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
           Six and Three Months ended June 29, 1996 and July 1, 1995
                                  (Unaudited)
                                    Six Months Ended           Three Months Ended
                                  -------------------         -------------------
                                 June 29,      July 1,       June 29,      July 1,
                                   1996          1995          1996          1995
                                  ------        ------        ------        ------
Total operating revenues       $49,428,162    41,015,978    25,924,756    20,631,265
  Subcontractor costs            7,955,375     6,941,146     4,277,692     3,557,272
                               ------------  ------------  ------------  ------------
     Net operating revenues     41,472,787    34,074,832    21,647,064    17,073,993
Cost of net operating           25,993,719    21,333,342    12,963,732    10,553,046
revenues
                               ------------  ------------  ------------  ------------
Gross profit                    15,479,068    12,741,490     8,683,332     6,520,947
Selling, general and
  administrative expenses       15,292,020    11,974,088     7,858,845     6,067,435
                               ------------  ------------  ------------  ------------
Operating income                   187,048       767,402       824,487       453,512
Other income (expense):
  Interest expense                (128,454)      (49,400)      (74,334)      (26,428
  Interest income                  189,673       347,068        91,002       184,761
                               ------------  ------------  ------------  ------------
                                    61,219       297,668        16,668       158,333
                               ------------  ------------  ------------  ------------
 Income before income taxes        248,267     1,065,070       841,155       611,845
Provision for income taxes         202,850       456,360       351,321       277,007
                               ------------  ------------  ------------  ------------
  Net income                   $    45,417       608,710       489,834       334,838
Net income per share           $       .01           .09           .07           .05
                               ------------  ------------  ------------  ------------
Weighted average number
  of shares outstanding          6,866,181     6,865,212     6,867,150     6,865,212

     See accompanying notes to condensed consolidated financial statements.

                                       4
                      HANDEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                Six Months ended June 29, 1996 and July 1, 1995
                                  (Unaudited)
                                                  1996           1995
                                                 -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    45,417        608,710
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization              2,159,083      1,715,030
     Gain on sale of equipment                    (20,803)        (2,183)
     Deferred income taxes                         28,824         12,231
     Cash provided (used) from the change
in:
       Accounts receivable                     (1,341,664)       429,588
       Inventories                                (31,647)      (100,916)
       Prepaid expenses and other current
          assets                                   65,572       (673,498)
       Refundable income tax                      487,141        171,879
       Other assets                              (155,468)      (391,403)
       Accounts payable                        (2,552,547)       (87,068)
       Accrued expenses                         1,013,093        180,944
                                              -------------  -------------
          Net cash (used) provided by
            operating activities                 (302,999)     1,863,314
                                              -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                    --     (4,000,000)
  Redemption of marketable securities           2,475,000      3,540,000
  Additions to property, plant and equipment   (3,159,407)    (2,642,984)
  Cash from acquired joint venture                 57,615             --
  Excess of cost over net asets of
     acquired company                             (60,183)      (233,604)
                                              -------------  -------------
     Net cash used by investing activities:      (686,975)    (3,336,588)
                                              -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           53,620             --
  Proceeds from debt obligations                1,802,910        304,190
  Principal payments on debt obligations         (389,228)      (511,622)
  Other                                            (3,600)       (12,600)
                                              -------------  -------------
     Net cash provided (used) by financing
       activities                               1,463,702       (220,032)
                                              -------------  -------------
Net increase (decrease) in cash and cash
  equivalents                                     473,728     (1,693,306)
Cash and cash equivalents at beginning
  of period                                     3,821,474      2,895,478
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 4,295,202      1,202,172
                                              =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash was paid for:
     Interest                                 $   128,454         49,400
                                              =============  =============
                                       5
     Income taxes                             $    42,141        270,296
                                              =============  =============
[FN]
     See accompanying notes to condensed consolidated financial statements.

                      HANDEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
       For the Six and Three Months Ended June 29, 1996 and July 1, 1995

Note 1 In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 29, 1996 and the results of operations for the six and three month periods ended June 29, 1996 and July 1, 1995. The statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 30, 1995.
Note 2 The consolidated financial statements include the assets and liabilities as of June 29, 1996, and the results of operations for the six and three month periods ended June 29, 1996, of New Horizons Computer Learning Center of Cleveland, Ltd., L.L.C., a joint venture in which the Company retained a minority interest through December 30, 1995. Following the bankruptcy of the majority member's parent corporation the Company, assumed control of and provided the financing and management of the day to day operations of the venture. As a result, management believes that the consolidation of the assets, liabilities and results of operations of the venture beginning in 1996, is appropriate.
Note 3 Certain items on the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                         PART I.  FINANCIAL INFORMATION
                        --------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ----------------------------------------------
GENERAL
- - -------
     The Company conducts two distinct lines of business: the environmental segment, through its wholly-owned environmental holding company, Handex Environmental, Inc., and subsidiaries ("Handex Environmental"), and the computer educational segment, through its wholly-owned education holding company, New Horizons Education Corporation and subsidiaries ("New Horizons").
     The discussion that follows presents the business conditions and certain financial information pertaining to each of the two business segments.
                                       6
ENVIRONMENTAL BUSINESS SEGMENT
- - -------------------------------
     Net operating revenues include fees for services provided directly by Handex Environmental and fees for arranging for subcontractors' services, as well as proceeds from the sale and rental of equipment. Handex Environmental, in the course of providing its services, routinely subcontracts for outside services such as soil cartage, laboratory testing and other specialized services. These costs are generally passed through to clients and, in accordance with industry practice, are included in total operating revenues. Because subcontractor services can change significantly from project to project, changes in total operating revenues may not be truly indicative of business trends. Accordingly, Handex Environmental views net operating revenues, which is total operating revenues less the cost of subcontractor services, as its primary measure of revenue growth.
     Cost of net operating revenues includes professional salaries, other direct labor, material purchases and certain direct and indirect overhead costs. Selling, general and administrative expenses include management salaries, sales and marketing salaries and expenses, and clerical and administrative overhead.
     Over the last several years, Handex Environmental has responded to trends in its industry and has increased spending in the areas of administration, computerization, engineering and marketing. These additional expenditures in the administrative, engineering and computer areas are in direct response to customer requirements for more detailed information concerning the technical and financial status of ongoing projects. Since early 1992, a majority of Handex Environmental's customers have required more detailed proposals and estimates, more frequent reports on project technical progress, and more sophisticated cost tracking and reporting. During the same time frame, Handex Environmental increased spending on sales and marketing efforts partly in response to increased competition in the marketplace and partly as an integral component of a strategy to diversify its client base and pursue work from industrial clients. Handex Environmental believes that spending on these functions will be required to compete effectively in the future.
     Handex Environmental's customers have become increasingly cost conscious. This cost consciousness on the part of customers has manifested itself primarily in three areas: (i) the manner in which Handex Environmental obtains its business and charges for its services; (ii) the use of other contractors to provide certain services traditionally provided by Handex Environmental; and
(iii) an increasing preference to purchase, rather than lease, remediation equipment.

     Over the last four years, the environmental industry has experienced a significant increase in customer demand for competitive bidding and fixed price contracts. During 1995 and the first half of 1996, the majority of Handex Environmental's work was performed under competitively bid unit price or fixed price contracts. Although management believes a majority of Handex Environmental's work will continue to be competitively bid, an alliance negotiated with Amoco Oil Company, its largest client, eliminates the requirement to competitively bid on Amoco projects. As one of only three national suppliers of environmental services, Handex Environmental has designated service regions and, although required to remain cost competitive, will not have to expend resources to bid each job with Amoco.
     Overall, management believes that the quality and cost effectiveness of its services will continue to be an important competitive advantage. Accordingly, in responding to price competition, Handex7Environmental will continue to maintain a high level of technical quality in its services.
     A majority of Handex Environmental's major customers now purchase directly, from other contractors, equipment and certain services, such as laboratory analyses, which were formerly provided by or through Handex Environmental as part of its full service approach. Management believes that this trend will continue.
     Handex Environmental's quarterly results may fluctuate from period to period. Among the principal factors influencing quarterly variations are weather, which may limit the amount of time Handex Environmental's professional and technical personnel may spend in the field; the addition of new professionals who require training and initially bill a lower percentage of their time; the timing of receipt of discharge and other permits necessary to install dewatering and recovery systems, and the opening of new offices, which initially have higher expenses relative to revenues than established offices.
     Through the first quarter of 1995, Handex Environmental's business in the state of Florida has been helped considerably by the cost reimbursement program maintained through the Florida Inland Protection Trust Fund ("Fund"). The Fund was revised in the first quarter of 1995 by the Florida legislature and now requires site prioritization and prior approval of costs by the Florida Department of Environmental Protection, for reimbursement of cleanup expenditures. These revisions, which were intended to assure its economic integrity, have significantly limited the number and types of environmental cleanup expenditures which would be reimbursable from the Fund and have therefore adversely affected Handex Environmental's operating results in Florida and its overall operating results. Management believes that these revisions will continue to have an adverse effect on Handex Environmental's operations in Florida and its overall environmental segment's results. During 1995, Handex Environmental made a strategic move to partially offset the revenue loss resulting from the revisions to the Fund, by acquiring certain assets of an environmental competitor in Florida. The purchase included the rights to service certain customers of this environmental concern.
EDUCATIONAL BUSINESS SEGMENT
- - ----------------------------
     New Horizons conducts two distinct businesses, one which operates wholly-owned computer program training centers, and the other which supplies systems of instruction, and sales and management concepts concerning computer training to independent franchisees.

     Revenues for the training centers operated by New Horizons consist primarily of training fees and fees derived from sales of courseware materials. Cost of sales consists primarily of instructors' salaries and benefits, facilities costs such as rent, utilities and classroom equipment, courseware, and computer hardware, software and peripherals. Selling, general and administrative expenses consist primarily of costs associated with sales and marketing, advertising, accounting and finance support and sales executives.
     Revenues for the franchising operation consist primarily of initial franchise fees associated with the sale of a franchise, royalty and advertising fees, based on a percentage of franchisee gross training revenues, and percentage royalties received on the gross sales of courseware. Cost of sales consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training and general business problems. Selling, general and administrative expenses consist primarily of technical support, courseware
                                       8
development, accounting and finance support, national account sales support, and advertising expenses.

                             RESULTS OF OPERATIONS
                            -----------------------
Results of operations are presented in three sections: consolidated , results of environmental segment and results of educational segment.
CONSOLIDATED
- - ------------
NET OPERATING REVENUES
- - -----------------------

     Consolidated net operating revenues for the second quarter of 1996 increased $4,573,000 or 26.8% and for the first half of 1996, increased $7,398,000 or 21.7% compared with the same periods for 1995. Of consolidated net operating revenues of $21,647,000 for the second quarter of 1996, Handex Environmental contributed $11,646,000 (53.8% of consolidated net operating revenues, down from 67.1% for 1995) and New Horizons contributed $10,001,000 (46.2% of consolidated net operating revenues, up from 32.9% for 1995). Of consolidated net operating revenues of $41,473,000 for the first half of 1996 Handex Environmental contributed $22,379,000 (54.0% of consolidated net operating revenues, down from 68.5% for 1995) and New Horizons contributed $19,094,000 (46.0% of consolidated net operating revenues, up from 31.5% for
1995).
COST OF NET OPERATING REVENUES
- - -------------------------------
     Consolidated cost of net operating revenues increased $2,411,000 or 22.8% for the second quarter of 1996 and for the first half of 1996 increased $4,660,000 or 21.8% compared with the same periods for 1995. Of consolidated cost of net operating revenues of $12,964,000 for the second quarter of 1996, Handex Environmental contributed $7,986,000 (61.6% of consolidated cost of net operating revenues, down from 70.8% for 1995) and New Horizons contributed $4,978,000 (38.4% of consolidated cost of net operating revenues, up from 29.2% for 1995). Of consolidated cost of net operating revenues of $25,994,000 for the first half of 1996, Handex Environmental contributed $16,610,000 (63.9% of consolidated cost of net operating revenues, down from 72.5% for 1995) and New Horizons contributed $9,384,000 (36.1% of consolidated cost of net operating revenues, up from 27.5% for 1995).

     As a percentage of consolidated net operating revenues, consolidated cost of net operating revenues declined to 59.9% for the second quarter of 1996 and increased to 62.7% for the first half of 1996, from 62.6% and 61.8% respectively, for the same periods in 1995.
GROSS PROFIT
- - -------------
     Consolidated gross profit increased $2,162,000 or 33.2% for the second quarter of 1996 and increased $2,738,000 or 21.5% for the first half of 1996 compared with the same periods for 1995. Of consolidated gross profit of $8,683,000 for the second quarter of 1996, Handex Environmental contributed $3,661,000 (42.2% of consolidated gross profit, down from 61.2% for 1995) and
New Horizons contributed $5,022,000 (57.8% of consolidated gross profit, up from 38.8% for 1995). Of consolidated gross 9profit of $15,479,000 for the first half of 1996, Handex Environmental contributed $5,769,000 (37.3% of consolidated gross profit, down from 61.7% for 1995) and New Horizons contributed $9,710,000 (62.7% of consolidated gross profit, up from 38.3% for 1995).
     As a percentage of consolidated net operating revenues, consolidated gross profit increased to 40.1% for the second quarter of 1996 and for the first half of 1996 declined to 37.3%, from 38.2% and 37.4% respectively, for the same periods in 1995.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- - ---------------------------------------------
     Consolidated selling, general and administrative expenses increased $1,791,000 or 29.5% for the second quarter of 1996 and for the first half of 1996, increased $3,318,000 or 27.7%, compared with the same periods for 1995. Of consolidated selling, general and administrative expenses of $7,859,000 for the second quarter of 1996, Handex Environmental contributed $3,259,000 (41.5% of consolidated selling, general and administrative expenses, down from 62.3% for
1995) and New Horizons contributed $4,600,000 (58.5% of consolidated selling, general and administrative expenses, up from 37.7% for 1995). Of consolidated selling, general and administrative expenses of $15,292,000 for the first half of 1996, Handex Environmental contributed $6,966,000 (45.6% of consolidated selling, general and administrative expenses, down from 63.5% for 1995) and New Horizons contributed $8,326,000 (54.4% of consolidated selling, general and administrative expenses, up from 36.5% in 1995).
     As a percentage of consolidated net operating revenues, consolidated selling, general, and administrative expenses rose to 36.3% for the second quarter of 1996 and for the first half of 1996, increased to 36.9%, from 35.5% and 35.1% respectively, for the same periods for 1995.
INTEREST INCOME/EXPENSE
- - ------------------------
     Consolidated interest expense for the second quarter of 1996 increased to $74,000 and for the first half of 1996 increased to $128,000, from $26,000 and $49,000 respectively, for the same periods in 1995. As a percentage of consolidated net operating revenues, consolidated interest expense rose to .3% for both 1996 periods from 0.2% and 0.1% respectively, for the same periods in 1995. The increase in interest expense, both in absolute dollars and as a percentage of consolidated net operating revenues, was due primarily to New Horizons' purchases of equipment under capital lease arrangements.
     Consolidated interest income for the second quarter of 1996 declined to $91,000 and for the first half of 1996 declined to $190,000, from $185,000 and $347,000 respectively, for the same periods in 1995. As a percentage of consolidated net operating revenues, consolidated interest income declined to
 .4% for the second quarter of 1996 and to 0.5% for the first half of 1996, from 1.1% and 1.0% respectively, for the same periods in 1995. The decline in interest income, both in
absolute dollars and as a percentage of net operating revenues, was due mainly to the decline in interest income derived from a receivable financing arrangement with one of its major customers and lower tax-free interest income earned as a result of the utilization of cash reserves to satisfy working capital requirements.
INCOME TAXES
- - -------------
     The provision for income taxes as a percentage of income before taxes decreased to 41.8% for the second quarter of 1996 and for the first half of
1996, rose to 81.7%, from 45.3% and    1042.8% respectively for the same periods
in 1995. This was due primarily to certain non-deductible items for income tax purposes and lower tax-free interest income.
NET INCOME
- - -----------
     Consolidated net income for the second quarter of 1996 increased $155,000 or 46.2% and for the first half of 1996 decreased $563,000 or 92.5%, compared with the same periods for 1995. Of the consolidated net income of $489,000 for the second quarter of 1996, Handex Environmental contributed $289,000 (59.0% of consolidated net income, down from 66.4% for 1995) and New Horizons contributed $200,000 (41.0% of consolidated net income, up from 33.6% for 1995). Of consolidated net income of $45,000 for the first half of 1996, Handex Environmental reported a loss of $639,000 compared with income of $355,000 in 1995; New Horizons reported income of $684,000, up from $254,000 for 1995.
     As a percentage of consolidated net operating revenues, consolidated net income rose to 2.3% for the second quarter of 1996 and for the first half of 1996, decreased to 0.1% from 1.0% and 1.8% respectively, for the same periods in 1995.
GENERAL
- - --------
     The Company anticipates that the contribution of New Horizons to the Company's net operating revenues, gross profit and net income will continue to increase, relative to Handex Environmental.
ENVIRONMENTAL
- - -------------
OPERATING RESULTS (IN THOUSANDS)
- - ---------------------------------
                            Six Months Ended   Three Months Ended
                           ------------------  -----------------
                           6/29/96    7/1/95   6/29/96    7/1/95
                           --------  --------  --------  --------
Net operating revenues     $22,379    23,328    11,646    11,463
Cost of net operating
 revenues                   16,610    15,469    7,986     7,474
  Gross profit              5,769     7,859     3,660     3,989
Selling, general and
 administrative expenses
 before corporate SG&A      6,324     6,970     2,961     3,504
  Operating income
   before corporate SG&A   $ (555)      889       699       485

NET OPERATING REVENUES
- - -----------------------

     Handex Environmental's net operating revenues increased $183,000 or 1.6% for the second quarter of 1996 and declined $949,000 or 4.1% for the first half of 1996 compared with similar periods for 1995. For the first half of 1996, revenues declined primarily due to severe weather conditions in the Northeast
during the first quarter that caused   11work cancellations and postponements
and delays in the transfer of sites from the Amoco Oil Alliance. Handex Environmental's subsidiaries in Maryland, Florida, North Carolina, Illinois and Colorado posted increases in net operating revenues ranging from 5.4% to 63.8% for the second quarter of 1996 and from 3.1% to 60.8% for the first half of 1996. Handex Environmental's subsidiaries in New Jersey, Massachusetts and Ohio reported decreases in revenues for both periods in 1996.
COST OF NET OPERATING REVENUES
- - ------------------------------
     Handex Environmental's cost of net operating revenues increased $512,000 or 6.9% for the 1996 quarter and increased $1,141,000 or 7.4% for the first half of 1996, compared with the same periods for 1995. As a percentage of its net operating revenues, cost of net operating revenues increased to 68.6% for the 1996 quarter and increased to 74.2% for the first half of 1996, from 65.2% and 66.3% respectively, for the same periods in 1995. The increase in the cost of net operating revenues both in absolute dollars and as a percentage of net operating revenues was due principally to materials and supplies purchased and cost of equipment rentals in connection with large industrial projects, combined with lower net operating revenues for the 1996 periods. In addition, costs of net operating revenues for the first half of 1996 included unrecoverable cost overruns on a major landfill project and the cost related to the staff reductions implemented in the beginning of the second quarter.
GROSS PROFIT
- - -------------
     Handex Environmental's gross profit declined $329,000 or 8.3% for the 1996 quarter and declined $2,090,000 or 26.6% compared to the same periods in 1995. As a percentage of its net operating revenues, gross profit declined to 31.4% for the 1996 quarter and to 25.8% for the first half of 1996, from 34.8% and 33.7% respectively for the same periods in 1995. The decline in gross profit, both in absolute dollars and as a percentage of net operating revenues reflect weather-related productivity decreases, increases in materials purchased and equipment rentals in connection with large industrial projects, unrecoverable cost overruns on a major landfill project and staff reduction costs.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES BEFORE CORPORATE EXPENSES
- - -----------------------------------------------------------------------
     Handex Environmental's selling, general and administrative expenses decreased $543,000 or 15.5% for the second quarter of 1996 and decreased $646,000 or 9.3% for the first half of 1996 compared with the same periods in 1995. As a percentage of net operating revenues, selling, general and administrative expenses declined to 25.4% for the 1996 quarter and to 28.3% for the first half of 1996, from 30.6% and 29.9% respectively for the same periods in 1995. The decline in selling, general and administrative expenses both in absolute dollars and as a percentage of net operating revenues was due primarily to staff reductions and cost containment actions implemented beginning in the third quarter of 1995.

EDUCATIONAL
- - -----------
OPERATING RESULTS (IN THOUSANDS)
- - ---------------------------------
                              Six Months Ended       Three Months Ended
                             -----------------       -----------------
                            6/29/96      7/1/95     6/29/96      7/1/95
                                       12
                           ----------  ----------  ----------  ----------
Revenues                   $  19,094     10,747      10,001       5,611
Cost of sales                 9,384       5,865       4,978       3,080
  Gross profit                9,710       4,882       5,023       2,531
Selling, general and
 administrative expenses
 before corporate SG&A        8,326       4,367       4,600       2,287
  Operating income
   before corporate SG&A   $  1,384         515         423         244
NET OPERATING REVENUES
- - ----------------------

     New Horizons' revenues increased $4,390,000 or 78.3% for the second quarter of 1996 and $8,347,000 or 77.7% for the first half of 1996 compared with the same periods for 1995. This was due primarily to improved revenues at company-owned locations, same store revenue increases and additional franchises added to the franchising arm of the business. System-wide revenues for the second quarter rose to $47,000,000 in the second quarter of 1996 from $23,500,000 for the same period in 1995, and to $88,000,000 for the first half of 1996, from $43,500,000 for the same period in 1995. System-wide revenues include all revenues from both franchised locations and company-owned training centers.
     Revenues for both periods in 1996 included the results of the Cleveland training center which the Company began consolidating effective the beginning of fiscal 1996. During 1995, the Cleveland operations were conducted by a joint venture in which the company retained a minority interest until the beginning of 1996 when the company assumed full control of the operations. The Cleveland operations accounted for over 7% of revenues and 1.0% and 9.5% respectively, of operating income for both periods in 1996.
COST OF SALES
- - -------------
     New Horizons' cost of sales increased $1,898,000 or 61.7% for the second quarter of 1996 and increased $3,519,000 or 60.0% for the first half of 1996 compared to the same periods in 1995. As a percentage of revenues, cost of sales declined to 49.8% for the 1996 quarter and to 49.1% for the first half of 1996, from 54.9% and 54.6% respectively, for the same periods in 1995. The increase in costs of sales was due primarily to higher training, courseware and depreciation expenses and the inclusion of the Cleveland operations. The decline in cost of sales as a percentage of revenues was due principally to the higher level of revenues.

GROSS PROFIT
- - -------------
     New Horizons' gross profit increased $2,492,000 or 98.5% for the second quarter of 1996 and increased $4,828,000 or 98.9% for the first half of 1996 compared with the same periods for 1995. As a percentage of revenues, gross profit rose to 50.2% for the 1996 quarter and to 50.9% for the first half of 1996, from 45.1% and 45.4% respectively for the same periods in 1995. The increase in gross profit as a percentage of revenues was due principally to the higher level of training and franchising revenues.
SELLING, GENERAL AND ADMINISTRATIVE    13EXPENSES BEFORE CORPORATE EXPENSES
- - -----------------------------------------------------------------------
     New Horizons' selling, general and administrative expenses increased $2,313,000 or 101.1% for the second quarter of 1996 and increased $3,959,000 or 90.7% for the first half of 1996, compared with the same periods for 1995. As a percentage of revenues, selling, general` and administrative expenses rose to 46.0% for the 1996 quarter and to 43.6% for the first half of 1996 compared with the same periods for 1995. The increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of revenues, was due principally to increased spending in the areas of sales and marketing, national advertising, expenses associated with the implementation of a Major Accounts Program, franchise support for domestic and international operations and the inclusion of the Cleveland operations in its operating results.
     As a percentage of revenues, New Horizons' selling, general and administrative expenses rose to 43.6% for the first half of 1996 and to 46.0% for the second quarter of 1996, from 38.9% and 39.1% respectively, for the same periods in 1995. This was due primarily to increased expenses associated with its sales and marketing function, national advertising, its Major Accounts Program and franchise support for domestic and international operations. LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------
     As of June 29, 1996, the Company's working capital was $22,754,000, and its cash, cash equivalents and short-term investments totaled $4,295,000. Working capital as of June 29, 1996 reflected a decrease of $444,000 from $23,198,000 as of December 30, 1995. The Company had a negative cash flow from operating activities primarily due to the reduction in accounts payable and an increase in current receivables which was partially offset by an increase in accrued expenses. The Company has negotiated an extension to June 30, 1998 of its unsecured $5,500,000 credit facility with a commercial bank under substantially the same terms and conditions prior to the extension. This facility, which the Company has not used since June 1991, bears interest at either the bank's prime rate, or LIBOR, whichever the Company elects.
     The full service approach to Handex Environmental's hydrocarbon recovery business in certain markets and the recurring capital equipment replacement program, require Handex Environmental to make capital expenditures for machinery and equipment and computers. During the first half of 1996, Handex Environmental spent approximately $579,000 on capital items and anticipates spending up to $1,100,000 during 1996.
     The nature of New Horizons' business requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first half of 1996, New Horizons spent approximately $2,600,000 on capital items and anticipates spending up to $4,200,000 during 1996.
     Management believes that its current working capital position, together with cash expected to be generated by operations, and its funds available under its revolving credit facility will provide the liquidity necessary to support its current and anticipated capital expenditures through the end of 1996.

                    Form 10Q -  Part II:  Other Information
                   -----------------------------------------
Item 6.             Exhibits and Reports on Form 8-K
- - --------            ---------------------------------
(a)  Exhibit Index
                                       14
   Exhibit
   Number             Description of Documents
   --------           -------------------------
 4.1 Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant(1)
 4.2   Unsecured Revolving Loan Agreement(4)
 4.3   First Amendment to Unsecured Revolving Loan Agreement (7)
 4.4   Working Capital Line of Credit Note (7)
10.1   Key Employees Stock Option Plan of the Registrant(1)
10.2   Amendment No. 1 to Key Employees Stock Option Plan of the Registrant (7)
10.3 Form of Stock Option Agreement executed by recipients of options under Key Employees Stock Option Plan(6)
10.4 Stock Option Agreement dated August 6, 1992, between the Registrant and Thomas J. Bresnan (7)
10.5   Outside Directors Stock Option Plan of the Registrant(1)
10.6 Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant (7)
10.7 Form of Stock Option Agreement executed by recipients of options under the Outside Directors Stock Option Plan (7)
10.8 Amended and Restated 401(k) Profit Sharing Trust and Plan of the Registrant(1)
10.9 Amendment No. 1 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan(2)
10.10 Amendment No. 2 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan(3)
10.11 Amendment No. 3 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan(6)
10.12  Form of Indemnity Agreement with Directors and Officers of the
       Registrant(6)
10.13 Employment Agreement dated August 3, 1992, between the Registrant and Thomas J. Bresnan (7)

   Exhibit
   Number             Description of Documents
   --------           -------------------------
10.14 Lease Agreement dated April 26, 1988, between Jocama Construction Inc. and the Registrant(1)
10.15 Addenda to the Lease Agreement dated April 6, 1988 between Jocama Construction and the Registrant (8)
                                       15
10.16 Indenture of Lease dated June 17, 1987, between Xednah Investments and Handex of Florida, as amended (1)
10.17  Lease Agreement dated March 25, 1991, between Handex of New England,
Inc.
       and Metro Park Marlboro Realty Trust, as amended (6)
10.18 Lease Agreement dated January 20, 1992, between Handex of Maryland, Inc. and Winmeyer Commons II Limited Partnership (6)
10.19  Lease Agreement dated March 1, 1995, between New Horizons Learning
Center
       of Metropolitan New York, Inc. and Mid City Associates, guaranteed by the
       Registrant (10)
10.20 Lease Agreement dated February 24, 1995, between New Horizons Computer Learning Center of Cleveland LTD., LLC, and Realty One Property Management, guaranteed by the Registrant (10)
10.21 Consulting Agreement between the Registrant and The Nassau Group, Inc. Dated December 17, 1993 (9)
10.22 Warrants for the purchase of 25,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. On
       December  17, 1993 (9)
10.23 Warrants for the purchase of 40,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. On
       August 15, 1994. (10)
10.24  Asset Purchase Agreement, dated as of August 15, 1994, by and among
       New Horizons Computer Learning Centers, Inc. a Delaware Corporation,
       New Horizons Learning Center, Inc., a California Corporation and
       Michael A. Brinda (11)
10.25  Stock Purchase Agreement dated as of August 15, 1994, by and among
       New Horizons Education Corporation, a Delaware Corporation and
       Michael A. Brinda (11)
10.26 Lease Agreement dated April 5, 1995, between New Horizons Computer Learning Center of Chicago, Inc., and the Equitable Life Assurance Society of the United States (12)

   Exhibit
   Number             Description of Documents
   --------           -------------------------
10.27 Lease Agreement dated March 7, 1996, between New Horizons Computer Learning Centers, Inc. and Mani Brothers, LLC (13)
10.28 Contract for the sale of real estate dated January 15, 1996, between Handex of Florida, Inc. and Xednah Investments (13)
10.29  New Horizons Education Corporation 401(k) Profit Sharing Trust and
       Plan (13)
                                       16
10.30 Amendment No. 4 to the Registrant's Amended and Restated 401(k) Profit Sharing Trust and Plan (13)
15.0   Letter from Independent Certified Public Accountants*
27.0   Financial Data Schedule*
99.1   Directors and Officers and Company Indemnity Policy(5)
- - ----------------------------------------------------------
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Form 8-K dated August 15, 1994.
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 1995.
(13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.
*    Filed herewith.
(b)  Reports on Form 8-K
     None

                                   SIGNATURE
                                  -----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the
undersigned thereto duly authorized.   17
                                    HANDEX CORPORATION
                                    (Registrant)

Date:       August 9, 1996          By:  /s/ John T. St. James
     -------------------------         --------------------------
                                        John T. St. James
                                        (Duly authorized officer and
                                        Principal Financial Officer)