Form 10-Q
period 1996-09-28
HANDEX ENVIRONMENTAL RECOVERY INC
filed 1996-11-13
CIK 850414

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               SEPTEMBER 28, 1996
                              ----------------------------------------------
                                       OR
        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from     Not Applicable      to
                              -------------------------          ---------------

Commission File Number             0-17840
                         ----------------------------------------------------
                               HANDEX CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)
     Delaware                                          22-2941704
--------------------------------             ---------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)
                500 Campus Drive, Morganville, New Jersey  07751
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (908) 536-8500
                               -----------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----    -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at October 31, 1996:  6,873,012
                                                                 ----------

                                       1

                         PART I:  FINANCIAL INFORMATION
                        --------------------------------

                         Item 1.  Financial Statements
                        --------------------------------

                      HANDEX CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    September 28, 1996 and December 30, 1995

                                    September 28,  December 30,
                                        1996           1995
                                       -------        -------
              Assets                 (unaudited)
             --------
Current assets:
  Cash and cash equivalents         $ 6,965,354      3,821,474
  Marketable securities                 300,000      2,775,000
  Accounts receivable, net           18,390,130      15,208,497
  Inventories                           559,840        352,196
  Refundable income tax                      --        666,060
  Deferred income tax assets            737,351        705,453
  Prepaid expenses and other
     current assets                     707,155        541,084
  Net assets of discontinued
     operations (Note 3)              2,997,000      10,300,000
                                    -------------  -------------
     Total current assets            30,656,830      34,369,764
Property, plant and equipment, net    6,122,050      3,744,971
Other non-current assets              1,903,453      1,575,999
Intangible assets                    15,824,486      16,121,258
                                    -------------  -------------


                                    $54,506,819      55,811,992
                                    =============  =============


     See accompanying notes to condensed consolidated financial statements.


                      HANDEX CORPORATION AND SUBSIDIARIES
                                       2
                     Condensed Consolidated Balance Sheets
                    September 28, 1996 and December 30, 1995

                                        September 28,  December 30,
                                            1996           1995
                                           ------         ------
                                         (unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current installments of long-term
      obligations                       $ 1,325,285        447,227
  Accounts payable                        1,381,802        905,923
  Accrued expenses                        6,467,511      4,238,206
  Income taxes payable                      238,209             --
                                        -------------  -------------
      Total current liabilities           9,412,807      5,591,356
Long-term obligations, excluding
     current installments                 2,270,466        649,941
Deferred income tax liability               161,438        142,401
Stockholders' equity:
  Preferred stock, without par value,
     2,000,000 shares authorized, no
     shares issued                               --             --
  Common stock, $.01 par value,
     15,000,000 shares authorized;
     issued 7,056,212 shares in 1996
     and 7,050,212 shares in 1995            70,562         70,502
  Additional paid-in capital              24,399,562     24,349,542
  Retained earnings                       19,490,109     26,306,375
  Treasury stock at cost - 185,000
     shares in 1996 and 1995              (1,298,125)    (1,298,125)
                                        -------------  -------------
      Total stockholders' equity          42,662,108     49,428,294
                                        -------------  -------------
                                        $ 54,506,819     55,811,992
                                        =============  =============

     See accompanying notes to condensed consolidated financial statements.





                                       3

                                                HANDEX CORPORATION AND SUBSIDIARIES
                                          Condensed Consolidated Statements of Opera
                               Nine and Three Months ended September 28, 1996 and Se
                                                            (Unaudited)
                                           Nine Months Ended               Three Mon
                                         ---------------------           -----------
                                     September 28,   September 30,   September 28,
                                          1996            1995            1996
                                         -----           -----           -----
Revenues                             $  29,578,358      16,753,893      10,484,343
Cost of revenues                        14,614,479       9,222,834       5,230,727
Gross profit                            14,963,879       7,531,059       5,253,616
Selling, general and
  administrative expenses               13,732,162       7,935,347       4,763,488
Provision for loss in a
  joint venture and
  asset write-off                               --         811,748              --
                                     --------------  --------------  --------------
Operating income (loss)                  1,231,717      (1,216,036)        490,128
Interest income (expense), net            (102,806)        118,349         (52,467)
                                     --------------  --------------  --------------
Income (loss) from continuing
  operations before
  income taxes                           1,128,911      (1,097,687)        437,661
Provision for income taxes                 506,533        (450,093)        177,581
  (benefit)                          --------------  --------------  --------------
Income (loss) from
  continuing operations                    622,378        (647,594)        260,080
Discontinued operations (Note 3)
  Income (loss) from operations
  of the discontinued environmental
  segment (less applicable income
  taxes for nine months of $75,290
  for 1996 and $574,420 for 1995;
  $201,392 and $59,193) for the
  1996 and 1995 quarters                  (135,641)        648,582         181,240
Loss on disposal of the
  environmental segment                 (7,303,000)             --      (7,303,000)
                                     --------------  --------------  --------------
Income (loss) from discontinued
  operations                            (7,438,641)        648,582      (7,121,760)
                                     --------------  --------------  --------------
Net income (loss)                    $  (6,816,263)            988      (6,861,680)
                                     ==============  ==============  ==============
                                                                 4
Earnings (loss) per share from
  continuing operations              $        0.09          (0.09)            0.04
Earnings (loss) per share from
  discontinued operations            $      (1.08)            0.09          (1.04)
                                     --------------  --------------  --------------
Earnings (loss) per share            $      (0.99)              --          (1.00)
                                     ==============  ==============  ==============


Weighted average number of shares

  outstanding                            6,867,858       6,865,212       6,871,212
                               See accompanying notes to condensed consolidated finan






















                                                                 5
































                                       6
                      HANDEX CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
          Nine Months ended September 28, 1996 and September 30, 1995
                                  (Unaudited)

                                               1996            1995
                                              ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $  (6,816,263)            988
Adjustments to reconcile net income
 (loss) to net cash provided by
operating
 activities:
  Depreciation and amortization               2,008,416       1,252,403
  Loss on equipment/software write-off               --         161,748
  Deferred income taxes                         (12,861)         88,040
  Cash provided (used) from the
   change in:
   Accounts receivable                       (2,999,139)     (1,647,871)
   Inventories                                 (190,250)         19,389
   Prepaid expenses and other
     current assets                            (166,071)        (46,266)
   Other assets                                (251,855)         93,025
   Accounts payable                             226,895        (226,272)
   Accrued expenses                           3,027,577       1,045,215
   Income tax payable/refundable                904,269        (439,020)
   Discontinued operations - non cash
     charges and working capital changes      7,064,702       1,180,767
                                          --------------  --------------
     Net cash provided  by operating
       activities                             2,795,420       1,482,146
                                          --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                   --      (4,000,000)
 Redemption of marketable securities          2,475,000       5,190,000
 Additions to property, plant and
   equipment:
  Continuing operations                      (3,599,056)     (2,604,533)
  Discontinued operations                      (736,906)     (1,164,782)
 Cash from acquired joint venture                57,615              --
 Excess of cost over net assets of
   acquired company                             (60,183)       (266,358)
                                          --------------  --------------
  Net cash used in investing activities:     (1,863,530)     (2,845,673)
                                          --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock          53,680              --
 Proceeds from debt obligations               2,818,172         585,659
 Principal payments on debt obligations        (656,262)       (594,663)
 Other                                           (3,600)        (14,289)
                                          --------------  --------------
  Net cash provided (used in) by
     financing activities                     2,211,990         (23,293)
                                          --------------  --------------
Net increase (decrease) in cash and cash
     equivalents                              3,143,880      (1,386,820)

                                       7
Cash and cash equivalents
  at beginning of period                      3,821,474       2,895,478
                                          --------------  --------------
Cash and cash equivalents at

  end of period                           $   6,965,354       1,508,658
                                          ==============  ==============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Cash was paid for:
  Interest                                $     227,708          71,415
                                          --------------  --------------
  Income taxes                            $      51,697         548,461
                                          --------------  --------------

     See accompanying notes to condensed consolidated financial statements.

                      HANDEX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
 For the Nine and Three Months Ended September 28, 1996 and September 30, 1995
                                  (Unaudited)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at September 28, 1996 and the results of operations for the nine and three month periods ended September 28,
       1996  and  September  30,  1995.  The  statements   should  be  read  in
       conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 30, 1995.
Note 2 The unaudited condensed consolidated financial statements include the assets and liabilities as of September 28, 1996, and the results of operations for the nine and three month periods ended September 28,
       1996, of  New Horizons  Computer Learning  Center of   Cleveland,  Ltd.,
       L.L.C., a joint venture in which the Company retained a minority interest through December 30, 1995. Following the bankruptcy of the majority member's parent corporation, the Company assumed control of and provided the financing and management of the day to day operations of the venture. As a result, management believes that the consolidation of the assets, liabilities and results of operations of the venture beginning in 1996, is appropriate.
Note 3 On November 4, 1996, the Company signed a definitive agreement to sell its environmental business to a corporation formed by a group which includes current members of its Florida subsidiary's management team. Under the agreement, the group will purchase the stock of the Company's environmental subsidiaries with a net asset value of $10.3 million for $4.6 million in cash and other consideration, including a promissory note and preferred stock in the amount of $3.7 million and $2.0 million, respectively. Assets of the discontinued segment in excess of $10.3
       million, consisting  principally8of   accounts   receivable,   will   be
       retained by the Company. The Company's estimate of the loss on disposal of the segment is $7.3 million and consists of valuation reserves on the promissory note and preferred stock in the amount of $2,960,000 and
       $1,600,000,  respectively,   goodwill   write-off   of  $1,777,000   and
       transaction costs of $966,000.   There is  no expected tax  benefit from
       this loss.
       The discontinued operations had net operating revenues of $33,382,000 and $35,078,000, a net loss of $135,000 and net income of $649,000 for the nine months ended September 28, 1996 and September 30, 1995, respectively. For fiscal 1995, the discontinued operations had net
       operating revenues of $46,521,000 and  net income of $450,000   The sale
       is subject to stockholder approval and is expected to be completed by the end of fiscal 1996.
       The components of net assets of discontinued operations included in the accompanying balance sheets at September 28, 1996 and December 30, 1995 (1995 amounts are shown as they were historically classified) are as follows:
                                                  1996           1995
                                                 ------         ------
Current assets:
  Accounts receivable                         $11,289,410     14,793,000
  Inventories                                     142,371        187,295
  Prepaid expenses and toher current assets       263,491        386,767
                                              -------------  -------------
     Total current assets                      11,695,272     15,367,062
Current liabilities
  Accounts payable                              3,778,703      6,990,915
  Accrued expenses                              2,734,840      3,656,410
                                              -------------  -------------
     Total current liabilities                  6,513,543     10,647,325
                                              -------------  -------------
          Total                                 5,181,729      4,719,737
                                              -------------  -------------
Non-current assets:
  Property, plant and equipment                 5,253,373      5,898,153
  Other assets                                    492,112        312,175
                                              -------------  -------------
     Total non-current assets                   5,745,485      6,210,328
                                              -------------  -------------
Deferred income tax liability                     627,214        630,065
                                              -------------  -------------
Net assets                                     10,300,000     10,300,000
Reserve for loss on disposal                    7,303,000             --
                                              -------------  -------------
Net assets of discontinued operations         $ 2,997,000     10,300,000
                                              =============  =============

Note 4 Certain items on the 1995 financial statements have been reclassified to conform to the 1996 presentation.



                                       9
                         PART I.  FINANCIAL INFORMATION
                        --------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               --------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------

ENVIRONMENTAL BUSINESS SEGMENT
------------------------------
Since  1992,    the  environmental  services  industry  has  been  affected   by
significant changes in the statutory regulations that govern environmental clean-ups, the entry of small, low-cost service providers and the ever increasing level of cost consciousness on the part of its customers, all of which combined to heighten the level of competition in an already crowded marketplace. These forces have combined to significantly slow the growth in revenues and to lower margins. With no clear signs of change that will reverse the trends of recent years, the Company has decided to focus its efforts and resources on the computer education segment. On November 4, 1996, the Company signed a definitive agreement to sell its environmental business to a group of investors which includes among others, current members of its Florida subsidiary's management team. The sale is subject to stockholder approval and is expected to be completed by the end of fiscal year 1996.

EDUCATIONAL BUSINESS SEGMENT
-----------------------------
New Horizons conducts two distinct businesses, one which operates company-owned computer training centers, and the other which supplies systems of instructions and sales and management concepts concerning computer training to independent franchisees.
Revenues for the training centers operated by New Horizons consist primarily of training fees and sales of courseware materials. Cost of sales consists primarily of instructors' salaries and benefits, facilities costs such as rent, utilities and classroom equipment, courseware, and computer hardware, software and peripherals. Selling, general and administrative expenses consist primarily of costs associated with sales and marketing, advertising, accounting and finance support and sales executives.
Revenues for the franchising operation consist primarily of initial franchise fees associated with the sale of a franchise, royalty and advertising fees based on a percentage of franchisee gross training revenues, and percentage royalties received on the gross sales of courseware. Cost of sales consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training and general business problems. Selling, general and administrative expenses consist primarily of technical support, courseware development, accounting and finance support, national account sales support, and advertising expenses.



                             RESULTS OF OPERATIONS
                            ------------------------
The operating results for both segments of the business have been restated to reflect in the educational segment's (continuing) operating results, corporate expenses and interest income which were10previously reported in the environmental segment's (discontinued) results prior to its being designated a discontinued operation.
DISCONTINUED OPERATIONS-ENVIRONMENTAL
-------------------------------------

On November 4, 1996, the Company signed a definitive agreement to sell its environmental business to a corporation formed by a group that includes among others, current members of its Florida subsidiary's management team. The sale, which is subject to stockholder approval, is expected to be completed by the end of fiscal 1996. Under the agreement, the group will purchase the stock of the Company's environmental subsidiaries with a net asset value of $10.3 million for $4.6 million in cash and other consideration, including a promissory note and preferred stock in the amount of $3.7 million and $2.0 million, respectively. Assets of the discontinued segment in excess of $10.3 million, consisting principally of accounts receivable, will be retained by the Company. The Company's estimate of the loss on disposal of the segment is $7.3 million and consists of valuation reserves on the promissory note and the preferred stock in the amount of $2,960,000 and $1,600,000, respectively, goodwill write-off of $1,777,000 and transaction costs of $966,000. There is no expected tax benefit from this loss.
The Company's environmental subsidiaries operate out of 18 locations in 14 states and had net operating revenues of $46.5 million and net income of $450,000 for fiscal 1995 and net operating revenues of $33.3 million and a net loss of $135,000 for the first nine months of 1996. The operating results of the environmental business have been accounted for as a discontinued operation. Appropriate provisions were recorded in the 1996 quarter for the estimated loss on discontinued operations.

CONTINUING OPERATIONS-EDUCATIONAL
---------------------------------


REVENUES
--------

Revenues increased $4,477,000 or 74.5% for the third quarter of 1996 and $12,824,000 or 76.5% for the first nine months of 1996 compared with the same periods for 1995. Revenues at company-owned locations and from its franchising operations for the 1996 periods were significantly higher compared with the same periods in 1995. System-wide revenues for the third quarter rose to $51,817,000 from $27,610,000 for the same period in 1995, and to $138,073,000 for the first nine months of 1996, from $70,554,000 for the same period in 1995. System-wide revenues include revenues from both franchised locations and company-owned training centers.
Revenues for both periods in 1996 included the results of the Cleveland training center which the Company began consolidating effective the beginning of fiscal 1996 when the company assumed full control of the operations.
COST OF REVENUES
-----------------
Cost of revenues increased $1,873,000 or 55.8% for the third quarter of 1996 and increased $5,392,000 or 58.5% for the first nine months of 1996 compared to the same periods in 1995. As a percentage of revenues, cost of revenues declined to 49.9% for the 1996 quarter and to 49.4% for the first nine months of 1996, from 55.9% and 55.0% respectively, for the same periods in 1995. The increase in costs of revenues was due primarily to11higher training, courseware and depreciation expenses and costs associated with the Cleveland operations. The decline in cost of revenues as a percentage of revenues was due principally to the higher level of revenues.


GROSS PROFIT
------------
Gross profit increased $2,604,000 or 98.3% for the third quarter of 1996 and increased $7,433,000 or 98.7% for the first nine months of 1996 compared with the same periods for 1995. As a percentage of revenues, gross profit rose to 50.1% for the 1996 quarter and to 50.6% for the first nine months of 1996, from 44.1% and 45.0% respectively for the same periods in 1995. The increase in gross profit both in absolute dollars and as a percentage of revenues was due principally to the significant growth in training and franchising revenues. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses increased $1,020,000 or 27.2% for the third quarter of 1996 and increased $4,985,000 or 57.0% for the first nine months of 1996, compared with the same periods for 1995. As a percentage of revenues, selling, general and administrative expenses declined to 45.4% for the 1996 quarter and to 46.4% for the first nine months of 1996 from 62.3% and 52.2% respectively, for the same periods for 1995. The increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of revenues, was due principally to increased spending in the areas of sales and marketing, national advertising, the implementation of a Major Accounts Program, franchise support for domestic and international operations and expenses associated with the Cleveland operations. In addition, selling, general and administrative expenses for the 1995 periods included a provision for an investment loss and an asset write-off in the aggregate of $812,000.
Selling, general and administrative expenses for both the 1996 and 1995 periods have been restated to include certain corporate expenses which were previously reported in the discontinued environmental segment.
INTEREST INCOME/(EXPENSE)
-------------------------

Interest income represents amounts which were previously reported in the discontinued environmental segment. Interest income decreased $4,000 or 8.3% for the 1996 quarter and $65,000 or 34.2% for the first nine months of 1996 compared with the same periods for 1995. As a percentage of revenues, interest income declined to .4% for both the quarter and the first nine months of 1996, from .8% and 1.1% respectively, for the same periods in 1995. The decline in interest income, both in absolute dollars and as a percentage of revenues was due mainly to the utilization of the cash reserves to satisfy the working capital needs of the discontinued environmental segment.
Interest expense increased $77,000 or 350.8% for the 1996 quarter and increased $156,000 or 219.3% for the first nine months of 1996, compared with the same periods in 1995. As a percentage of revenues, interest expense rose to .9% for the 1996 quarter and to .8% for the first nine months of 1996, from .4% for both periods in 1995. The rise in interest expense, both in absolute dollars and as a percentage of revenues, was due mainly to purchases of equipment under capital lease arrangements.
INCOME TAXES
-------------
                                       12
The provision for income taxes as a percentage of income before income taxes was 40.6% for the 1996 quarter compared with a provision for income tax benefit of 36.9% for 1995. For the first nine months of 1996, the provision for income taxes as a percentage of income before income taxes was 44.9% compared with a provision for income tax benefit of 41.0%. The increase in the provision for income taxes (benefits) as a percentage of income (loss) before income taxes was due principally to higher foreign income taxes and lower tax-free interest income.
NET INCOME (LOSS)
-----------------

Net income for the 1996 quarter was $260,000 compared to a net loss of $672,000 for 1995. For the first nine months of 1996, net income was $622,000 compared with a net loss of $648,000 for 1995. Included in the 1995 results were both a provision for a loss in an investment and an asset write-off in the aggregate of $812,000.
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of September 28, 1996, the Company's working capital was $21,244,000, and its cash, cash equivalents and short-term investments totaled $7,265,000. Working capital as of September 28, 1996 reflected a decrease of $7,534,000 from $28,778,000 as of December 30, 1995. The decrease was due principally to the reserve for the loss on the disposal of the environmental segment.
The Company currently maintains an unsecured credit facility with a commercial bank providing aggregate availability of $5.5 million. Amounts outstanding under that facility bear interest at the bank's prime rate or LIBOR, at the Company's election. The facility is scheduled to expire on June 30, 1998. In light of the pending sale of the environmental business, the Company is considering reducing the borrowing availability under or terminating this facility. The Company is also exploring alternative credit arrangements to support the operations of its educational business.
In connection with the sale of the environmental business, the Company will receive cash proceeds of approximately $4.6 million. The Company presently intends to use those proceeds to support the expansion of its educational business.
The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first nine months of 1996, New Horizons spent approximately $3,600,000 on capital items and anticipates spending up to $4,200,000 during 1996.
Management believes that its current working capital position, cash flows from operations, the expected proceeds from the sale of its environmental business, along with its credit facility, will be adequate to support its current and anticipated capital expenditures and its strategies to grow its computer education and training business.


                      Form 10Q-Part II:  Other Information
                     --------------------------------------
Item 6.             Exhibits and Reports on Form 8-K
-------             ---------------------------------
(a)  Exhibit Index
                                       13
   Exhibit
   Number             Description of Documents
   --------           -------------------------
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

                           EXHIBIT INDEX (CONTINUED)

   Exhibit
   Number             Description of Documents
   --------           -------------------------
10.14 Lease Agreement dated April 26, 1988, between Jocama Construction Inc. and the Registrant(1)
10.15 Addenda to the Lease Agreement dated April 6, 1988 between Jocama Construction and the Registrant (8)
                                       14
10.16 Indenture of Lease dated June 17, 1987, between Xednah Investments and Handex of Florida, as amended (1)
10.17  Lease Agreement dated  March 25,  1991, between  Handex of  New England,
Inc.
       and Metro Park Marlboro Realty Trust, as amended (6)
10.18 Lease Agreement dated January 20, 1992, between Handex of Maryland, Inc. and Winmeyer Commons II Limited Partnership (6)
10.19  Lease Agreement  dated  March 1,  1995,  between  New Horizons  Learning
Center
       of Metropolitan New York, Inc. and Mid City Associates, guaranteed by the
       Registrant (10)
10.20 Lease Agreement dated February 24, 1995, between New Horizons Computer Learning Center of Cleveland LTD., LLC, and Realty One Property Management, guaranteed by the Registrant (10)
10.21 Consulting Agreement between the Registrant and The Nassau Group, Inc. Dated December 17, 1993 (9)
10.22 Warrants for the purchase of 25,00 0 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. On
       December  17, 1993 (9)
10.23 Warrants for the purchase of 40,000 shares of Common Stock $.01 par value per share of the Registrant issued to The Nassau Group, Inc. On
       August 15, 1994. (10)
10.24  Asset Purchase Agreement, dated as of August 15, 1994, by and among
       New Horizons Computer Learning Centers, Inc. a Delaware Corporation,
       New Horizons Learning Center, Inc., a California Corporation and
       Michael A. Brinda (11)
10.25  Stock Purchase Agreement dated as of August 15, 1994, by and among
       New Horizons Education Corporation, a Delaware Corporation and
       Michael A. Brinda (11)
10.26 Lease Agreement dated April 5, 1995, between New Horizons Computer Learning Center of Chicago, Inc., and the Equitable Life Assurance Society of the United States (12)


                           EXHIBIT INDEX (CONTINUED)
   Exhibit
   Number             Description of Documents
   -------            -------------------------
10.27 Lease Agreement dated March 7, 1996, between New Horizons Computer Learning Centers, Inc. and Mani Brothers, LLC (13)
10.28 Contract for the sale of real estate dated January 15, 1996, between Handex of Florida, Inc. and Xednah Investments (13)
10.29  New Horizons Education Corporation 401(k) Profit Sharing Trust and
       Plan (13)
10.30  Amendment No. 4 to the Registrant's Amended and Restated 401(k) Profit
       Sharing Trust and Plan (13)     15
10.31 Stock Purchase Agreement dated November 4, 1996 between the Registrant and ECB, Inc. and certain exhibits thereto.*
15.0   Letter from Independent Certified Public Accountants*
27.0   Financial Data Schedule*
99.1   Directors and Officers and Company Indemnity Policy(5)
------------------------------------------------------------
(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Form 8-K dated August 15, 1994.
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 1995.
(13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.
*    Filed herewith.
(b)  Reports on Form 8-K
     None



                                   SIGNATURE
                                 --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
                                       16     HANDEX CORPORATION
                                    (Registrant)

Date:       November 12, 1996       By:    /s/ John T. St. James
     ----------------------------         ----------------------------
                                           John T. St. James
                                           (Duly authorized officer and
                                           Principal Financial Officer)




























                                       17