Form 10-K405
period 1996-12-28
NEW HORIZONS WORLDWIDE INC
filed 1997-03-28
CIK 850414

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended DECEMBER 28, 1996 OR
                                   -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from NOT APPLICABLE  to
                               --------------      ------------------

Commission file number 0-17840
                       -------

                          NEW HORIZONS WORLDWIDE, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                          22-2941704
 ------------------------------                         -------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


500 CAMPUS DRIVE, MORGANVILLE, NEW JERSEY                      07751
-----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (908) 536-8501
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class          Name of each exchange on which registered

         NOT APPLICABLE                            NOT APPLICABLE
         --------------                            --------------



           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 3, 1997 was approximately $36,819,036, computed on the basis of the last reported sales price per share ($10.125) of such stock on the NASDAQ National Market System.

The number of shares of the Registrant's Common Stock outstanding as of March 3, 1997 was 7,032,051.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

PART OF FORM 10-K                                    DOCUMENTS INCORPORATED
----------------------------------                   BY REFERENCE
PART III (ITEMS 10, 11, 12 AND 13)                   ---------------------------
                                                     PORTIONS OF THE
                                                     REGISTRANT'S DEFINITIVE
                                                     PROXY STATEMENT TO BE USED
                                                     IN CONNECTION WITH ITS
                                                     ANNUAL MEETING OF
                                                     STOCKHOLDERS TO BE HELD ON
                                                     MAY 6, 1997

                          NEW HORIZONS WORLDWIDE, INC.
                             INDEX TO ANNUAL REPORT
                                   ON FORM 10K

                                     PART I

Item 1.  Business..........................................................1
         General...........................................................1
         Recent Developments...............................................1
         Information Technology Education and Training Market..............2
         New Horizons Business Model.......................................3
              Company-owned Training Centers...............................3
              Franchising..................................................4
         Customers.........................................................5
         Sales and Marketing...............................................5
         Training Authorizations...........................................5
         Competition.......................................................6
         Information about Forward Looking Statements......................7
         Regulations.......................................................7
         Insurance.........................................................7
         Trademarks........................................................7
         Employees.........................................................7

Item 2.  Properties........................................................8

Item 3.  Legal Proceedings.................................................8

Item 4.  Submission of Matters to a Vote of Security Holders...............8

                                     PART II

Item 5.  Market for Registrant's Common Equity
              and Related Shareholder Matters..............................9

Item 6.  Selected Consolidated Financial Data..............................9

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............10

Item 8.  Financial Statements and Supplementary Data......................16

Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............17

Item 11. Executive Compensation...........................................18

Item 12. Security Ownership of Certain Beneficial Owners
              and Management..............................................18

Item 13. Certain Relationships and Related Transactions...................18

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8K..................................................19

         SIGNATURES.......................................................20

                                     PART 1

ITEM 1.    BUSINESS

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed throughout this document and under the caption "INFORMATION ABOUT FORWARD LOOKING STATEMENTS."

New Horizons Worldwide, Inc., (the "Company" or "New Horizons") formerly Handex Corporation, through various subsidiaries, both owns and franchises computer training centers. The Company sold its environmental business segment and changed its name to New Horizons late in 1996, in order to concentrate its resources on the technology training market.

GENERAL
-------

New Horizons' 1996 systemwide revenues of $192 million make it the largest independent provider in the fragmented PC software applications and technical certification training industry. Through various subsidiaries, the Company both owns and franchises computer training centers. Through these training centers the Company offers comprehensive instruction in the use of personal computers, PC software applications and technical certification courses. The goal of the training is to deliver to the student information and skills which have immediate, practical value in the workplace.

The New Horizons worldwide network delivered over 1.5 million student-days of technology training in 1996, generating system-wide revenues, which include both the results of company-owned and franchised operations, of $192 million, up 86% from the $103 million in 1995. The network has over 1,000 classrooms, 1,100 instructors and 1,100 account executives.

New Horizons specializes in instructor-led training which is the industry's dominant delivery method for information technology training. The Company has become a leader in the industry by developing the processes for and delivering high quality training for the largest technology training segments: PC software applications and technical certification training. The network's learning centers offer a broad range of high quality courses for most of the major software vendors, including Microsoft, Novell, Lotus, Adobe, Aldus, Apple Computer, Symantec, Sun Microsystems, and Unix. New Horizons has the largest network of Novell Authorized Education Centers and the second largest network of Microsoft Authorized Technical Education Centers in the world. Classes can be held at New Horizons locations or on-site at the client's facility. Curriculum can be tailored to the client's specific needs. The Company can also provide training and courseware for customers' proprietary software.

New Horizons owns and operates seven computer training facilities located in Santa Ana, California; Burbank, California; Los Angeles, California; Irvine, California; Chicago, Illinois; Cleveland, Ohio; and New York City, New York. A second New York facility opened during the first quarter of 1997. The Santa Ana location was acquired as part of the original purchase of New Horizons in 1994. The remaining California locations are part of a strategy to expand in the large southern California technology training market, while the Chicago, Cleveland, and New York locations were acquired from franchisees as part of the Company's strategy to operate company-owned training centers in select major metropolitan markets within the United States.

As of December 31, 1996, the Company's franchisees operated 147 locations in the United States and in 23 countries around the world. An additional 30 franchises have been sold and are scheduled for future openings. Of the 154 learning centers operating at the end of 1996, 110 were operating in the United States and 44 were operating abroad.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located at 500 Campus Drive, Morganville, New Jersey, 07751. The Company's principal operating offices are located at 1231 East Dyer Road, Santa Ana, California 92705. The Company maintains a website at http://www.newhorizons.com.

RECENT DEVELOPMENTS
-------------------

SALE OF ENVIRONMENTAL BUSINESS UNIT AND CHANGE OF CORPORATE NAME

On December 27, 1996, the Company sold its environmental business segment to ECB, Inc. ("ECB"), a Florida corporation, and simultaneously changed its name from Handex Corporation to New Horizons Worldwide, Inc.(the "Company" or "New Horizons"). This name change was effected so as to more closely identify with its continuing educational training business, which does business under the name New Horizons Computer Learning Centers. Both the transaction and the name change were authorized by stockholders at a Special Meeting of the Stockholders held on December 20, 1996. As a result of the transaction, the Company's educational business is the Company's sole business, and the Company's environmental business is no longer owned by the Company. The Company now trades on NASDAQ under the symbol "NEWH."

The Company received aggregate consideration in the face amount of approximately $21,954,000 in connection with the sale of Handex Environmental, Inc. The consideration received by the Company from ECB consisted of: (i) $4,600,000 in cash; (ii) a promissory note in the original principal amount of $3,700,000 (subject to adjustment in certain events) due on April 30, 2002 and bearing interest at the rate of 6% per annum; (iii) 2,000 shares of Series A Preferred Stock, stated value $1,000 per share of ECB; (iv) a six-year warrant to acquire 300,000 common shares of ECB at a price of $1.32 per share ("Warrant A"); (v) a six-year Warrant to acquire 85,000 common shares of ECB at a price of $1.60 per share ("Warrant B") (Warrant A and Warrant B are collectively referred to herein as the "Warrants"); and (vi) one-third of the redemption value of a small interest in a joint venture, when paid or available to be paid to ECB. In addition, immediately prior to the closing, the Company received a dividend of cash, accounts receivable and other assets owned by the Environmental Subsidiaries having a book value of $11,654,000 at December 27, 1996. See "Management Discussion and Analysis of Operations and Financial Condition."

For a more detailed description of the transaction, see the Company's Proxy Statement dated December 3, 1996, and the appendices thereto and information incorporated by reference therein.

The divestiture and name change represent strategic steps in the re-direction of the Company's resources away from the environmental industry. Since 1992, the environmental services industry has been affected by significant changes in the statutory regulations that govern environmental clean-ups, the stiffening of eligibility requirements for reimbursement funds, the entry of low-cost service providers, and an ever increasing level of cost consciousness on the part of its customers, all of which combined to heighten the level of competition in an already competitive marketplace. These forces materially impacted the industry by reducing growth opportunities and lowering margins. The lack of clear signs of change that would reverse trends led to management's decision to divest the Company's environmental business and refocus the Company's resources and energies towards the faster growing computer education and training industry which the Company's continuing operations serve.

In early 1994, the Company initiated the strategy to diversify its business away from the environmental industry to an industry which offered greater potential and financial rewards for its stockholders. Management determined that the technology training industry offered the potential for growth and profitability. Through market research and awareness, and through intermediaries of companies in the industry that were available for sale, the Company's education segment was started in August 1994, via the acquisition of all of the issued and outstanding shares of New Horizons Franchising, Inc., and all of the assets of New Horizons Computer Learning Center, Inc.

At the time of the acquisition, New Horizons operated one company-owned learning center and had approximately sixty operating franchises. From that time to the December 27, 1996 divestiture of its environmental segment, the Company operated in two distinct industry segments.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET
--------------------------------------------------------

The rapidly growing role of information technology in business organizations and the emergence of the Internet are creating significant and increasing demand for information technology training. An International Data Corporation ("IDC") study estimated that in 1995 the worldwide market for information technology education and training was about $15 billion and is expected to grow at a pace of 12.7% per year to over $27 billion in the year 2000.

The growing need for technology training is driven by several developments including: (i) increased use of computers in the workplace requiring employees to acquire and apply information technology skills; (ii) rapid and complex technological changes in operating systems, new software development and technical training; (iii) continuing emphasis by industry on productivity, increasing the number of functions being automated throughout organizations;
(iv) greater focus by organizations on core competencies with a shifting emphasis to outsourcing of non-core activities; (v) corporate downsizing requiring remaining personnel to develop a greater variety of skills; and (vi) development of the Internet.

Although a significant portion of technology training is accomplished by in-house training departments, IDC, in its study, identified a decided shift towards outsourcing to external training professionals. This outsourcing is motivated by several factors including: (i) the lack of internal trainers experienced in the latest software; (ii) the cost of maintaining an in-house staff of trainers; and (iii) the cost of developing and maintaining internal courseware.

Organizations are searching out and selecting outside technology training services that can provide the following: (i) cost effective delivery of high quality instruction; (ii) qualified, technically expert instructors; (iii) flexibility to deliver a consistent training product at geographically dispersed facilities; (iv) ability to tailor the training product to specific customers needs; (v) definitive, current courseware; (vi) testing and certification of technical competency; (vii) effective training methods delivering knowledge and skills with immediate practical value in the workplace; (viii) a depth and breadth of curriculum; and (ix) flexible and convenient scheduling of classes.

Instructor-led classroom training is the dominant delivery method for technology training. According to the IDC study, since 1990, instructor-led training has grown 68.6% from $6.7 billion to $11.3 billion in 1995. IDC projects that instructor-led training will continue to dominate the market because trainees value the personalized attention, interfacing and problem solving with classmates and instructors, and the insulation classroom training provides from workplace interruptions. While instructor-led training will continue to be the leading delivery method in the market, the role of both multimedia and computer based training is gaining greater acceptance. IDC estimates that technology training in the multimedia and computer based training formats has increased from $230 million in 1990 to $1.1 billion in 1995 and is expected to increase to $4.1 billion by the year 2000, a rate of 31%, while instructor-led training is expected to grow at a rate of 8% over the same period.

THE NEW HORIZONS BUSINESS MODEL
-------------------------------

New Horizons' company-owned and franchised operations both provide an instructor-led training delivery system to customers that is executed by certified employee instructors in fully equipped classrooms in New Horizons facilities. Approximately 25% of classes are given on-site at the customer's location. New Horizons often supplies the computer hardware for these on-site classes. The Company sells its services primarily to business and government as opposed to individuals.

Curriculum is centered on software applications (approximately 70% of the courses) and technical certification programs (approximately 30%). Classes are concise, generally ranging from one to five days, and are designed to be intensive skill building experiences. The Company offers a broad array of information technology courses covering the most popular software applications and technical certification programs. The Company also provides customized training for customers' proprietary software applications. The Company believes it offers more classes more often than any other company in the industry.

In addition to certified instructors and broad curriculum, the New Horizons business model is designed to provide its customers high training value featuring: (i) guaranteed training through the Company's free six-month repeat privileges; (ii) skills assessment on subjects and skills for both standard or proprietary software; (iii) professional certification training; (iv) the largest network of authorized training centers in the industry ensuring quality and consistency; (v) free 24 hour-a-day, 7 day-a-week help desk service for a full sixty day period after a class has been completed; (vi) on-site training at customer's facilities; (vii) customized courseware from a library of over 800 titles in eight languages; (viii) club memberships providing a series of classes for one platform at one low price; (ix) flexible scheduling including evening and weekend classes; and (x) a major accounts program which coordinates the national and or international delivery of training for clients with training requirements in a multitude of locations.

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, and the buy-back of franchises in major metropolitan markets. The Company believes a mix of franchised and company-owned centers will enable it to combine the accelerated expansion opportunities provided by franchising while maintaining ownership of a significant number of training centers. The Company plans to continue to grow through the (i) improvement of revenues and profits at both current company-owned and franchised operating locations; (ii) the sale of additional franchises; (iii) the selective buyback of existing franchises in major metropolitan markets in the U.S. and
(iv) the potential acquisition of companies in similar or complementary businesses.

COMPANY-OWNED TRAINING CENTERS
------------------------------

At the end of 1996, the Company owned and operated seven computer training facilities located in Burbank, Irvine, Los Angeles and Santa Ana, California; Chicago, Illinois; Cleveland, Ohio; and New York City, New York. A second New York facility opened during the first quarter of 1997. The Santa Ana location was acquired as part of the original purchase of New Horizons in 1994. The remaining California locations were opened between October, 1994 and April, 1996 as part of a strategy to expand in the Southern California information technology training market. The Chicago, Cleveland, and New York locations were acquired from franchisees as part of the Company's strategy to operate company-owned training centers in select major metropolitan markets within the United States. In 1996, the company-owned centers generated over $31,425,000 in revenues.

FRANCHISING
-----------

At the end of 1996, the Company supported a worldwide network of independent franchises which provide information technology training at 147 locations in 24 countries. There are an additional 30 franchised locations which have been sold and which are scheduled to open at various times over the next three years. The franchisee is given a non-exclusive license and franchise to participate in and use the business model and sales system developed and refined by the Company. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 71 franchised locations operating at the end of 1994; 106 at the end of 1995; and 147 at the end of 1996, of which 103 were in the U.S. and 44 were abroad.

The Company offers franchises for the operation of computer-related learning centers to independent operators throughout the world. The franchisee is charged an initial franchise fee and ongoing monthly fees which become effective a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory ("territory") granted as defined in the Franchise Agreement. In the United States, the size of a territory is measured by the number of personal computers ("PC's") in the territory. The initial franchise fee for a start-up center for a Type 1 territory (150,000 or more PC's) is $60,000; for a Type 2 territory (75,000 to 149,999 PC's) is $40,000; and a Type 3 territory (less than 75,000 PC's) is $20,000. Entrepreneurs converting an existing training center to a New Horizons center pay an initial franchise fee for a Type 1 Territory of $50,000; for a Type 2 Territory $35,000; and for a Type 3 Territory $15,000. The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a "limited exclusive" territory in that New Horizons agrees not to own or franchise any other New Horizons business provided the franchisee operates in compliance with the terms of its franchise agreement. The geographic boundaries of a territory are determined by United States Postal Service zip codes. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are limited to marketing their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees have six months from the date of the execution of the Franchise Agreement to open a center.

Initial franchisee fees for international franchises are market/country specific. For international franchising activities, the Company has historically entered into master franchise agreements providing franchisees with the right to award sub-franchises to other parties within a particular country. Under the terms of these master franchise agreements, the franchisee commits to open or cause to be opened a specified number of locations with a specified timeframe. The Company shares with the master franchisee in the proceeds of subsequent sales of individual franchises, and also receives a percentage of the royalties received by the master franchisee. The Company has also entered into individual franchise agreements with foreign franchisees similar to those entered into in its domestic franchising activities and anticipates that these individual franchise arrangements may become more prevalent in the future. Less than 10% of the Company's systemwide revenues were generated by international locations in 1996.

The offer and sale of franchises are subject to regulation by the United States Federal Trade Commission and certain foreign countries. There also exist numerous state laws that regulate the offer and sale of franchises and business opportunities, as well as the ongoing relationship between franchisors and franchisees, including the termination, transfer and renewal of franchise rights. The failure to comply with these laws could adversely affect the Company's operations.

New Horizons estimates the initial investment required to acquire and start a franchise operation, including the initial franchise fee, ranges from approximately $158,000 to $329,000.

In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) a monthly continuing royalty fee, consisting of the greater of 6% of monthly gross revenues or a minimum flat fee of $1,500 for a Type 1 territory or $1,000 for a Type 2 and Type 3 territory; (ii) a monthly marketing and advertising fee of 1% of gross revenues; and (iii) a course materials surcharge of 9% of the gross revenues from course materials sold to third parties. Each franchisee also pays a $10 annual software license fee and a $50 per month maintenance fee for customized software developed and maintained by New Horizons. The 6% royalty fee rate was effective for franchises sold during September 1996 or later; the first twelve franchisees pay a 3% royalty fee and the remainder pay a 5% royalty fee. Monthly royalty fees begin the fourth month after the effective date of a new franchise and begin the sixth month after the effective date of a conversion franchise.

In return for the initial franchise fee and the other monthly fees, the Company provides the franchisee with the following services, products and managerial support: (i) two weeks of initial franchise training at the Company's operating headquarters in Santa Ana, California, and one week of field training at the franchisee's location; (ii) franchise and sales system information contained in the Company's Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers, and access to troubleshooting and business planning assistance; (iv) current applications courseware at printing cost only (over 800 titles in eight languages); (v) access to a major accounts division which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; (vi) site selection assistance; (viii) periodic regional and international meetings and conferences; and (ix) advisory councils and monthly communications.

The Franchise Agreement runs for an initial term of ten years, and is renewable for additional five-year terms. The franchise is exclusive within the specific defined territory and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) minimum computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (vii) record keeping requirements.

The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the franchise agreement and for one year after termination of the franchise, within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment.

In addition, there are certain restrictions on the franchisees' rights to transfer the franchise license. New Horizons also maintains a "right of first refusal" if a transfer effects a change of control. The agreement also contains default and termination remedies.

CUSTOMERS
---------

Customers for the training provided at New Horizons company-owned and franchised training centers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities. Little, if any, of the Company's revenues are generated from Title IV entitlement programs.

No single customer accounted for more than 10% of New Horizons revenues in 1996.

The New Horizons system delivered over 1,500,000 student-days of technology training in 1996.

SALES AND MARKETING
-------------------

New Horizons markets its services primarily through account executives who utilize telemarketing/telesales to target and contact potential customers. The New Horizons sales system is organized and disciplined. After undergoing a formal initial training program, account executives are expected to generate their own database of customers through telephone sales, make a minimum number of calls per day, and invoice and collect a minimum amount of revenue each month. These minimums escalate over the first eight months an account executive is selling and are designed to move the account executive from being compensated with base pay plus a small commission to a full commission compensation program. Account executives target sales areas are local and regional; sales opportunities which involve national and international accounts and involve delivery of training at multiple locations are turned over the Company's major accounts division.

In 1995, the Company established a major accounts program designed to market computer training services to large organizations which have facilities and training needs throughout the world. This program provides New Horizons' national and international customers with a single point of contact to the entire New Horizons network of training and support services. During 1996, New Horizons competed for and won national and international contracts with Bell South, EDS, Southwestern Bell, Intel, Amdahl, and Motorola, among others.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

TRAINING AUTHORIZATIONS
-----------------------

New Horizons is authorized to provide certified training by more than 30 software publishers, including Microsoft, Novell, Apple and Sun Microsystems. Many of the industry's major software vendors do not offer training but support their products through independent training companies using a system of standards and performance criteria. In support of these vendors, the Company has 71 Novell
(NAEC), 59 Microsoft (ATEC), and 13 Lotus (LAEC) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationships with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business.

COMPETITION
-----------

The information technology training market is highly competitive, highly fragmented, has low barriers to entry and has no single competitor which accounts for a dominant share of the market. The Company's competitors are primarily in-house company training departments, and independent education and training organizations. Computer retailers, computer resellers, and others also compete with the Company. Periodically some of these competitors offer instruction and course titles similar to those offered by New Horizons at advantageous pricing. In addition, some of these competitors may have greater financial strength and resources than New Horizons.

New Horizons believes that competition in the industry is based on a combination of pricing, quality of training and flexibility and convenience of service.

The Company recognizes that the emergence of desktop multimedia and computer based training, as well as distance learning and on-line training on the Internet, are important and growing competitive developments in the industry.

IN-HOUSE TRAINING DEPARTMENTS: In-house training departments provide companies with the highest degree of control over the delivery and content of information technology training, allowing for customized instruction tailored to specific needs. However, according to IDC, the demand for outsourced training is expected to grow faster than the overall market as more companies switch to outside training organizations. IDC estimates that in 1995 and 1996, 50% of information technology training needs were met by in-house training organizations. By 1998 and 1999, the balance is expected to shift more towards outsourcing. The shift is being driven by (i) the lack of internal trainers experienced in the latest software; (ii) the cost of maintaining in-house trainers; and (iii) the cost of maintaining in-house courseware libraries.

INDEPENDENT EDUCATION AND TRAINING ORGANIZATIONS: Although the majority of independent training organizations are relatively small and focus on local or regional markets, the Company competes directly on a national level with several firms providing similar curriculum. Executrain, Productivity Point, and Catapult target the same customer base and operate in some of the same markets as New Horizons. The Company believes that the combination of its market presence, the depth and breadth of its course offerings, its flexible customer service approach, its centralized control of delivery to national customers, its status as the world's largest network of Novell Authorized Education Centers and as the world's second largest network of Microsoft Authorized Technical Education Centers, and its organized and disciplined sales system distinguishes New Horizons from these competitors.

The Company also competes in certain locations with computer resellers like Inacom, Vanstar, and Ameridata, as well as computer retailers such as CompUSA.

MULTIMEDIA, COMPUTER BASED TRAINING, DISTANCE LEARNING, AND INTERNET TRAINING:
Instructor-led training has historically been the dominant delivery method for information technology training. Multimedia, CBT, distance learning and Internet training have been small but growing delivery methods. According to IDC, these training delivery methods are expected to grow at a faster rate than instructor-led training through the year 2000. The Company recognizes that its future success depends on, among other factors, the market's continued acceptance of instructor-led training as a delivery method for information technology training, the Company's ability to continue to market competitive instructor-led course offerings and the Company's ability to successfully capitalize on the potential of multimedia, CBT, distance learning, and Internet delivery methods. The Company is currently in the development stage for several computer based training products that are expected to be introduced during 1997.

Information technology training can be broken into three segments: Segment 1, which includes the most sophisticated levels of training for programmers and software developers; Segment 2, which includes certification for engineers (Microsoft, Novell); and Segment 3, which includes the end-users of standard application software. New Horizons competes in Segments 2 and 3, with an estimated 30% of revenues from Segment 2 and 70% from Segment 3.

The Company competes with Catapult, Executrain, and Productivity Point in Segments 2 and 3. The Company competes marginally with Learning Tree and Global Knowledge Network in Segment 2. The Company, currently, does no training of programmers and software developers.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS
--------------------------------------------

The statements made in this Annual Report on Form 10-K that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are by no means limited to: (i) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology based training which could have more favorable economics with respect to timing and delivery costs and the emergence of "just in time" interactive training; (ii) the Company's ability to attract and retain qualified instructors; (iii) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to enhancements upgrading information systems and computer software by customers (v) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (vi) the Company's ability to manage the growth of its business.

The Company's strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in major metropolitan markets in the United States, and the acquisition of companies in similar or complementary businesses. The Company's growth strategy is premised on a number of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trend toward outsourcing. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely effected.

REGULATIONS
-----------

The offer and sale of franchises and business opportunities are subject to regulation by the United States Federal Trade Commission, as well as many states and foreign jurisdictions. There also exist numerous laws that regulate the ongoing relationship between franchisors and franchisees, including the termination, transfer and renewal of franchise rights. The failure to comply with any such laws could have an adverse effect on the Company.

INSURANCE
---------

The Company maintains liability insurance in amounts it believes to be adequate based on the nature of its business. While the Company believes that New Horizons operates its business safely and prudently, there can be no assurance that liabilities incurred with respect to a particular claim will be covered by insurance or, if covered that the dollar amount of such liabilities will not exceed coverage limits.

TRADEMARKS
----------

The Company has issued trademark registrations and pending trademark applications for the word mark "NEW HORIZONS" and for other trademarks incorporating the words "NEW HORIZONS." The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company's right to use the New Horizons name and trademarks in its business. However, the Company has been advised that it cannot register the word mark "NEW HORIZONS" in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in one foreign country. The Company believes that this inability to register certain of its trademarks in certain foreign countries will not have a material adverse effect on its financial condition or results of operations.

EMPLOYEES
---------

As of March 1, 1997, the Company employed a total of 535 individuals in its corporate operations and company-owned facilities. Of these employees, 146 are instructors, 152 are account executives, and 237 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell and Lotus.

None of New Horizons' employees is represented by a labor organization. New Horizons considers relations with its employees and outside contract instructors to be satisfactory.

ITEM 2. PROPERTIES

The Company's corporate headquarters occupy 1,500 square feet in a facility in Morganville, New Jersey. The space is being sublet under a short-term agreement with the facility's primary tenant.

The offices for the Company's franchising business and company-owned training centers are located in Santa Ana and Irvine, California, pursuant to leases which expire in 1997 and 2001, respectively.

As of December 28, 1996, New Horizons operated training centers at five other leased facilities in California, Illinois, Ohio and New York.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices if necessary.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in several lawsuits incidental to the ordinary conduct of its business. Under the terms of the sale of the Company's environmental business, the Company is required to indemnify the purchaser against liabilities arising out of pending litigation. The Company does not believe that the outcome of any or all these claims will have a material adverse effect upon its business or financial condition or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 1996, a special meeting (the "Special Meeting") of stockholders of Handex Corporation (now New Horizons Worldwide, Inc.) was held at the Company's corporate headquarters at 500 Campus Drive, Morganville, New Jersey. Holders of Common Stock of record at the close of business on November 15, 1996, were entitled to vote at the Special Meeting. Approval of each issue to be voted upon required the affirmative vote of the holders of a majority of the outstanding shares of Handex Common Stock entitled to vote at the Special Meeting. The Special Meeting was called for the following purposes:

     1. To consider and act upon a proposal to authorize, approve and adopt a Stock Purchase Agreement (the "Agreement") dated November 4, 1996, by and between Handex Corporation and ECB, Inc., a Florida corporation ("ECB") pursuant to which Handex would sell all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary Handex Environmental, Inc., a Delaware corporation, to ECB upon the terms and for the consideration set forth in the Agreement.

     2. To consider and act upon a proposal to amend the provisions of Article First of the Company's Certificate of Incorporation to change the Company's corporate name from "Handex Corporation" to "New Horizons Worldwide, Inc.," subject to consummation of the transactions contemplated by the Agreement.

     3. To transact such other business as may properly come before the Special Meeting.

The results of the vote were as follows:

         Proposal 1. Votes for 5,352,630; votes against 7,365; broker non-votes 81,721; abstentions 4,025.

         Proposal 2. Votes for 5,438,601; votes against 2,990; broker non-votes 0; abstentions 4,150.

Based on the authorization received from stockholders, on December 27, 1996, the Company completed the transaction to sell the environmental segment of its business and changed the Company's name from "Handex Corporation" to "New Horizons Worldwide, Inc."

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common stock is traded on the NASDAQ National Market System under the symbol NEWH. The following table sets forth the range of high and low bid quotations per share of Common stock from January 1, 1995 through December 28, 1996, as reported by the NASDAQ system.

1996                                                        HIGH        LOW
----                                                        ----        ---
1st Quarter              (December 31 - March 30)            5 3/4      4 7/8
2nd Quarter              (March 31 - June 29)               11 1/2      5 1/8
3rd Quarter              (June 30 - September 28)           11 3/8      6 3/4
4th Quarter              (September 29 - December 28)       14 5/8      9 3/4

1995                                                        HIGH        LOW
----                                                        ----        ---
1st Quarter              (January 1 - April 1)               9          6 7/8
2nd Quarter              (April 2 - July 1)                  8 1/4      4 1/2
3rd Quarter              (July 2 - September 30)             8 1/8      6 1/4
4th Quarter              (October 1 - December 30)           7 3/8      4 5/8

As of March 3, 1997, the Company's Common stock was held by 228 holders of record. The Company has never paid cash dividends on its Common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Summary Consolidated Financial Data (in thousands, except per share)

SELECTED CONSOLIDATED                             1996      1995      1994     1993    1992
                                                  ----      ----      ----     ----    ----
STATEMENTS OF OPERATIONS DATA:
Total revenues                                   $41,269   $23,734   $5,989   $   --  $   --
Cost of revenues                                  20,599    13,165    3,269       --      --
Selling, general and administrative expenses      19,063    11,757    2,813       --      --
                                                 -------   -------   ------   ------  ------
Operating income (loss)                            1,607    (1,188)     (93)      --      --
Interest income (expense) net                       (140)      131       43       --      --
                                                 -------   -------   ------   ------  ------
Income (loss) from continuing operations
    before income taxes                            1,467    (1,057)     (50)      --      --
Provision for income taxes (benefits)                669      (440)     (35)      --      --
                                                 -------   -------   ------   ------  ------
Income (loss) from continuing operations             798      (617)     (15)      --      --
Income (loss) from discontinued operations
    Less applicable income taxes of
    $85, $510, $1,569 for 1996, 1995
    and 1994, respectively                          (130)      424    2,346    1,374   1,933
Loss on disposal of discontinued operations       (7,303)       --       --       --      --
                                                 -------   -------   ------   ------  ------
Income (loss) on discontinued operations          (7,433)      424    2,346    1,374   1,933
                                                 -------   -------   ------   ------  ------
Net income (loss)                                $(6,635)  $  (193)  $2,331   $1,374  $1,933
                                                 =======   =======   ======   ======  ======
Income (loss) per share
    From continuing operations                   $  0.12   $ (0.09)   $0.00   $ 0.00  $ 0.00
    From discontinued operations                 $ (1.08)  $  0.06    $0.34   $ 0.20  $ 0.28
Net income (loss) per share                      $ (0.96)  $ (0.03)   $0.34   $ 0.20  $ 0.28

SELECTED CONSOLIDATED BALANCE SHEET DATA

                                           DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  JANUARY 1   DECEMBER 31
SELECTED CONSOLIDATED BALANCE SHEET DATA:     1996          1995          1994          1994        1992
                                           ------------  ------------  -----------   ---------   -----------
Working Capital                              $22,830      $28,898        $30,802      $38,194            $36,129
Total Assets                                  60,472       56,477         53,651       52,393       50,629
Long Term Obligations
    Less Current Installments                  2,330          650            464           --           --
Total Stockholder's Equity                    43,757       49,428         49,637       47,060       46,253

(1) Certain reclassifications were made in 1995, 1994, 1993 and 1992 to conform with the presentation in 1996.

(2) The operating results of New Horizons are included in 1996 and 1995 for the entire year and for the period from August 15, 1994 through December 31, 1994 for 1994. The Company acquired certain assets of a computer training school and all the issued and outstanding shares of stock of a computer training franchising company on August 15, 1994. The Company entered the technology training and education market with these acquisitions.

(3) Net income per share of Common Stock is computed based on the weighted average number of common shares outstanding during the year as adjusted for stock repurchases in 1992 and 1993. Inclusion of the incremental shares applicable to outstanding stock options in the computation would have no material effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and "SELECTED CONSOLIDATED FINANCIAL DATA" included elsewhere in this report.

GENERAL
-------

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to the sale of Handex Environmental, the Company also operated an environmental remediation business. As a result of the completion of the sale of Handex Environmental, Inc. to ECB, the results of operations for the Company's environmental business segment have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Although the Company operates in a single business segment, its operations are comprised of two distinct business; one operates wholly-owned computer training centers, and the other supplies systems of instruction, sales and management concepts concerning computer training to independent franchisees.

Corporate revenues are defined as revenues from company-owned training centers, initial franchise fees and royalties from franchised operations. Systemwide revenues are defined as total revenues from all centers, both company-owned and franchised. Systemwide revenues are used to gauge the growth rate of the entire New Horizons training network.

Revenues from company-owned training centers operated by New Horizons consist primarily of training fees and fees derived from the sale of courseware material. Cost of revenues consists primarily of instructor costs, rent, utilities, and classroom equipment; courseware development costs; and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance personnel and sales executives.

Revenues for the franchising operation consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights; training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees; and percentage royalty fees received on the gross sales of courseware. Cost of revenues consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, courseware development, accounting and finance support, major account program support, advertising expenses, and franchise sales expenses.

SALE OF ENVIRONMENTAL BUSINESS UNIT AND CHANGE OF CORPORATE NAME

On December 27, 1996, Handex Corporation completed the sale of its environmental business segment to ECB, Inc. ("ECB"), a Florida corporation, and simultaneously changed its name from Handex Corporation to New Horizons Worldwide, Inc.(the "Company" or "New Horizons"). This name change was effected so as to more closely identify with its continuing educational training business, which conducts business under the name New Horizons Computer Learning Centers. Both the transaction and the name change were authorized by stockholders at a Special Meeting of the Stockholders held on December 20, 1996.

DESCRIPTION OF THE TRANSACTION

The Company sold all of the issued and outstanding shares of capital stock of Handex Environmental, Inc., a wholly-owned subsidiary of the Company, to ECB, Inc. Handex Environmental, Inc. was a holding company for several subsidiaries ("Environmental Subsidiaries") which conducted the Company's environmental remediation services.

Under the sale agreement, ECB acquired the stock of the Company's environmental subsidiaries with a net asset value of $10.3 million for $4.6 million in cash, and other consideration, including a promissory note and preferred stock in the amount of $3.7 million and $2.0 million, respectively. Assets of the discontinued segment in excess of $10.3 million, consisting principally of accounts receivable were retained by the Company. The Company incurred a loss on the disposal of the segment of $7.3 million consisting primarily of valuation reserves on the promissory note and the preferred stock in the amount of $2,960,000 and $1,600,000, respectively, a goodwill write-off of $1,785,000 and transaction costs of approximately $966,000. There is no expected tax benefit from this loss.

CONSIDERATION RECEIVED BY THE COMPANY; USE OF PROCEEDS

The Company received aggregate consideration in the face amount of approximately $21,954,000. The consideration received by the Company from ECB consisted of:
(i) $4,600,000 in cash; (ii) a promissory note in the original principal amount of $3,700,000 (subject to adjustment in certain events) due on April 30, 2002 and bearing interest at the rate of 6% per annum; (iii) 2,000 shares of Series A Preferred Stock, stated value $1,000 per share of ECB; (iv) a six-year warrant to acquire 300,000 common shares of ECB at a price of $1.32 per share ("Warrant A"); (v) a six-year Warrant to acquire 85,000 common shares of ECB at a price of $1.60 per share ("Warrant B") (Warrant A and Warrant B are collectively referred to herein as the "Warrants"); and (vi) one-third of the redemption value of a small interest in a joint venture, when paid or available to be paid to ECB. In addition, immediately prior to the closing, the Company received a dividend of cash, accounts receivable and other assets owned by the Environmental Subsidiaries having a book value of $11,654,000 at December 27, 1996.

The face amount of the non-cash consideration received the by the Company (excluding the Warrants) was $5.7 million. However, because ECB is a newly organized entity with no history of prior operations, and because of the significant amount of indebtedness that ECB incurred in connection with the transaction, the Company established a valuation reserve with respect to the non-cash consideration in the amount of $4.6 million. In addition, neither the warrants nor the interest in the joint venture were given any value in determining the loss on the disposal of the environmental business or for balance sheet presentation purposes.

The Company intends to use the cash proceeds from the sale to provide working capital to finance the development and continued expansion of its educational business segment, fund potential acquisitions, if any, and for other general corporate purposes.

As a result of the divestiture and discontinuance of its environmental business, the Company incurred certain operating and transaction costs. Included in the 1996 financial statements is the loss on discontinued operations of $7,433,000, which consists primarily of the write-off of goodwill, operating losses, transaction costs, and valuation reserves. The charge was taken in the third quarter of 1996 and there is no expected Federal income tax benefit from the loss on the disposal of the environmental segment.

For a more detailed description of the transaction, see the Company's Proxy Statement dated December 3, 1996, and the appendices thereto and information incorporated by reference therein.

RESULTS OF OPERATIONS  1996 VERSUS 1995
---------------------  ----------------

REVENUES OF CONTINUING OPERATIONS

Revenues for 1996 increased $17,536,000 to $41,269,000 or 73.9% over the $23,733,000 realized in 1995. Revenues include revenues from company-owned locations, initial franchise fees and royalties from franchise operations. The increase in revenues was attributable to growth in each revenue category reported by the Company. Revenues at Company-owned locations and from its franchising operations for 1996 were significantly higher compared with 1995.

Revenues at company-owned centers increased 68.2% to $31,425,000 from $18,686,000 in 1995. The increase was primarily attributable to a 46.2% growth in revenues at company-owned centers open over one year, which was due to more effective use of physical facilities and the addition of classrooms. In addition, the increase was partially attributable to the opening of a company-owned training center in Los Angeles during the first quarter of 1996, and the inclusion of the results of the Cleveland training center which the Company began consolidating effective the beginning of fiscal 1996 when the Company assumed full control of its operations.

In the Company's franchising operation, initial franchise fees increased 88.6% to $1,270,000 from $674,000 in 1995. The increase was due primarily to the greater number of franchises sold in 1996 versus 1995. Franchise royalty fees for 1996 were $8,574,000, up 96% over the 1995 total of $4,374,000. The increase was principally due to a 65.8% revenue increase at locations open more than one year and the addition of 41 franchise locations during the year. At the end of 1996, there were 147 franchise locations in operation, up 38.7% over the 106 in operation at the end of 1995. One hundred three locations operate in the United States while 44 operate in 23 countries around the world.

Systemwide revenues, which are defined as revenues from all centers, both company-owned and franchised, increased to $192 million at the end of 1996, up 86% from $103 million in 1995.

COST OF REVENUES OF CONTINUING OPERATIONS

Cost of revenues increased $7,436,000 or 56.5% for 1996 compared to 1995. As a percentage of revenues, cost of revenues declined to 49.9% for 1996 from 55.5% for 1995. Cost of revenues includes direct training costs, such as instructor payroll and benefits, facilities rent, cost of computer equipment, courseware development, and other training delivery costs.

For 1996 the increase in cost of revenues was due primarily to higher training, courseware and depreciation/amortization expenses, costs associated with the opening of the Company's new company-owned training center in Los Angeles, and costs associated with the Cleveland operations. The decrease in cost of revenues as a percentage of revenues was primarily due to improved absorption of fixed costs and increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF CONTINUING OPERATIONS

Selling, general and administrative expenses increased $7,305,000 or 62.1% for 1996 compared to 1995. As a percentage of revenues, selling, general and administrative expenses declined to 46.2% for 1996 from 49.5% for 1995. The increase in absolute dollars for selling, general and administrative expenses was due primarily to growth in spending in the areas of sales and marketing (creation of a marketing department), national advertising, the implementation of the major accounts program, expansion of support for the technical training business, and expenses associated with the Los Angeles and Cleveland operations. The decrease in selling, general and administrative expense as a percentage of revenues was principally due to the significant growth in revenues.

Selling, general and administrative expenses for 1995 include a provision for an investment loss and an asset write-off in the aggregate of $812,000. In
February 1995, the Company acquired a minority interest in a limited liability company by contributing the assets of its Cleveland operations and cash. In the third quarter of 1995, an affiliate of the venture's majority member filed for bankruptcy and the Company assumed management of the center. The Company has provided for the loss on the joint venture in the amount of $650,000. Operating results of this operation have been consolidated with the Company's continuing operations since January 1996.

In addition, the Company wrote off the unamortized developmental costs of a software program which had been in development prior to its acquisition by the Company in August 1994. The write-off amounted to $161,748.

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

Operating income for 1996 rose to $1,607,000 from a loss of $1,188,000 incurred in 1995. As a percentage of revenues, operating income was 3.9% compared to a loss of 5.0% in 1995. The increase in operating income for 1996 in absolute dollars and as a percentage of revenues was due principally to a significant growth in company-owned and franchising revenues.

INTEREST INCOME (EXPENSE) FROM CONTINUING OPERATIONS

Interest income for 1996, decreased $20,000 or 8.6% to $211,000 compared with $231,000 in 1995. As a percentage of revenues, interest income declined to 0.5% for 1996 from 1.0% for 1995. The decline in interest income in absolute dollars was due mainly to the utilization of cash reserves to satisfy the working capital needs of the discontinued environmental segment early in 1996. The decline in interest income as a percentage of revenues was primarily due to the growth in revenues.

Interest expense increased $251,000 to $351,000 for 1996 or 250.0% compared to 1995. As a percentage of revenues, interest expense rose to 0.9% from 0.4% in 1995. The rise in interest expense, both in absolute dollars and as a percentage of revenues, was due mainly to purchases of equipment under capital lease arrangements.

INCOME TAXES OF CONTINUING OPERATIONS

The provision for income taxes as a percentage of income before income taxes was 45.6% for 1996 compared with a provision for income tax benefit of 41.6% for 1995.

NET INCOME (LOSS) OF CONTINUING OPERATIONS

Net income for 1996 was $798,000 compared to a net loss of $617,000 for 1995. Included in the 1995 results were provisions for a loss on an investment and an asset write-off in the aggregate of $812,000 pretax.

RESULTS OF OPERATIONS  1995 VERSUS 1994
---------------------  ----------------

REVENUES OF CONTINUING OPERATIONS

Revenues for 1995 increased $17,744,000 to $23,733,000 or 296.3% over the
$5,989,000 realized in 1994. 1994 revenues covered the period August 15, 1995 through December 31, 1994. The Company acquired the New Horizons operations effective August 15, 1994. The increase in revenues was attributable to growth in each revenue category reported by the Company. Revenues at company-owned locations and from its franchising operations for 1995 were significantly higher compared with 1994.

Revenues at company-owned centers increased 285.3% to $18,686,000 from $4,850,000 (1994 revenues were for the period August 15, 1994 through December 31, 1994) in 1994. The increase was attributable to growth at the Company's principal company-owned location in Santa Ana, California, and revenue contributions from the company-owned Chicago (October 1994) and New York (February 1995) training centers, both of which were acquired from franchisees as part of the Company's strategy to own and operate training centers in major domestic metropolitan markets.

In the Company's franchising operation, initial franchise fees increased 201.7% to $674,000 from $223,000 in 1994. The increase was due to the greater number of franchises sold in 1995 versus 1994. Franchise royalty fees for 1995 were $4,374,000, up 377.5% over the 1994 total of $916,000. The increase was principally due to increased revenues at locations open over one year and the addition of 36 franchise locations during the year. At the end of 1995, there were 106 franchise locations in operation, up 51.4% over the 70 in operation at the end of 1994. Seventy-seven of the locations operated in the United States while 29 operated internationally.

Systemwide revenues, which are defined as revenues from all centers both company-owned and franchised, increased to $103 million at the end of 1995, up 98% from $52 million in 1994.

COST OF REVENUES  OF CONTINUING OPERATIONS

The Company's cost of revenues increased $9,895,000 or 302.6% in 1995 compared to 1994 (August 15, 1994 to December 31, 1994). As a percentage of revenues, cost of revenues increased to 55.5% in 1995 from 54.6% in 1994.

The increase in absolute dollars for cost of revenues was due primarily to the 1994 period consisting of four and one-half months compared to a full year for 1995. The increase in cost of revenues as a percentage of revenues was due primarily to higher personnel and facilities costs and higher costs relative to revenues associated with New Horizons' start-up operations in Chicago and New York.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF CONTINUING OPERATIONS

The Company's selling, general and administrative expenses increased $8,944,000 or 317.9% in 1995 compared to 1994 (four and one-half month period). As a percentage of revenues, the Company's selling, general and administrative expenses increased to 49.5% in 1995, from 44.8% in 1994. The increase in the Company's selling, general and administrative expenses was primarily due to lower revenues associated with its start-up operations in Chicago and New York. In the third quarter of 1995, the Company recognized pretax charges totaling $812,000 or 3.4% of revenues. See discussion of this charge in the section on Selling, General and Administrative Expenses for continuing operations for 1996 versus 1995.

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

In 1995, the Company suffered an operating loss of $1,188,000, an increase of $1,095,00 from the $93,000 loss suffered in 1994. The increased loss was due principally from the provision for a loss in a joint venture and an asset write-off which totaled $812,000 pretax. In addition, there were facilities and employee-related expenses and lower operating income relative to revenues associated with the franchise conversions in Chicago and New York.

INTEREST INCOME (EXPENSE) OF CONTINUING OPERATIONS

Interest income for 1995 increased $151,000 or 191.0% to $231,000 compared with $79,000 in 1994. As a percentage of revenues, interest income declined to 1.0% for 1995 from 1.3% for 1994.

Interest expense increased $64,000 to $100,000 for 1995 or 180.0% compared to 1994. As a percentage of revenues, interest expense declined to 0.4% from 0.6% in 1994. The rise in interest expenses, in absolute dollars, was due mainly to purchases of equipment under capital lease arrangements. The decline in interest expense as a percentage of revenues was due mainly to the significant increase in revenues.

INCOME TAXES OF CONTINUING OPERATIONS

The provision for income tax benefit as a percentage of income before income taxes was 41.6% for 1995 compared with a provision for income tax benefit of 68.7% for 1994. The decline in the provision for income tax benefits was due primarily to a lower proportion of tax-free interest income as a percentage of operating loss in 1995 compared to 1994.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS.

The net loss for 1995 was $617,000 compared to a net loss of $15,000 for 1994. Included in the 1995 results was a pretax charge of $812,000 associated with a loss on an investment and an asset write-off.

DISCONTINUED OPERATIONS
-----------------------

RESULTS OF DISCONTINUED OPERATIONS 1996 VERSUS 1995, AND 1995 VERSUS 1994

As a result of the sale of the environmental business, the Company incurred a third quarter non-cash, after tax charge of $7.3 million, or $1.06 per share. This charge, representing a loss on the disposal of discontinued operations, consists primarily of the write-off of goodwill which approximated $1.8 million, transaction costs which approximated $966,000 and valuation reserves that totaled about $4.6 million. An operating loss from discontinued operations of $130,000, or $0.02 per share combined with the loss on disposal, resulted in a full year 1996 loss from discontinued operations of $7.4 million or $1.08 per share. In combining continued and discontinued operations, the Company reported a 1996 net loss of $6.6 million or $0.96 per share compared with prior year loss of $193,000 or $0.03 per share.

Earnings from discontinued operations for 1995 were $424,000 or $0.06 per share; for 1994, discontinued operations earned $2,347,000 or $0.34 per share. The reduction in earnings, for the discontinued operations for the period 1994 to 1996, was a result of increased competition, changes in regulations, and increased cost consciousness on the part of customers.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 28, 1996, the Company's current ratio was 2.7 to 1, working capital was $22,830,000 and its cash, cash equivalents and short term investments totaled over $11,711,000. Working capital as of December 28, 1996, reflected a decrease of $6,068,000 from $28,898,000 as of December 30, 1995. The decrease was due principally to the loss on the disposal of the environmental business.

On December 30, 1996, the Company received cash proceeds from the sale of the environmental business of $4,600,000. These funds were received from the purchasers of the environmental business after the close of the 1996 fiscal year. The receivable from ECB is presented as part of "Other Current Assets" on the December 28, 1996 balance sheet.

In addition, the Company as part of the sale transaction of the environmental business, retained over $9,300,000 in net accounts receivable. The Company expects the majority of the retained accounts receivables to be converted to cash by the end of the third quarter of 1997. Approximately $3,500,000 of the retained receivables are due from the State of Florida's Inland Protection Trust Fund. The payment terms for these receivables is dependent on the State's funding position and can take from 13 months to over two years to be paid.

In a separate transaction, closed on March 6, 1997, the Company received cash consideration of $2,600,000 in return for releasing the franchise obligations of an owner of four New Horizons franchises in New York State.

The Company presently intends to use the proceeds from both transactions, and the cash collected from the retained accounts receivable, to support the expansion of the educational business.

The Company currently maintains two credit facilities with a commercial bank providing aggregate availability of $2.5 million. Amounts outstanding under these facilities bear variable interest rates. The facilities are designed to support capital equipment and working capital needs. The facilities expire June 1997. There were no outstanding balances under these facilities as of December 28, 1996. A credit facility maintained for the Company's divested environmental business was terminated during the fourth quarter of 1996.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of state-of-the-art computer equipment, software and training facilities. During 1996, New Horizons spent approximately $5,083,000 on capital items. Capital expenditures for 1997 are expected to total $5,000,000.

Management believes that its current working capital position, cash flows from operations, cash collected from retained accounts receivable, along with its credit facilities, will be adequate to support its current and anticipated capital expenditures and its strategies to grow its computer education and training business.

IMPACT OF INFLATION
-------------------

Inflation has not had a significant impact on the Company's historical operations.

IMPACTS OF ACCOUNTING PRONOUNCEMENTS
------------------------------------

The Company's management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

All applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1996 and prior years' financial statements have been adopted by the Company. The Company believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

The Company applies APB Option No. 25, Accounting for Stock Issued to Employees, in accounting for stocks issued under its Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, its net income would have been reduced by an immaterial amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 24 to 44 contain the Financial Statements and supplementary data specified for Item * of Part II of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                          NEW HORIZONS WORLDWIDE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 28, 1996


                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT AUDITORS                                         F-2

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   F-3
         Consolidated Statements of Operations                         F-4
         Consolidated Statements of Stockholders' Equity               F-5
         Consolidated Statements of Cash Flows                         F-6
         Notes to Consolidated Financial Statements                 F-8 - F-16

SCHEDULES

         Schedule II Valuation and Qualifying
         Accounts and Revenues                                         21

All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
New Horizons Worldwide, Inc.:


We have audited the consolidated financial statements of New Horizons Worldwide, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 28, 1996, and December 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG PEAT MARWICK LLP
-------------------------
KPMG Peat Marwick LLP

Cleveland, Ohio
February 14, 1997




                           CONSOLIDATED BALANCE SHEETS

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                     DECEMBER 28, 1996 AND DECEMBER 30, 1995


ASSETS                                                                          1996           1995
------                                                                      ------------   ------------
Current assets:
     Cash and cash equivalents                                              $11,410,868    $ 3,652,408
     Marketable securities (note 1d)                                            300,000      2,775,000
     Accounts receivable, less allowance for doubtful accounts of
         $1,610,854 in 1995 and $981,745 in 1995 (note 3)                    17,703,228     15,973,657
     Inventories                                                                606,453        352,196
     Prepaid expenses                                                           538,809        375,494
     Refundable income tax                                                           --        464,603
     Deferred income tax assets (note 4)                                        825,329        781,251
     Other current assets (note 5)                                            5,032,769        166,170
     Net assets of discontinued operations                                           --     10,335,268
                                                                            -----------    -----------
         Total current assets                                                36,417,456     34,876,047
                                                                            -----------    -----------

Property, plant and equipment, at cost: (note 2)
     Leasehold improvements                                                   1,470,707        661,775
     Equipment                                                                7,413,307      3,585,406
     Furniture and fixtures                                                   1,847,143        852,890
                                                                            -----------    -----------
                                                                             10,731,157      5,100,071
Less accumulated depreciation and amortization                               (3,926,383)    (1,355,100)
                                                                            -----------    -----------
     Net property, plant and equipment                                        6,804,774      3,744,971
Excess of cost over net assets of acquired companies, net of accumulated
     amortization of $868,143 in 1996 and $842,095 in 1995                   13,920,041     16,121,258
Cash surrender value of life insurance (note 5)                                 674,350        909,839
Other assets (note 5)                                                         2,655,761        824,910
                                                                            -----------    -----------
                                                                            $60,472,382    $56,477,025
                                                                            ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
     Current installments of long-term obligations (note 2)                 $ 1,449,052    $   447,227
     Accounts payable                                                         4,614,466        905,923
     Income taxes payable                                                        96,145             --
     Other current liabilities (note 6)                                       7,427,813      4,624,825
                                                                            -----------    -----------
         Total current liabilities                                           13,587,476      5,977,975
Long-term obligations, excluding current installments (note 2)                2,329,672        649,941

Deferred income tax liability (note 4)                                          798,215        420,815

Stockholders' equity:
     Preferred stock without par value, 2,000,000 shares authorized, no
         shares issued                                                               --             --
     Common stock, $.01 par value, 15,000,000 shares authorized; issued,
           7,163,660 shares in 1996 and 7,050,212 shares in 1995                 71,637         70,502
     Additional paid in capital                                              25,312,279     24,349,542
     Retained Earnings                                                       19,671,228     26,306,375
     Treasury stock at cost - 185,000 shares in 1996 and 1995                (1,298,125)    (1,298,125)
                                                                            -----------    -----------
         Total stockholders' equity                                          43,757,019     49,428,294
Commitments and contingencies (notes 9 and 13)                                       --             --
                                                                            -----------    -----------
                                                                            $60,472,382    $56,477,025
                                                                            ===========    ===========

           See accompanying notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994


                                                             1996           1995          1994
                                                         -----------    -----------    ----------
Revenues
     Franchising
         Franchise fees                                  $ 1,270,500    $   673,588    $  223,275
         Royalties                                         8,573,968      4,373,883       915,960
                                                         -----------    -----------    ----------
         Total franchising revenues                        9,844,468      5,047,471     1,139,235
     Company-owned training centers                       31,425,027     18,685,737     4,849,899
                                                         -----------    -----------    ----------
         Total revenues                                   41,269,495     23,733,208     5,989,134
Cost of revenues                                          20,599,592     13,164,000     3,269,495
Selling, general and administrative expenses              19,062,680     11,757,631     2,813,454
                                                         -----------    -----------    ----------
Operating income (loss)                                    1,607,223     (1,188,423)      (93,815)
Interest income (expense), net                              (140,347)       130,595        43,520
                                                         -----------    -----------    ----------
Income (loss) from continuing operations
    before income taxes                                    1,466,876     (1,057,828)      (50,295)
Provision for income taxes (benefits) (note 4)               668,982       (440,474)      (34,560)
                                                         -----------    -----------    ----------
Income (loss) from continuing operations                     797,894       (617,354)      (15,735)
Income (loss) from discontinued operations
    Less applicable income taxes of $84,583,
    $509,983 and $1,569,357 for 1996, 1995
    and 1994, respectively                                  (130,041)       424,313     2,346,777
    Loss on disposal of discontinued operations           (7,303,000)            --            --
                                                         -----------    -----------    ----------
    Income (loss) from discontinued operations            (7,433,041)       424,313     2,346,777
                                                         -----------    -----------    ----------
Net income (loss)                                        $(6,635,147)   $  (193,041)   $2,331,042
                                                         ===========    ===========    ==========

Income (loss) per share from continuing
     operations (Note 1)                                        0.12    $     (0.09)   $       --
Income (loss) per share from discontinued operations     $     (1.08)   $      0.06    $     0.34
                                                         -----------    -----------    ----------
Net income (loss) per share                              $     (0.96)   $     (0.03)   $     0.34
                                                         ===========    ===========    ==========

           See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                             ADDITIONAL
                                                          COMMON STOCK         PAID-IN       RETAINED      TREASURY    STOCKHOLDERS'
                                                        SHARES     AMOUNT      CAPITAL       EARNINGS       STOCK          EQUITY
                                                       ---------   -------   ------------  -----------   -----------   ------------

BALANCE AT JANUARY 1, 1994                             6,855,212   $70,402   $24,119,669   $24,168,374   $(1,298,125)  $47,060,320

Issuance of Common Stock for stock options                10,000       100        64,900            --            --        65,000

Income tax benefit from the exercise of stock options         --        --         1,997            --            --         1,997

Issuance of warrants on Common Stoc                           --        --       179,000            --            --       179,000

Net income, year ended December 31, 1994                      --        --            --     2,331,042            --     2,331,042
                                                       ---------   -------   -----------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 1994                           6,865,212    70,502    24,365,566    26,499,416    (1,298,125)   49,637,359

Registration expense for warrants  issued in 1994             --        --       (16,024)           --            --       (16,024)

Net loss, year ended December 30, 1995                        --        --            --      (193,041)           --      (193,041)
                                                       ---------   -------   -----------   -----------   -----------   -----------

BALANCE AT DECEMBER 30, 1995                           6,865,212    70,502    24,349,542    26,306,375    (1,298,125)   49,428,294

Issuance of Common Stock for stock options               113,448     1,135       742,094            --            --       743,229

Income tax benefit from the exercise of stock options         --        --       224,243            --            --       224,243

Registration expense for warrants issued in 1994              --        --        (3,600)           --            --        (3,600)

Net loss, year ended December 28, 1996                        --        --            --    (6,635,147)           --    (6,635,147)
                                                       ---------   -------   -----------    ----------   -----------   -----------

BALANCE AT DECEMBER 28, 1996                           6,978,660   $71,637   $25,312,279   $19,671,228   $(1,298,125)  $43,757,019
                                                       =========   =======   ===========   ===========   ===========   ===========

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                   1996           1995           1994
                                                               ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $(6,635,147)   $  (193,041)   $  2,331,042
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                               2,863,405      1,724,023         325,271
     Loss on equipment/software write-off                           44,519        161,748              --
     Deferred  income taxes                                         16,768         40,601         (12,483)
     Cash provided (used) from the change in:
         Accounts receivable                                    (1,547,077)       (88,061)     (4,764,413)
         Inventories                                              (236,863)      (198,424)        (51,979)
         Prepaid expenses and other current assets                (429,914)      (259,793)        163,691
         Other assets                                             (389,797)      (500,619)        140,686
         Accounts payable                                        3,459,559        426,270         182,320
         Accrued expenses                                        2,555,357      2,218,028         232,814
         Income tax payable/refundable                             739,862        (83,949)       (658,429)
         Non-cash charges and working capital changes
           from discontinued operations                          7,767,991      1,552,022       2,382,922
                                                               -----------    -----------    ------------
               Net cash provided by operating
               activities                                        8,208,663      4,798,805         271,442
                                                               -----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                  --     (5,775,000)    (17,855,000)
     Redemption of marketable securities                         2,475,000      6,940,000      37,010,000
     Additions to property, plant and equipment:
         Continuing operations                                  (4,943,098)    (2,688,458)     (1,194,214)
         Discontinued operations                                (1,010,213)    (1,500,578)     (2,282,024)
     Cash paid for acquired companies, net of cash acquired:
         Continuing operations                                     (56,403)      (500,327)    (14,531,722)
         Discontinued operations                                        --       (368,262)             --
                                                               -----------    -----------    ------------
              Net cash (used in) provided by investing
              activities                                        (3,534,714)    (3,892,625)      1,147,040
                                                               -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                        743,229             --          65,000
     Proceeds from debt obligations                              3,412,734        766,992         556,030
     Principal payments on debt obligations                     (1,067,852)      (714,171)       (153,960)
     Other                                                          (3,600)       (16,024)             --
                                                               -----------    -----------    ------------
         Net cash provided in financing activities               3,084,511         36,797         467,070
                                                               -----------    -----------    ------------

Net increase in cash and  cash equivalents                       7,758,460        942,977       1,885,552
Cash and cash equivalents at beginning of period                 3,652,408      2,709,431         823,879
                                                               -----------    -----------    ------------
Cash and cash equivalents at end of  period                    $11,410,868    $ 3,652,408    $  2,709,431
                                                               ===========    ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash was paid for:
         Interest                                              $   351,325    $   104,460    $     37,042
                                                               ===========    ===========    ============
         Income taxes                                          $   287,465    $   568,650    $  2,144,135
                                                               ===========    ===========    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1995, the Company acquired certain assets of New Horizons' New York franchise and a Florida based environmental concern for an aggregate cash price and related expenses of approximately $830,000. There were no liabilities assumed in either acquisition.

In August 1994, the Company acquired certain assets and liabilities of a computer training school and all the issued and outstanding shares of stock of a computer training franchising company at an aggregate cash price of $14,000,000 and related cash expenses of approximately $600,000 and non-cash expense of $179,000. The non-cash expense represents the excess of the fair market value over the issue price on warrants on 40,000 shares of the Company's Common Stock. Liabilities assumed totaled $2,446,000.

           See accompanying notes to consolidated financial statements

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           December 28, 1996, December 30, 1995 and December 31, 1994


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         (a)  NATURE OF OPERATIONS

              On December 27, 1996, the Company completed a transaction to sell its environmental business, and simultaneously changed its name from Handex Corporation to New Horizons Worldwide, Inc., to more closely identify with its continuing educational training business. As a result of the transaction, the Company's educational business is its sole business and the Company no longer owns the environmental business. New Horizons Worldwide, Inc., the surviving company remains a public company, trading under the symbol "NEWH" on NASDAQ.

              The net assets and results of operations of Handex Environmental, Inc., have been reflected as discontinued operations in the accompanying consolidated financial statements through December 28, 1996.

              Effective with the sale of the environmental segment on December 27, 1996, the Company operates in one industry, education and training. The Company's training centers provide application software and technical certification training to a wide range of employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. As of December 28, 1996, the Company and its franchisees delivered training in seven company-owned and 147 franchised locations in 24 countries around the world.

         (b)  BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of New Horizons Worldwide, Inc., and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

         (c)  REVENUE RECOGNITION

              Revenues for training services are recognized as training is provided. Training for applications software typically lasts one day while training for technical certification lasts from three to five days. Revenues for longer-term instruction are recognized pro-rata over the term of the course. Franchise royalty fees are recognized in the month earned. Initial franchise fees are recognized when the Company has supplied substantially all of the services and met all of the conditions of the sale of the franchise rights.

         (d)  MARKETABLE SECURITIES

              Funds retained for future use in the business are temporarily invested in tax-exempt bonds and municipal funds.

              Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in debt and Securities" ("SFAS 115"). SFAS 115 requires the accounting for certain investments in debt and equity securities based on certain specific guidelines. The Company's investments are presented at their aggregate face value. Amounts paid over face value are amortized through maturity. Unamortized premiums amounted to $2,707 and are included in other current assets. As of December 28, 1996 and December 30, 1995, the Company's security portfolio had aggregate fair market values of $300,000 and $2,775,000, respectively. There were no unrealized gains or losses as of December 28, 1996. There were also no gains or losses realized from the redemption of securities during the year.

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

              Depreciation is provided over the estimated useful lives of the respective assets, using the straight line method as follows:

                          Equipment                          3 to 5 years
                          Furniture and fixtures             5 to 10 years
                          Leasehold Improvements             Term of lease

         (g)  INCOME TAXES

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

              When options granted under the Company's stock option plans are exercised, the Company receives a tax deduction related to the difference between the market value of its Common Stock at the date of exercise and the sum of the exercise price and any compensation expense recognized for financial reporting purposes. The tax benefit resulting from this tax deduction is reflected as a decrease in the Company's income tax liability and an increase to additional paid-in capital.

         (h)  EXCESS OF COST OVER NET ASSETS ACQUIRED

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

              In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard release requires the Company to review long-lived assets and certain identifiable intangibles to be held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 1996 the impact of the adoption of FASB 121 was immaterial to the Company's consolidated statement of operations.

         (j)  CASH AND CASH EQUIVALENTS

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

              The average number of shares outstanding used in determining net income per share was 6,881,604 in 1996, 6,865,212 in 1995, and
              6,863,069 in 1994.

         (l)  USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (m)  RECLASSIFICATION

              Certain items on the 1995 and 1994 consolidated balance sheets, statements of operations and cash flows have been reclassified to conform to the 1996 presentation.

2.       LONG-TERM OBLIGATIONS
         ---------------------

         The Company's debt and capital lease obligations are as follows:

                                                                         1996           1995
                                                                     -----------    -----------
Note payable to bank at 9.99% interest rate, payable in monthly
installments of $9,306, secured by certain assets of the Company     $    70,532    $   170,421
                                                                     -----------    -----------
Amounts due under non-cancelable leases accounted for as capital leases. These leases have effective interest rates ranging from
8.5% to 14.6% per annum                                                4,561,621      1,101,655

Amount of capital leases representing interest                          (853,429)      (174,908)
                                                                     -----------    -----------

   Present value of minimum lease payments                             3,708,192        926,747
                                                                     -----------    -----------

Less: Current portion of notes payable and lease obligations           1,449,052        447,227
                                                                     -----------    -----------

                                                                     $ 2,329,672    $   649,941
                                                                     ===========    ===========

    The following is a summary of future payments required under the above obligations:

                                               DEBT          LEASE
                                              -------      ----------

          1997                                $70,532      $1,905,308
          1998                                     --       1,573,213
          1999                                     --         900,418
          2000                                     --         159,275
          2001                                     --          23,407
          2002 and after                           --              --

    Included in the Company's property and equipment are equipment and leasehold improvements under capital leases amounting to $5,327,936, net of accumulated amortization of $1,626,909.

    The Company currently maintains two credit facilities with a commercial bank providing aggregate availability of $2.5 million. Amounts outstanding under these facilities bear variable interest rates. The facilities are designed to support capital equipment and working capital needs. The facilities expire June 1997. There was no outstanding balance under these facilities as of December 28, 1996. A credit facility maintained for the Company's divested environmental business was terminated during the fourth quarter of 1996.

3.  BUSINESS AND CREDIT CONCENTRATION
    ---------------------------------

    The Company has no individual customer which accounts for 10% or more of its operating revenues for 1996 and 1995.

4.  INCOME TAXES
    ------------

    Income tax expense for the periods below differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax income as a result of the following:

                                                    1996         1995         1994
                                                 ---------    ---------    ---------

Computed "expected" tax expense (benefit)        $498,738     $(359,662)   $(17,100)
Amortization of excess of cost over net
     assets acquired                               14,700        14,700       5,500
State and local tax expense (benefit), net
     of Federal income tax effect                  88,900       (61,300)     (2,100)
Foreign income tax                                128,456        36,740       6,351
Interest income from tax-free investments         (71,700)      (64,200)    (27,000)
Other                                               9,888        (6,752)       (211)
                                                 --------     ---------    --------
Income tax expense                               $668,982     $(440,474)   $(34,560)
                                                 ========     =========    ========
Effective rates                                      45.6%        (41.6)%     (68.7)%
                                                 ========     =========    ========


                                                   1996         1995         1994
                                                 --------     ---------    --------
Income tax expense consists of:
     Federal
       Current                                   $389,056     $(425,010)   $(25,255)
       Deferred                                    16,768        40,601     (12,483)
     State and local                              134,702       (92,805)     (3,173)
     Foreign                                      128,456        36,740       6,351
                                                 --------     ---------    --------
                                                 $668,982     $(440,474)   $(34,560)
                                                 ========     =========    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 1996 and December 30, 1995, are presented below:

                                                          1996        1995
                                                        --------    --------
Deferred tax assets:
     Accounts receivable, principally due to            $186,994    $392,698
       allowance for doubtful accounts
     Reserve for uninsured losses and litigation         564,925     232,064
     Accrued expenses                                    141,085      33,688
     Loss on joint venture                                    --     260,000
                                                        --------    --------
     Total gross deferred tax assets                     893,004     918,450
     Less valuation allowance                                 --          --
                                                        --------    --------
     Net deferred tax assets                             893,004     918,450
                                                        ========    ========

Deferred tax liability:
     Property, plant and equipment, principally          275,736     112,513
        due to differences in depreciation
     Excess of cost over net assets of
        acquired company                                 522,479     308,302
     Loss on join venture                                 22,790          --
     Other                                                44,885     137,199
                                                        --------    --------
     Deferred tax liability                              865,890     558,014
                                                        --------    --------
     Net deferred tax asset                             $ 27,114    $360,436
                                                        ========    ========

    There is no valuation allowance required at December 28, 1996 and December 30, 1995 as management believes it is more likely than not that the Company will generate sufficient future taxable income to fully utilize the net deferred tax assets.

5.  OTHER CURRENT ASSETS/OTHER ASSETS

    a.   NOTES RECEIVABLE FROM OFFICERS

         Included in other current assets and other assets are notes receivable from certain officers of the Company in the aggregate amount of $809,381. One of the notes is payable on or before September 30, 1997 and is fully secured by a mortgage on real estate to which the loan proceeds were applied; the others are demand notes secured by the proceeds from certain life insurance policies.

    b.   CASH PROCEEDS FROM SALE OF ENVIRONMENTAL BUSINESS

         Other current assets includes a receivable for the cash proceeds from the sale of the environmental segment. The $4,600,000 was received December 30, 1996.

    c.   NON-CASH PROCEEDS OF SALE OF ENVIRONMENTAL BUSINESS

         Other assets also include non-cash proceeds from the sale of the environmental segment consisting of a note receivable in the amount of $3,700,000 and preferred stock in ECB, Inc. in the amount of $2,000,000; net of a valuation reserve of $4,560,000.

6.  OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                        1996          1995
                                                     ----------    ----------

    Deferred revenues                                $1,964,962    $1,547,455
    Accounts payable to franchisees                   1,454,089       430,383
    Accrued expenses in connection with the
      disposition of the environmental segment          710,644            --
    Salaries, wages and commissions payable             922,923       623,580
    Allowance for litigation expenses                   430,000       330,000
    Allowance for uninsured claims                      258,390       250,161
    Deferred rent payable                               243,096       249,832
    Other                                             1,443,709     1,193,414
                                                     ----------    ----------
                                                     $7,427,813    $4,624,825
                                                     ==========    ==========

7.       EMPLOYEE SAVINGS PLAN
         ---------------------

         The Company established a 401(k) Profit Sharing Trust and Plan in which employees not currently covered by a collective bargaining agreement are eligible to participate. None of the Company's employees is currently covered by a collective bargaining agreement. The plan was established in 1995 and is non-contributory.

8.       STOCK OPTION PLAN
         -----------------

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

         The following table summarizes all transactions during 1996 and 1995 under the Stock Option Plans.

                                                                  1996             1995
                                                               ----------       ----------
Options outstanding at beginning of year (number of shares):
     Key employees                                                 713,739         723,900
     Outside directors                                              24,750          24,750
Options granted (number of shares):
     Key employees                                                      --          30,739
     Outside directors                                                  --              --
Average grant price:
     Key employees                                             $        --      $     6.00
     Outside directors                                         $        --      $       --
Options exercised (number of shares):
     Key employees                                                 113,448              --
     Outside directors                                                  --              --
Average exercise price:
     Key employees                                             $      6.55      $       --
     Outside directors                                         $        --      $       --
Options canceled (number of shares):
     Key employees                                                   5,400           40,900
     Outside directors                                                  --               --
Options outstanding at end of year (number of shares):
     Key employees                                                 594,891          713,739
     Outside directors                                              24,750           24,750
Option price range:
     Key employees                                             $6.00 - $ 9.00    5.80 - $ 9.00
     Outside directors                                         $ .50 - $11.20   $6.50 - $11.20
Options exercisable (number of shares):
     Key employees                                                 429,891          399,500
     Outside directors                                              24,750           24,750
Aggregate price of exercisable options
     Key employees                                             $ 3,242,211      $ 2,891,810
     Outside directors                                         $   230,200      $   230,200

Options available for future grants (number of shares):
     Key employees                                                 280,961          270,761
     Outside directors                                              46,250           46,250

                                      F-13

         The Company applies APB Option No. 25, Accounting for Stock Issued to Employees, in accounting for stocks issued under its Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, its net income would have been reduced by an immaterial amount.

9.       LEASES
         ------

         The Company, is obligated under operating leases primarily for office space and training facilities, with rental arrangements for various periods of time ending through 2006. These leases provide for minimum fixed rents for the following fiscal years as follows: 1997, $2,038,143; 1998, $2,210,035; 1999, $2,204,321; 2000, $2,204,321; 2001,
         $1,853,223; and 2002 and after, $6,835,956. Rent expense was
         $1,760,764, $1,051,391, and $190,908, during the years ended December
         28, 1996, December 30, 1995, and December 31, 1994, respectively.

10.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         ------------------------------------

         Summarized quarterly financial data for 1996 and 1995 for continuing and discontinued operations are as follows (in thousands except per share data):


                                                        FIRST     SECOND    THIRD     FOURTH
                            1996                       QUARTER   QUARTER   QUARTER    QUARTER
                            ----                       -------   -------   --------   -------
Revenues
     Franchising
         Franchise fees                                $  568    $   245   $   155    $   303
         Royalties                                      1,794      2,089     2,225      2,465
                                                       ------    -------   -------    -------
         Total franchising revenues                     2,362      2,334     2,380      2,768
     Company-owned training centers                     6,732      7,667     8,104      8,923
                                                       ------    -------   -------    -------
         Total revenues                                 9,094     10,001    10,484     11,691
Cost of revenues                                        4,405      4,978     5,231      5,985
Selling, general and administrative expenses            4,072      4,898     4,763      5,331
                                                       ------    -------   -------    -------
Operating income                                          617        125       490        375
Interest income (expense), net                            (15)       (35)      (52)       (37)
                                                       ------    -------   -------    -------
Income from continuing operations before income taxes     602         90       438        338
Provision for income taxes                                292         37       178        162
                                                       ------    -------   -------    -------
Income from continuing operations                         310         53       260        176

Income (loss) from discontinued operations, less
  applicable income taxes (benefits)                     (754)       437       181          5
Loss on disposal of discontinued operations                --         --    (7,303)        --
                                                       ------    -------   -------    -------
Income (loss) from discontinued operations               (754)       437    (7,122)         5
                                                       ------    -------   -------    -------
Net income (loss)                                      $ (444)   $   490   $(6,862)   $   181
                                                       ======    =======   =======    =======

Income per share from continuing operations            $ 0.05    $  0.01   $  0.04    $  0.03
Income (loss) per share from discontinued operations   $(0.12)   $  0.06   $ (1.04)   $  0.00
Net income (loss) per share                            $(0.07)   $  0.07   $ (1.00)   $  0.03


                                                        FIRST    SECOND     THIRD    FOURTH
                            1995                       QUARTER   QUARTER   QUARTER   QUARTER
                            ----                       -------   -------   -------   -------
Revenues
     Franchising
         Franchise fees                                $  209    $  190    $   183   $   91
         Royalties                                        791       941      1,151    1,491
                                                       ------    ------    -------   ------
         Total franchising revenues                     1,000     1,131      1,334    1,582
     Company-owned training centers                     4,136     4,480      4,673    5,397
                                                       ------    ------    -------   ------
         Total revenues                                 5,136     5,611      6,007    6,979
Cost of revenues                                        2,785     3,080      3,358    3,942
Selling, general and administrative expenses            2,441     2,562      3,743    3,010
                                                       ------    ------    -------   ------
Operating income (loss)                                   (90)      (31)    (1,094)      27
Interest income (expense), net                             38        51         29       13
                                                       ------    ------    -------   ------
Income (loss) from continuing operations
  before income taxes                                     (52)       20     (1,065)      40
Provision for income taxes (benefits)                     (45)      (12)      (393)      10
                                                       ------    ------    -------   ------
Income (loss) from continuing operations                   (7)       32       (672)      30
Income (loss) from discontinued operations, less
  applicable income taxes                                 281       303         64     (224)
                                                       ------    ------    -------   ------
Net income (loss)                                      $  274    $  335    $  (608)  $ (194)
                                                       ======    ======    =======   ======

Income (loss) per share from continuing operations     $ 0.00    $ 0.00    $ (0.10)  $ 0.01
Income (loss) per share from discontinued operations   $ 0.04    $ 0.05    $  0.01   $(0.04)
Net income (loss) per share                            $ 0.04    $ 0.05    $ (0.09)  $(0.03)

         The fourth quarter of 1996 reflects a charge totaling $570,000 in discontinued operations to provide for a loss on an environmental contract.

11.      PROVISION FOR LOSS IN A JOINT VENTURE AND ASSET WRITE-OFF
         ---------------------------------------------------------

         In February 1995, the Company acquired a minority interest in a limited liability company by contributing the assets of its Cleveland operations and cash. In the third quarter of 1995, an affiliate of the venture's majority member filed for bankruptcy and the Company assumed management of the center. The Company has provided for the loss on the joint venture in the amount of $650,000. Operating results of this operation have been consolidated with the Company's continuing operations since January 1996.

         In addition, the Company wrote off the unamortized developmental costs of a software program which had been in development prior to its acquisition by the Company in August 1994. The write-off amounted to $161,748.

         These charges combined, all of which were recorded in the third quarter of 1995, totaled $811,748 before income tax benefit and on an after-tax basis, had a $0.07 impact on net income per share.

12.      FINANCIAL INSTRUMENTS
         ---------------------

         The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities is considered to approximate their fair value due to the short maturity of these instruments. Marketable securities are shown at face value which approximates market value.

13.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

14.      DISCONTINUED OPERATIONS
         -----------------------

         On November 4, 1996, the Company signed a definitive agreement to sell its environmental business. The sale was authorized at a Special Meeting of Stockholders held on December 20, 1996, and was consummated on December 27, 1996. Under the agreement the Company sold the stock of its environmental segment which had a net asset value of $10.3 million for $4.6 million in cash and other consideration, including a promissory note and preferred stock in the amount of $3.7 million and $2.0 million, respectively. Assets of the discontinued segment in excess of $10.3 million, consisting principally of cash and accounts receivable were retained by the Company. The Company incurred a loss of $7.3 million on the disposal of the segment, consisting primarily of valuation reserves on the promissory note and preferred stock of $2,960,000 and $1,600,000, respectively, goodwill write-off of $1,785,000 and transaction costs of approximately $966,000. There is no expected tax benefit from this loss.

         The net assets and results of operations of Handex Environmental, Inc. have been reflected as discontinued operations in the accompanying consolidated financial statements.

         Operating results for the discontinued operations were as follows:

                                              DECEMBER 28, 1996
                                              -----------------

              Net operating revenues             $44,281,046
                                                 -----------

              Loss before income taxes            (7,348,458)
              Income taxes                            84,583
                                                 -----------
              Net loss                           $(7,433,041)
                                                 ===========

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
---------

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT*
-------------------------------------

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

     NAME                        AGE       POSITION
     ----                        ---       --------
     Curtis Lee Smith, Jr.       69        Chairman of the Board and  Chief Executive Officer

     Thomas J. Bresnan           44        President and Chief Operating Officer

     Stuart O. Smith             64        Vice Chairman of the Board and Secretary

     John T. St. James           50        Vice President, Treasurer and Chief Financial Officer

The following is a list of officers of New Horizons Computer Learning Centers, Inc.

     Charles G. Kinch            43         President and Chief Operating Officer

     Martin Bean                 32         Executive Vice President

     Gene A. Longobardi          39         Senior Vice President North American Operations

     Robert S. McMillan          45         Senior Vice President, Chief Financial Officer


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

CHARLES G. KINCH was named President and Chief Operating Officer of New Horizons in May 1995. Before then, from 1992 to 1995, he was President of Paragon Retailers Systems, Boca Raton, Florida. From 1989 to 1992, he was Vice President for Marketing and Operations, Tandem Source Company, Tandem Computers, Cupertino, California.

From 1983 to 1989, he was with ComputerLand Corporation, Hayward California, beginning as Vice President of Products, and then being promoted to General Manager of ComputerLand Operated Stores, Inc., and President of ComputerLand Franchise Holding Corp., both based in Hayward, California.

MARTIN BEAN joined the Company in February 1997 as Executive Vice President. Prior to joining the Company, Mr. Bean served as Vice President of Sales and Market Development for Novell Education from 1993 to 1997. Prior to joining Novell, Mr. Bean served as Asia/Pacific Manager for Drake Training and Technologies from 1990 to 1993.

GENE A. LONGOBARDI was named Vice President of Operations of New Horizons in October 1995 and Senior Vice President of North American Operations in January 1997. He joined New Horizons as Chief Financial Officer in 1992 and was also named Assistant Secretary in 1994. Before then, from 1988 to 1992, Mr. Longobardi was Chief Financial Officer of RFG Management Group, Santa Ana, California.

ROBERT S. MCMILLAN was named Chief Financial Officer of New Horizons in 1995 and Senior Vice President in January 1997. Before then, from 1992 to 1995, Mr. McMillan was Chief Financial Officer of ZNYX Corporation, Fremont California. From 1990 to 1992, he was Chairman, Chief Executive Officer and Chief Financial Officer of Omnivar, Burbank, California.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)       FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                         Page

              Report of Independent Auditors                             F-2
              Consolidated Balance Sheets                                F-3
              Consolidated Statements of Operations                      F-4
              Consolidated Statements of Stockholders' Equity            F-5
              Consolidated Statements of Cash Flows                      F-6
              Notes to Consolidated Financial Statements            F-8 to F-16


(A) (2)       FINANCIAL STATEMENTS SCHEDULES

              The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof:



              Report of Independent Auditors as to Schedules             F-2
              Schedule II Valuation and Qualifying Accounts
              and Reserves                                               21


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A) (3)       EXHIBITS

              Reference is made to the Exhibit Index at sequential page 22 hereof.
                                       19

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Morganville, New Jersey this 28th day of March, 1997.

                                           NEW HORIZONS WORLDWIDE, INC.


                                           By: /s/CURTIS LEE SMITH, JR.
                                               --------------------------------
                                               Curtis Lee Smith, Jr., Chairman
                                               and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              SIGNATURE            TITLE                                DATE
              ---------            -----                                ----

/s/CURTIS LEE SMITH, JR.   Chairman, and                   )
------------------------   Curtis Lee Smith, Jr.           )
                           Chief Executive Officer         )
                           (Principal Executive Officer)   )
                                                           )
                                                           )
/s/JOHN T. ST. JAMES       Vice President, Treasurer and   )
--------------------       Chief Financial Officer         )
John T. St. James          (Principal Financial and        )
                            Accounting Officer)            )
                                                           )
                                                           )
/s/STUART O. SMITH         Director                        )
------------------                                         )
Stuart O. Smith                                            )
                                                           )      March 28, 1997
                                                           )
/s/THOMAS J. BRESNAN       Director                        )
--------------------                                       )
Thomas J. Bresnan                                          )
                                                           )
                                                           )
/s/DAVID A. GOLDFINGER     Director                        )
----------------------                                     )
David A. Goldfinger                                        )
                                                           )
                                                           )
/s/RICHARD L. OSBORNE      Director                        )
---------------------                                      )
Richard L. Osborne                                         )
                                                           )
                                                           )
/s/SCOTT R. WILSON         Director                        )
------------------                                         )
Scott R. Wilson                                            )
                                                           )
                                                           )
/s/WILLIAM H. HELLER       Director                        )
--------------------                                       )
William H. Heller                                          )
                                                           )
                                                           )

                                                                    SCHEDULE II

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

     Years ended December 28, 1996, December 30, 1995, and December 31, 1994


                                                                ALLOWANCE
                                                              FOR DOUBTFUL
                                                                ACCOUNTS
                                                                --------

          Balance at January 1, 1994                            $  840,091

          Additions - Charged to costs and expenses                195,552

          Deductions (A)                                          (101,083)
                                                                ----------
          Balance at December 31, 1994                             934,560

          Additions - Charged to costs and expenses                400,375

          Deductions (A)                                          (353,190)
                                                                ----------
          Balance at December 30, 1995                             981,745

          Additions - Charged to costs and expenses              1,048,210

          Deductions (A)                                          (419,101)
                                                                ----------
          Balance at December 28, 1996                          $1,610,854
                                                                ==========



                  (A) - Accounts charged off, less recoveries

                                  EXHIBIT INDEX


                                                                                PAGINATION
                                                                                    BY
                                                                                SEQUENTIAL
EXHIBIT                    EXHIBIT                                              NUMBERING
NUMBER                     DESCRIPTION                                            SYSTEM
------                     -----------                                          ----------
    3.1       Amended Certificate of Incorporation of the Registrant (1)

    3.2       By-laws of the Registrant(1)

    3.3       Amendment to Certificate of Incorporation of the Registrant*

    4.1 Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant(1)

    4.2       Secured Straight Line of Credit, guaranteed by the Registrant*

    4.3       Secured Revolving Line of Credit, guaranteed by the Registrant*

   10.1       Key Employees Stock Option Plan of the Registrant(1)

   10.2       New Horizons Education Corporation 401(k) Profit Sharing and Trust
              Plan(13)

   10.3       Amendment No. 1 New Horizons Education Corporation 401(k) Profit
              Sharing and Trust Plan *

   10.4       Amendment No. 2 New Horizons Education Corporation 401(k) Profit
              Sharing and Trust Plan*

   10.5       Amendment No. 3 New Horizons Education Corporation 401(k) Profit
              Sharing and Trust Plan*

   10.6 Form of Stock Option Agreement executed by recipients of options under Key Employees Stock Option Plan(6)

   10.7       Stock Option Agreement dated August 6, 1992, between the
              Registrant and Thomas J. Bresnan (7)

   10.8       Outside Directors Stock Option Plan of the Registrant(1)

   10.9       Amendment No. 1 to the Outside Directors Stock Option Plan of the
              Registrant (7)

   10.10 Form of Stock Option Agreement executed by recipients of options under the Outside Directors Stock Option Plan(7)

   10.11      Form of Indemnity Agreement with Directors and Officers of the
              Registrant(6)

   10.12 Employment Agreement dated August 3, 1992, between the Registrant and Thomas J. Bresnan(7)

   10.13      Lease Agreement dated March 25, 1991, between Handex of New
              England, Inc. and Metro Park Marlboro Realty Trust, as amended, guaranteed by the Registrant(6)

   10.14      Lease Agreement dated  March 1, 1995, between New Horizons
              Computer Learning Center of Metropolitan New York, Inc. and Mid
              City Associates, guaranteed by the Registrant(10)



                                                                                PAGINATION
                                                                                    BY
                                                                                SEQUENTIAL
EXHIBIT                    EXHIBIT                                              NUMBERING
NUMBER                     DESCRIPTION                                            SYSTEM
------                     -----------                                          ----------
   10.15      Lease Agreement dated February 24, 1995, between New Horizons
              Computer Learning Center of Cleveland LTD., LLC, and Realty One
              Property Management, guaranteed by the Registrant (10)

   10.16 Warrants for the purchase of 25,000 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - December 17, 1993 (10)

   10.17 Warrants for the purchase of 40,000 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - August 15, 1994(10)

   10.18      Lease Agreement dated April 5, 1995, between New Horizons Computer
              Learning Center of Chicago, Inc. and the Equitable Life Assurance of the United States(12)

   10.19      Lease Agreement dated March 7, 1996, between New Horizons Computer
              Learning Centers, Inc. and Mani Brothers, LLC (13)

   10.20      Stock Purchase Agreement dated November 4, 1996, between the
              Registrant and ECB, Inc. and certain exhibits thereto(14)

   21.1       Subsidiaries of the Registrant*

   23.1       Consent of KPMG Peat Marwick LLP*

   27.0       Financial Data Schedule*

   99.1       Directors and Officers and Company Indemnity Policy(5)

----------
  (1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
  (2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
  (3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
  (4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990.
  (5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
  (6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
  (7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
  (8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1993.
  (9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1994.
 (10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Form 8-K dated August 15, 1994.
 (11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.



 (12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 1995.
 (13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.
 (14) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 28, 1996.

        *Filed herewith.

 (b)     Report on Form 8-K

On January 3, 1997, the Registrant filed a report on Form 8-K in connection with its divestiture of the environmental segment of its business, the change of the Company's name from Handex Corporation to New Horizons Worldwide, Inc., and the change of the Company's fiscal year from 52-53 weeks ending on the Saturday nearest the last day of December to one ending on December 31 of each year subject to Internal Revenue Service approval.