Form 10-Q
period 1997-03-31
NEW HORIZONS WORLDWIDE INC
filed 1997-05-16
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
            [X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        MARCH 31, 1997
                                       ------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from     Not Applicable     to
                                --------------------     -------------

Commission File Number             0-17840
                       -----------------------------------------------

                          NEW HORIZONS WORLDWIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            22-2941704
-------------------------                               -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                500 CAMPUS DRIVE, MORGANVILLE, NEW JERSEY 07751
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (908) 536-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
         _____________________________________________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares of common stock outstanding at March  31, 1997:  7,071,081
                                                                 -------------

                         PART I: FINANCIAL INFORMATION
                         -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 New Horizons Worldwide, Inc. and Subsidiaries

                      March 31, 1997 and December 28, 1996


                                              MARCH 31, 1997  DECEMBER 28, 1996
                                              --------------  -----------------
                   ASSETS                      (UNAUDITED)

Current assets:
   Cash and cash equivalents$                   21,300,767        11,410,868
   Marketable securities                           300,000           300,000
   Accounts receivable, net                     15,909,675        17,703,228
   Inventories                                     605,304           606,453
   Deferred income tax assets                      637,319           825,329
   Prepaid expenses and other current
      assets                                       818,380         5,571,578
                                               -----------       -----------
        Total current assets                    39,571,445        36,417,456

Property, plant and equipment, net               7,562,987         6,804,774

Other non-current assets                         3,469,159         3,330,111

Intangible assets                               13,855,596        13,920,041
                                               -----------       -----------

                                               $64,459,187       $60,472,382
                                               ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                      MARCH 31, 1997 AND DECEMBER 28, 1996



                                            MARCH 31, 1997   DECEMBER 28, 1996
                                            --------------   -----------------
                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term
     obligations and notes payable           $  2,227,205      $  1,449,052
   Accounts payable                             4,294,343         4,614,466
   Accrued expenses                             8,057,580         7,427,813
   Income taxes payable                           795,565            96,145
                                             ------------      ------------

     Total current liabilities                 15,374,693        13,587,476

Long-term obligations, excluding current
   installments                                 2,010,579         2,329,672

Deferred income tax liability                   1,107,398           798,215

Stockholders' equity:
   Preferred stock, without par value,
      2,000,000 shares authorized, no
      shares issued                                 --                --
   Common stock, $.01 par value,
      15,000,000 shares authorized;
      issued 7,256,081 shares in 1997
      and 7,163,660 shares in 1996                 72,561            71,637

   Additional paid-in capital                  25,788,481        25,312,279

   Retained earnings                           21,403,600        19,671,228

   Treasury stock at cost - 185,000
      shares in 1997 and 1996                  (1,298,125)       (1,298,125)
                                             ------------      ------------

        Total stockholders' equity             45,966,517        43,757,019
                                             ------------      ------------

                                             $ 64,459,187      $ 60,472,382
                                             ============      ============

      See accompanying notes to condensed consolidated financial statement

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996
                                  (UNAUDITED)

                                                        MARCH 31, 1997   MARCH 30, 1996
                                                        --------------   --------------
Revenues                                                  $11,991,773     $ 9,093,171

Cost of revenues                                            6,397,020       4,405,568

Selling, general and administrative expenses                5,499,816       4,070,200
                                                          -----------     -----------
Operating income                                               94,937         617,403

Interest income (expense), net                                127,043         (15,224)

Gain from release of certain franchise obligations          2,600,000            --
                                                          -----------     -----------
Income from continuing operations before income taxes       2,821,980         602,179

Provision for income taxes                                  1,089,598         292,545
                                                          -----------     -----------
Income from continuing operations                           1,732,382         309,634

Discontinued operations (Note 2)
   Loss from operations of the
   discontinued environmental segment
   (less applicable income tax benefit of $441,016)              --          (754,051)
                                                          -----------     -----------
Net income (loss)                                         $ 1,732,382        (444,417)
                                                          ===========     ===========
Earnings  per share from continuing operations            $      0.25     $      0.05

Loss per share from discontinued operations                      --             (0.12)
                                                          -----------     -----------
Earnings (loss) per share                                 $      0.25     $     (0.07)
                                                          ===========     ===========
Weighted average number of shares                           7,024,056       6,865,212


     See accompanying notes to condensed consolidated financial statements.



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996
                                  (UNAUDITED)

                                                                  MARCH 31, 1997    MARCH 30, 1996
                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $1,732,382$      $   (444,417)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                       916,044           566,197
    Loss on disposal of equipment                                         2,764             6,671
    Deferred income taxes                                               497,193          (165,728)
    Gain from release of certain franchise obligations               (2,600,000)             --
    Cash provided (used) from the change in:
      Accounts receivable                                             1,793,553        (2,644,321)
      Inventories                                                         1,149           (64,376)
      Prepaid expenses and other current assets                       4,753,198            62,264
      Other assets                                                     (168,626)          (69,677)
      Accounts payable                                                 (320,123)         (303,766)
      Accrued expenses                                                  629,767            33,748
      Income tax payable/refundable                                     699,420           480,640
      Discontinued operations - non cash charges
        and working capital changes                                        --             484,543
                                                                   ------------      ------------
          Net cash provided  by (used in) operating activities        7,936,721        (2,058,222)
                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Redemption of marketable securities                                     --           2,475,000
   Gain from release of certain franchise obligations
   Additions to property, plant and equipment:                        2,600,000              --
      Continuing operations                                          (1,582,998)       (1,223,410)
      Discontinued operations                                              --            (462,470)
   Excess of cost over net assets of acquired company                      --             (56,403)
                                                                   ------------      ------------
                                                                      1,017,002           732,717
                                                                   ------------      ------------
   Net cash provided by investing activities:

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                481,931              --
  Proceeds from debt obligations                                        859,121           514,724
  Principal payments on debt obligations                               (400,061)         (160,370)
  Other                                                                  (4,815)           (3,600)
                                                                   ------------      ------------
    Net cash provided by (used in) financing activities                 936,176           350,754
                                                                   ------------      ------------
Net increase (decrease) in cash and cash equivalents                  9,889,899          (974,751)

Cash and cash equivalents at beginning of period                     11,410,868         3,652,408
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $ 21,300,767      $  2,677,657
                                                                   ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash was paid for:
    Interest                                                       $     95,784      $     54,120
                                                                   ============      ============
    Income taxes                                                   $    150,445      $     28,414
                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996
                                  (UNAUDITED)


Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and March 30, 1996. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 28, 1996.

Note 2 On December 27, 1996, the Company completed a transaction to sell its environmental business and simultaneously changed its name from Handex Corporation to New Horizons Worldwide, Inc., to concentrate on and more closely identify with its continuing computer training business.

         The Company received aggregate consideration in the face amount of approximately $21,954,000 in connection with the sale of Handex Environmental, Inc. The consideration received consisted of (i) $4,600,000 in cash; (ii) a promissory note in the original amount of $3,700,000 (subject to adjustment in certain events) due on April 30, 2002, and bearing interest at the rate of 6% per annum; (iii) 2,000 shares of Series A Preferred Stock, stated value of $1,000 per share, of the acquiring company; (iv) six-year warrants to acquire 300,000 and 85,000 common shares of the acquiring company at the price of $1.32 and $1.60, respectively; and (v) one-third share of the redemption value of a small joint venture when paid or made available to the acquiring company. In addition, immediately prior to closing, the Company received a dividend of cash, accounts receivable and other assets, owned by the environmental subsidiaries having a book value of $11,654,000 at December 27, 1996.

         The net assets and results of operations of Handex Environmental, Inc., the divested operation, have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 3 Certain items on the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Note 4 The company has received permission from the Department of the Treasury to change its accounting period for federal income tax purposes to a taxable year ending on December 31 from a 52-53 week taxable year ending on the Saturday nearest December 31.

                         PART I. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to the sale of Handex Environmental, Inc. in December 1996, the Company also operated an environmental remediation business. As a result of the completion of the sale of Handex Environmental, Inc. the results of operations for the Companys environmental business segment have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

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

Revenues from company-owned training centers operated by New Horizons consist primarily of training fees and fees derived from the sale of courseware material. Cost of revenues consists primarily of instructor costs, rent, utilities, classroom equipment, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance personnel and sales executives.

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

REVENUES

Revenues increased $2,899,000 or 31.9% to $11,992,000 for the first quarter of 1997 compared to $9,093,000 for the first quarter of 1996. Revenues at company-owned locations and from its franchising operations for the first quarter of 1997 were significantly higher compared with the first quarter of 1996. Systemwide revenues for the first quarter rose 42.8% to $58,498,000 from $40,971,000 for the same period in 1996. Systemwide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 43.4% in the first quarter of 1997 as compared to the same period in 1996.

COST OF REVENUES

Cost of revenues increased $1,991,000 or 45.2% for the first quarter of 1997 as compared to the same period in 1996. As a percentage of revenues, cost of revenues increased to 53.3% in the 1997 quarter from 48.4% for the 1996 quarter. The increases in the cost of revenues in absolute dollars and as a percent of revenues were due primarily to higher training, facilities and depreciation expenses associated with the opening of a training center in Los Angeles and the expansion of the centers in Santa Ana and New York City.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,430,000 or 35.1% for the 1997 quarter as compared to 1996. As a percentage of revenues, selling, general and administrative expenses increased to 45.9% for the first quarter of 1997 from 44.8% for the same period for 1996. The increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of revenues, was due principally to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program, franchise support for domestic and international operations, and expenses associated with the new center in Los Angeles and expansion in New York City.

OPERATING INCOME

Operating income decreased $522,000 for the first quarter of 1997 when compared to the first quarter of 1996. As a percentage of revenues, operating income was 0.8% compared to 6.8% for the first quarter of 1996. The decline in operating income was due principally to the increases in cost of revenues and the selling, general and administrative expenses discussed above.

INTEREST INCOME/(EXPENSE)

As a percentage of revenues, interest income increased to 2.1% for the 1997 quarter compared with the same period in 1996. The increase in interest income, both in absolute dollars and as a percentage of revenues was due mainly to the substantial increase in short term investment funds resulting from the sale of the environmental business.

Interest expense increased $73,000 or 135.2% for the 1997 quarter compared with the same period in 1996. As a percentage of revenues, interest expense rose to 1.1% for the first quarter of 1997 from .6% for the first quarter of 1996. The rise in interest expense, both in absolute dollars and as a percentage of revenues, was due mainly to purchases of equipment under capital lease arrangements in the 2nd half of 1996, and bank financing for purchases in the first quarter of 1997.

GAIN FROM RELEASE OF CERTAIN FRANCHISE OBLIGATIONS

On February 28, 1997 the company received cash consideration of $2,600,000 in return for releasing the franchise obligations of an owner of four New Horizons training centers in the State of New York. The company is aggressively attempting to re-franchise the territories that became available as a result of this transaction. There were no items of other income in the first quarter of 1996.

INCOME TAXES

The provision for income taxes as a percentage of income before income taxes was 38.6% for the 1997 quarter compared to 48.5% for 1996. The decrease in the provision for income taxes as a percentage of income before income taxes was due principally to higher tax free income in 1997 when compared to 1996 and substantially lower foreign income taxes in the 1997 quarter when compared to the 1996 quarter.

NET INCOME (LOSS)

Net income for the 1997 quarter was $1,732,000 compared to net income of $310,000 for the 1996 quarter. Included in the 1997 results was the gain from the release of certain franchise obligations described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company's working capital was $24,197,000, and its cash, cash equivalents and short-term investments totaled $21,601,000. Working capital as of March 31, 1997 reflected an 6% increase of $1,367,000 from $22,830,000 as of December 28, 1996. The increase was due principally to the gain from the release of certain franchise obligations described above.

The Company currently maintains two credit facilities with a commercial bank providing aggregate availability of $2,500,000. Amounts outstanding under these facilities bear variable interest rates. The facilities are designed to support capital equipment and working capital needs. The facilities expire June 1, 1997 and negotiations with the bank are in process to extend the commitment, although there can be no assurance concerning the extension of the facilities.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first quarter of 1997 the Company spent approximately $1,583,000 on capital items and anticipates spending up to $5,000,000 during 1997.

Management believes that its current working capital position and cash flows from operations, along with its credit facilities, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business through the end of 1997.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

The statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are by no means limited to: (i) the Companys ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology based training which could have more favorable economics with respect to timing and delivery costs and the emergence of just in time interactive training; (ii) the Companys ability to attract and retain qualified instructors; (iii) the rate at which new software applications are introduced by manufacturers and the Companys ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to enhancements upgrading information systems and computer software by customers; (v) the Companys ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (vi) the Companys ability to manage the growth of its business.

The Companys strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in major metropolitan markets in the United States, and the acquisition of companies in similar or complementary businesses. The Companys growth strategy is premised on a number of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trend toward outsourcing. To the extent that the Companys assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

The Companys management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

All applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1996 and prior years financial statements have been adopted by the Company. The Company believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in 1997 or in the future which will materially impact the financial statements of future years.

                     FORM 10Q - PART II: OTHER INFORMATION

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index

        EXHIBIT
        NUMBER                DESCRIPTION OF DOCUMENTS
        -------               ------------------------


          10.1    Form of Non-Employee Director Stock Option Plan Agreement(1)

          15.0    Letter from Independent Certified Public Accountants *

          27.0    Financial Data Schedule*


* Filed herewith

Incorporated herein by reference to the appropriate exhibits to the Registrants Proxy Statement dated April 11, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    NEW HORIZONS WORLDWIDE, INC.
                                    (Registrant)


Date:   May 15, 1996            By:  /s/ JOHN T. ST. JAMES
                                    -----------------------------
                                     John T. St. James
                                     (Duly authorized officer and
                                      Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----

10.1      Form of Non-Employee Director Stock Opiton Plan Agreement(1)

15.0      Letter from Independent Certified Public Accoountants*

27.0      Finanacial Data Schedule* (for SEC use only)