Form 10-Q
period 1997-06-30
NEW HORIZONS WORLDWIDE INC
filed 1997-08-14
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark One)
            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                       June  30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                   Not Applicable       to

   Commission File Number                           0-17840

                          NEW HORIZONS WORLDWIDE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      22-2941704
            --------                                      ----------
   (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

                 500 CAMPUS DRIVE, MORGANVILLE, NEW JERSEY 07751
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (732) 536-8501
              (Registrant's telephone number, including area code)

          -------------------------------------------------------------

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

Number of shares of common stock outstanding at June 30, 1997: 7,071,081

                          PART 1: FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  New Horizons Worldwide, Inc. and Subsidiaries

                       June 30, 1997 and December 28, 1996

                                              June 30, 1997   December 28,1996
                                              -------------   ----------------
              ASSETS                           (unaudited)

Current assets;
     Cash and cash equivalents              $    1,957,779       $11,410,868
     Marketable securities                      18,055,000           300,000
     Accounts receivable, net                   15,687,436        17,703,228
     Inventories                                   776,383           606,453
     Deferred income tax assets                    410,312           825,329
     Prepaid expenses and other current
       assets                                      832,116         5,571,578
                                            --------------     -------------
          Total current assets                  37,719,026        36,417,456

Property, plant and equipment, net               8,019,887         6,804,774

Other non-current assets                         3,503,948         3,330,111

Intangible assets                               13,731,391        13,920,041
                                            --------------     -------------
                                            $   62,974,252     $  60,472,382
                                            ==============     =============


     See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  New Horizons Worldwide, Inc. and Subsidiaries

                       June 30, 1997 and December 28, 1996

                                            June 30,1997      December 28, 1996
                                            ------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY         (unaudited)

Current Liabilities:
     Current Installments of long-term
     obligations and notes payable          $  1,762,199        $  1,449,052
     Accounts Payable                          2,738,865           4,614,466
     Accrued expenses                          9,011,105           7,427,813
     Income taxes payable                        509,192              96,145
                                            ------------        -------------
        Total current liabilities             14,021,361          13,587,476

Long-term obligations, excluding current
  installments                                 2,425,247           2,329,672

Deferred income tax liability                    115,602             798,215

Stockholders' equity:
   Preferred stock, without par value
     2,000,000 shares authorized, no
     shares issued
   Common stock, $.0l par value,
     15,000,000 shares authorized;
     issued 7,256,081 shares in 1997
     and 7,163,660 shares in 1996                 72,561              71,637

     Additional paid-in capital               25,780,546          25,312,279

     Retained earnings                        21,857,060          19,671,228

     Treasury stock at cost - 185,000
       shares in 1997 and 1996                 (1,298,125)          (1,298,125)
                                            -------------       --------------
         Total stockholders' equity            46,412,042           43,757,019
                                            -------------       --------------
                                            $  62,974,252       $   60,472,382
                                            -------------       --------------

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 New Horizons Worldwide, Inc. and Subsidiaries
           Six and Three Months ended June 30, 1997 and June 29, 1996
                                  (Unaudited)

                                   SIX MONTHS ENDED               THREE MONTHS ENDED
                              ---------------------------    ---------------------------
                               JUNE 30,          JUNE 29,       JUNE 30,        JUNE 29,
                                 1997              1996           1997           1996
                              -----------     -----------    -----------     -----------
Revenues                      $25,090,413     $19,094,015    $13,098,640     $10,000,844

Cost of revenues               13,017,035       9,383,752      6,620,015       4,978,184

Selling, general and
administrative expenses        11,479,188       8,968,674      5,979,372       4,898,474
                              -----------     -----------    -----------     -----------
Operating income                  594,190         741,589        499,253         124,186

Interest income (expense),
net                               280,301         (50,339)       153,259         (35,115)

Gain from release of certain
franchise obligations           2,600,000              --             --               --
                              -----------     -----------    -----------      -----------

Income from continuing
operations before income
taxes                           3,474,491         691,250        652,512           89,071

Provision for income taxes      1,288,655         328,952        199,057           36,407
                              -----------     -----------    -----------      -----------

Income from continuing
operations                      2,185,836         362,298        453,455           52,664

Discontinued operations
  (Note 2)Income (loss)
  from operations of the
  discontinued environmental
  segment (less applicable
  income tax benefit/(expense)
  of $126,101 and ($314,915))          --         (316,882)           --          437,169
                              -----------     ------------   -----------      -----------

Net income                    $ 2,185,836     $     45,416   $   453,455      $   489,833
                              ===========     ============   ===========      ===========

Earnings per share from
continuing operations         $      0.31     $        0.05  $       0.06     $       0.01

Earnings (loss) per share
from discontinued operations           --             (0.04)           --             0.06
                              -----------     -------------   ------------    ------------
Earnings per share            $      0.31     $        0.01   $      0.06     $       0.07
                              ===========     =============   ============    ============

Weighted average number
of shares outstanding           7,047,313         6,866,181      7,071,081       6,867,150

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  New Horizons Worldwide, Inc. and Subsidiaries
                Six Months ended June 30, 1997 and June 29, 1996

                                                  SIX MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30, 1997           JUNE 29, 1996
                                                  ----------------        ---------------
Cash flows from operating activities:
Net Income                                           $    2,185,836         $      45,417
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                      1,888,742             1,237,752
       Loss on disposal of equipment                          1,076               (20,803)
       Deferred income taxes                               (267,596)             (175,176)
       Gain from release of certain franchise
       obligations                                       (2,600,000)                   --
       Cash provided (used) from the change in:
            Accounts receivable                           2,015,792            (3,987,900)
            Inventories                                    (169,930)              (98,793)
            Prepaid expenses and other current assets     4,739,462                (3,691)
            Other assets                                   (173,837)             (140,554)
            Accounts payable                             (1,875,601)              498,892
            Accrued expenses                              1,583.292             1,150,648
            Income tax payable                              413,047               567,925
            Discontinued operations-non cash charges
              and working capitol changes                        --             1,680,134
                                                    ---------------        --------------
                Net cash provided by (used in)
                operating activities                      7,740,283               753,851
                                                    ---------------        --------------

Cash flows from Investing activities:
     Purchase of marketable securities                  (17,755,000)                   --
     Redemption of marketable securities                         --             2,475,000
     Gain from release of certain franchise
     obligations                                          2,600,000                    --
     Additions to property, plant and equipment
         Continuing operations                           (2,916,286)           (2,638,404)
         Discontinued operations                                 --              (521,003)
     Excess of cost over net assets of acquired
     company                                                     --               (56,403)
                                                    ---------------       ---------------
         Net cash provided by investing activities      (18,071,286)             (740,810)
                                                    ---------------       ---------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                 477,126                   --
     Proceeds from debt obligations                       1,265,448               514,724
     Principal payments on debt obligations                (856,725)             (160,370)
     Other                                                   (7,935)               (3,600)
                                                    ---------------        --------------
         Net cash provided by (used in)
         financing activities                               877,914               350,754
                                                    ---------------        --------------

Net increase (decrease) in cash and cash
equivalents                                              (9,453,089)              363,795

Cash and cash equivalents at beginning of period         11,410,868             3,652,408
                                                    ---------------        --------------
Cash and cash equivalents at end of period          $     1,957,779        $    4,016,203
                                                    ===============        ==============

Supplemental disclosure of cash flow information
Cash was paid for:
     Interest                                       $       142,047        $      128,454
                                                    ===============        ==============
     Income taxes                                   $       731,950        $       42,141
                                                    ===============        ==============

     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

       For the Six and Three Months Ended June 30, 1997 and June 29, 1996
                                   (Unaudited)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations for the six and three month periods ended June 30, 1997 and June 29, 1996. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 28, 1996.

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

Note 3 The marketable securities are funds retained for future use in the business and are invested in tax-exempt bonds and municipal funds. The Company's investments are presented at their aggregate face value. There were no unrealized gains or losses as of June 30, 1997.

Note 4 Certain items on the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Note 5 The company has received permission from the Department of the Treasury to change its accounting period for federal income tax purposes to a taxable year ending on December 31 from a 52-53 week taxable year ending on the Saturday nearest December 31.

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

Corporate revenues are defined as revenues from company-owned training centers, initial franchise fees and royalties from franchised operations. System-wide revenues are defined as total revenues from all centers, both company-owned and franchised. System-wide revenues are used to gauge the growth rate of the entire New Horizons training network.

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

REVENUES

Revenues increased $3,098,000 or 31.0% to $13,099,000 for the second quarter of 1997 and increased $5,996,000 or 31.4% for the first half of 1997 compared to the same periods in 1996. This was primarily due to improved revenues at company-owned locations, same-center revenue increases and additional franchises added to the system. System-wide revenues for the second quarter were $64,789,000, up 40.0% from $46,285,000 for the same period in 1996. For the first
six months of 1997 system-wide revenues grew 41.3% to $123,287,000 from $87,256,000 for the corresponding first six months of 1996. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 35.3% in the second quarter of 1997 and 39.0% for the first six half of 1997 compared to the same periods in 1996.

COST OF REVENUES

Cost of revenues increased $1,642,000 or 33.0% for the second quarter of 1997 and increased $3,633,000 or 38.7% for the first half of 1997 compared to the same periods in 1996. As a percentage of revenues, cost of revenues increased to 50.5% for the 1997 quarter and to 51.9% for the first half of 1997, from 49.8% and 49.1% respectively, for the same periods in 1996. The increases in the cost of revenues in absolute dollars and as a percent of revenues were due primarily to higher training, facilities and depreciation expenses associated with the opening of a training center in Los Angeles and the expansion of the centers in Santa Ana and New York City.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,081,000 or 22.1% for the second quarter of 1997 and increased $2,511,000 or 28.0% for the first half of 1997, compared to the same periods in 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 45.6% for the 1997 quarter and to 45.8% for the first half of 1997 from 49.0% and 47.0% respectively, for the same periods for 1996. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program, franchise support for domestic and international operations, and expenses associated with the new center in Los Angeles and expansion in New York City. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

OPERATING INCOME

Operating income increased $375,000 or 302% for the second quarter of 1997 and decreased $147,000 or 19.9% for the first half of 1997 compared with the same periods of 1996. As a percentage of revenues, operating income rose to 3.8% from 1.2% for the second quarter of 1997, while it declined to 2.4% for the first half of 1997 from 3.9% for the same period in 1996. The increase in operating income for the second quarter of 1997 resulted from the increase in revenues and the reduction in selling general and administrative expenses as a percent of revenue discussed above. The reduction in operating income for the first half of 1997 was primarily attributable to higher training, facilities and depreciation expenses associated with the opening of a training center in Los Angeles and the expansion of the centers in Santa Ana and New York City.


INTEREST INCOME/(EXPENSE)

Interest income increased $240,000 or 612% for the second quarter of 1997 and increased $455,000 or 582% for the first half of 1997, compared with the same periods for 1996. As a percentage of revenues, interest income increased to 2.1% for the 1997 quarter and the first half of 1997, from 0.4% for the same periods in 1996. The increase in interest income, both in absolute dollars and as a percentage of revenues was due mainly to the substantial increase in short term investment funds resulting from the sale of the environmental business.

Interest expense increased $51,000 or 69.3% for the second quarter of 1997 and increased $124,000 or 96.5% for the first half of 1997, compared with the same periods for 1996. As a percentage of revenues, interest expense increased to 1.0% for the 1997 quarter and the first half of 1997, from 0.7% for the same periods in 1996. The rise in interest expense, both in absolute dollars and as a percentage of revenues, was due mainly to purchases of equipment under capital lease arrangements in the second half of 1996, and bank financing for purchases in the first half of 1997.

GAIN FROM RELEASE OF CERTAIN FRANCHISE OBLIGATIONS

On February 28, 1997 the company received cash consideration of $2,600,000 in return for releasing the franchise obligations of an owner of four New Horizons training centers in the State of New York. The company is aggressively attempting to re-franchise the territories that became available as a result of this transaction and successfully resold one of the territories in the second quarter of 1997. There were no items of "other income" in the first half of 1996.

INCOME TAXES

The provision for income taxes as a percentage of income before income taxes declined to 30.5% for the 1997 quarter and to 37.1% for the first half of 1997, from 40.9% and 47.6% respectively, for the same periods in 1996. The decrease in the provision for income taxes as a percentage of income before income taxes was due principally to higher tax free income in 1997 when compared to 1996 and substantially lower foreign income taxes in 1997 when compared to 1996.

NET INCOME (LOSS)

Net income for the 1997 quarter increased $401,000 or 761% and $1,824,000 or 503% for the first half of 1997 compared to the same periods of 1996. Included in the results for the first half of 1997 was the gain from the release of certain franchise obligations described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company's working capital was $23,697,000, and its cash, cash equivalents and short-term investments totaled $20,013,000. Working capital as of June 30, 1997 reflected an increase of $868,000 or 3.8% from $22,830,000 as of December 28, 1996. The increase was due principally to the gain from the release of certain franchise obligations described above and the operating and interest income, offset by cash used for capital acquisitions and increased accounts receivable.

The Company currently maintains a credit facility for the purchases of equipment with a commercial bank providing availability of $2,750,000. As of June 30, 1997 there was $58,000 outstanding under this facility bearing a variable interest rate equal to .5% over the bank's prime rate. When the facility expires on June 1, 1998 the amounts outstanding will be incorporated into 36 month term loans bearing a fixed interest rate equal to 1% over the bank's prime rate. At the expiration date the Company expects to enter into a similar credit facility for future equipment purchases.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first half of 1997 the Company spent approximately $2,916,000 on capital items and anticipates spending up to $4,500,000 during 1997.

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business through the end of 1997.

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

The Company's strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in the United States, and the acquisition of companies in similar or complementary businesses. The Company's growth strategy is premised on a number of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trend toward outsourcing. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128"). The Company is required to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time will restate earnings per share (EPS) data for prior periods to conform with SFAS No. 128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS is computer by dividing net Income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock.

In June 1997, the FASB issued Statement of Financial Accounting Standards No.
130. "Reporting Comprehensive Income," (SFAS No. 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's consolidated financial position or results of operations.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 uses a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. Furthermore, the management approach facilitates consistent descriptions of an enterprise in its annual report and various other published information. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters.

Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statement for interim periods in the second year of application.

                      FORM 10Q - PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Index

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENTS
-------                     ------------------------

  4.1      Secured Straight Line of Credit, guaranteed by Registrant*

  4.2 Equipment Term Loan for New Horizons of Metropolitan New York, guaranteed by Registrant*

  4.3 Equipment Term Loan for New Horizons of Cleveland, Ltd. L.L.C., guaranteed by Registrant*

  4.4 Equipment Term Loan for New Horizons of Santa Ana, Inc., guaranteed by Registrant*

 10.1      Form of Non-Employee Director Stock Option Plan Agreement(1)

 15.0      Letter from Independent Certified Public Accountants *

 27        Financial Data Schedule*

*  Filed herewith

(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Proxy Statement dated April 11, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                  NEW HORIZONS WORLDWIDE, INC.
                                                  (Registrant)

Date: August 13, 1997                         By: /s/ JOHN T. ST. JAMES
                                                  ------------------------------
                                                  John T. St. James
                                                  (Duly authorized officer and
                                                  Principal Financial Officer)

                                              By: /s/ ROBERT S. MCMILLAN
                                                  ------------------------------
                                                  Robert S. McMillan
                                                  NEW HORIZONS EDUCATION CORP.
                                                  (Duly authorized officer and
                                                  Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                     PAGE
-------                                                                     ----

  4.1      Secured Straight Line of Credit, guaranteed by
           Registrant

  4.2      Equipment Term Loan for New Horizons of Metropolitan
           New York, guaranteed by Registrant

  4.3      Equipment Term Loan for New Horizons of Cleveland,
           Ltd. L.L.C., guaranteed by Registrant

  4.4      Equipment Term Loan for New Horizons of Santa Ana,
           Inc., guaranteed by Registrant

 15.0      Letter from Independent Certified Public Accountants

 27        Financial Data Schedule