Form 10-Q
period 1997-09-30
NEW HORIZONS WORLDWIDE INC
filed 1997-11-14
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             SEPTEMBER  30, 1997
                              -------------------------------------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       NOT APPLICABLE           to
                              -------------------------------    --------------
Commission File Number                  0-17840
                      ---------------------------------------------------------

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              22-2941704
--------------------------------                           ---------------------
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

Yes  X    No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at September  30, 1997:  7,091,081
                                                                    ------------

                         PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                    SEPTEMBER 30, 1997 AND DECEMBER 28, 1996

                                       SEPTEMBER 30, 1997      DECEMBER 28, 1996
                                       ------------------      -----------------
                                           (UNAUDITED)
             ASSETS

Current assets:
  Cash and cash equivalents            $        3,875,377      $      11,410,868
  Marketable securities                        18,600,000                300,000
  Accounts receivable, net                     13,807,670             17,703,228
  Inventories                                     635,563                606,453
  Deferred income tax assets                          -                  825,329
  Prepaid expenses and other current
    assets                                        761,390              5,571,578
                                       ------------------      -----------------

      Total current assets                     37,680,000             36,417,456

Property, plant and equipment, net              7,996,065              6,804,774

Deferred income tax asset                         309,313                    -

Other non-current assets                        3,546,930              3,330,111

Intangible assets                              13,638,960             13,920,041
                                       ------------------      -----------------
                                       $       63,171,268      $      60,472,382
                                       ==================      =================

     See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                    SEPTEMBER 30, 1997 AND DECEMBER 28, 1996

                                        SEPTEMBER 30, 1997     DECEMBER 28, 1996
                                        ------------------     -----------------
                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term
   obligations and notes payable        $        1,739,484     $       1,449,052
  Accounts payable                               2,573,755             4,614,466
  Accrued expenses                               8,607,805             7,192,278
  Income taxes payable                             443,057                96,145
                                        ------------------     -----------------
      Total current liabilities                 13,364,101            13,351,941

Long-term obligations, excluding current
  installments                                   2,493,467             2,565,207

Deferred income tax liability                          -                 798,215

Stockholders' equity:
  Preferred stock, without par value,
    2,000,000 shares authorized, no
    shares issued                                      -                     -
  Common stock, $.01 par value,
    15,000,000 shares authorized;
    issued 7,276,081 shares in 1997
    and 7,163,660 shares in 1996                    72,761                71,637

  Additional paid-in capital                    25,934,347            25,312,279

  Retained earnings                             22,604,717            19,671,228

  Treasury stock at cost-185,000
    shares in 1997 and 1996                     (1,298,125)          (1,298,125)
                                        ------------------     -----------------
      Total stockholders' equity                47,313,700            43,757,019
                                        ------------------     -----------------
                                        $       63,171,268     $      60,472,382
                                        ==================     =================

     See accompanying notes to condensed consolidated financial statements.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 28, 1996
                                  (UNAUDITED)


                                  NINE MONTHS ENDED             THREE MONTHS ENDED
                             ---------------------------    ---------------------------
                             SEPTEMBER 30   SEPTEMBER 28    SEPTEMBER 30   SEPTEMBER 28
                                1997           1996            1997           1996
                             ------------   ------------    ------------   ------------
Revenues
  Franchising
    Franchise fees                766,750        968,000         291,250        155,500
    Royalties                   9,215,668      6,108,319       3,456,178      2,224,914
                             ------------   ------------    ------------   ------------
    Total franchising
      revenues                  9,982,418      7,076,319       3,747,428      2,380,414
  Company-owned training
   centers                     28,932,729     22,502,039      10,077,307      8,103,929
                             ------------   ------------    ------------   ------------
    Total revenues             38,915,147     29,578,358      13,824,735     10,484,343

Cost of revenues               19,987,560     14,614,479       6,970,525      5,230,727

Selling, general and
  administrative expenses      17,344,841     13,732,162       5,865,653      4,763,488
                             ------------   ------------    ------------   ------------
Operating income                1,582,746      1,231,717         988,557        490,128

Investment income (expense),
  net                             467,626       (102,806)        187,325        (52,467)

Gain from release of certain
  franchise obligations         2,600,000            -               -              -
                             ------------   ------------    ------------   ------------
Income from continuing
  operations before income
  taxes                         4,650,372      1,128,911       1,175,882        437,661

Provision for income taxes      1,716,883        506,533         428,228        177,581
                             ------------   ------------    ------------   ------------
Income from continuing
  operations                    2,933,489        622,378         747,654        260,080

Discontinued operations
  (Note 2)
  Income (loss) from
  operations of the
  discontinued environmental
  segment (less applicable
  income tax benefit/(expense)
  of $126,101 and ($314,915))         -         (135,641)            -          181,240

Loss on disposal of the
  environmental segment               -       (7,303,000)            -       (7,303,000)
                             ------------   ------------    ------------   ------------
Net income (loss)            $  2,933,489   $ (6,816,263)   $    747,654   $ (6,861,680)
                             ============   ============    ============   ============
Earnings per share from
  continuing operations      $       0.41   $       0.09    $       0.10   $       0.04

Loss per share from
  discontinued operations             -            (1.08)            -            (1.04)
                             ------------   ------------    ------------   ------------
Earnings (loss) per share    $       0.41   $      (0.99)   $       0.10   $      (1.00)
                             ============   ============    ============   ============
Weighted average common
  shares and equivalents
  outstanding                   7,224,000      6,868,000       7,301,000      6,871,000

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 28, 1996
                                  (UNAUDITED)

                                       NINE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30, 1997     SEPTEMBER 28, 1996
                                      ------------------     ------------------
Cash flows from operating
  activities:
Net income                            $        2,933,489     $       (6,816,263)
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization              2,920,519              2,008,416
    Loss on disposal of equipment                  5,393                    -
    Deferred income taxes                       (282,199)               (12,861)
    Gain from release of certain
     franchise obligations                    (2,600,000)                   -
    Cash provided (used) from the
     change in:
       Accounts receivable                     3,895,558             (2,999,139)
       Inventories                               (29,110)              (190,250)
       Prepaid expenses and other
        current assets                         4,810,188               (166,071)
       Other assets                             (216,819)              (251,855)
       Accounts payable                       (2,040,711)               226,895
       Accrued expenses                        1,415,527              2,994,299
       Income taxes payable                      346,912                904,269
       Discontinued operations -
        non cash charges and working
        capital changes                              -                7,064,702
                                      ------------------     ------------------
           Net cash provided by
            operating activities              11,158,747              2,762,142
                                      ------------------     ------------------
Cash flows from investing activities:
       Purchase of marketable securities     (18,300,000)                    -
       Redemption of marketable
        securities                                   -                2,475,000
       Gain from release of certain
        franchise obligations                  2,600,000                     -
       Additions to property, plant
        and equipment:
          Continuing operations               (3,836,122)            (3,541,441)
          Discontinued operations                    -                 (736,906)
       Excess of cost over net assets of
        acquired company                             -                  (60,183)
                                      ------------------     ------------------
            Net cash used in investing
             activities                      (19,536,122)            (1,863,530)
                                      ------------------     ------------------
Cash flows from financing activities:
       Proceeds from issuance of
        common stock                             623,192                 53,680
       Proceeds from debt and other
        long term obligations                  1,532,279              2,851,450
       Prinicipal payments on debt
        obligations                           (1,313,587)              (656,262)
       Other                                         -                   (3,600)
                                      ------------------     ------------------
             Net cash provided by
              financing activities               841,884              2,245,268
                                      ------------------     ------------------
Net increase (decrease) in cash and
  cash equivalents                            (7,535,491)             3,143,880

Cash and cash equivalents at beginning
  of period                                   11,410,868              3,821,474
                                      ------------------     ------------------
Cash and cash equivalents at end of
  period                              $        3,875,377     $        6,965,354
                                      ==================     ==================
Supplemental disclosure of cash flow
  information
Cash was paid for:
        Interest                      $          109,248      $         227,708
                                      ==================      =================
        Income taxes                  $          558,472      $          51,697
                                      ==================      =================

     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

  For the Nine and Three Months Ended September 30, 1997 and September 28, 1996
                                   (Unaudited)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations for the nine and three month periods ended September 30, 1997 and September 28, 1996. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 28, 1996.

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

Note 3 The marketable securities are funds retained for future use in the business and are invested in tax-exempt bonds and municipal funds. The Company's investments are presented at their aggregate face value. There were no unrealized gains or losses as of September 30, 1997.

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

                          PART I. FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to the sale of Handex Environmental, Inc. in December 1996, the Company also operated an environmental remediation business. As a result of the sale of Handex Environmental, Inc. the results of operations for the Company's environmental business segment have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

Corporate revenues are defined as revenues from company-owned training centers, initial franchise fees and royalties from franchised operations. System-wide revenues are comprised of total revenues from all centers, both company-owned and franchised. System-wide revenues are used to gauge the growth rate of the entire New Horizons training network.

Revenues from company-owned training centers operated by New Horizons consist primarily of training fees and fees derived from the sale of courseware. Cost of revenues consists primarily of instructor costs, courseware, rent, utilities, classroom equipment, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance personnel and sales executives.

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

REVENUES

Revenues increased $3,340,000 or 31.9% to $13,825,000 for the third quarter of 1997 and increased $9,337,000 or 31.6% for the first nine months of 1997 compared to the same periods in 1996. This was primarily due to improved revenues at company-owned locations, revenue increases at franchises open more than twelve months and additional franchises added to the system. System-wide revenues for the third quarter were $71,306,000, up 40.3% from $50,817,000 for the same period in 1996. For the first nine months of 1997 system-wide revenues grew 40.9% to $194,593,000 from $138,073,000 for the corresponding first nine months of 1996. Revenues from locations open more than 12 months, both franchised and company-owned, grew 36.9% in the third quarter of 1997 and 38.3% for the first nine months of 1997 compared to the same periods in 1996.

COST OF REVENUES

Cost of revenues increased $1,740,000 or 33.3% for the third quarter of 1997 and increased $5,373,000 or 36.8% for the first nine months of 1997 compared to the same periods in 1996. As a percentage of revenues, cost of revenues increased to 50.4% for the third quarter of 1997 and to 51.4% for the first nine months of 1997, from 49.9% and 49.4% respectively, for the same periods in 1996. The increases in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter and the first nine months of the year as discussed above. Additionally, the increase in cost of revenues in absolute dollars and as a percent of revenues were also due to higher training, facilities and depreciation expenses associated with the opening of a training center in Los Angeles and the expansion of the centers in Santa Ana and New York City.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,102,000 or 23.1% for the third quarter of 1997 and increased $3,613,000 or 26.3% for the first nine months of 1997, compared to the same periods in 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 42.4% for the third quarter of 1997 and to 44.6% for the first nine months of 1997 from 45.4% and 46.4% respectively, for the same periods for 1996. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program, franchise support for domestic and international operations, and expenses associated with the new center in Los Angeles and expansion in New York City. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

OPERATING INCOME

Operating income increased $498,000 or 102% for the third quarter of 1997 and increased $351,000 or 28.5% for the first nine months of 1997 compared with the same periods of 1996. The increase in operating income for the three and nine months ended September 30, 1997 resulted from the increase in revenues and the reduction in selling, general and administrative expenses, as a percentage of revenues.

INVESTMENT INCOME/(EXPENSE)

Investment income increased $256,000 or 548% for the third quarter of 1997 and increased $711,000 or 569% for the first nine months of 1997, compared with the same periods for 1996. As a percentage of revenues, investment income increased to 2.2% for the 1997 quarter and 2.1% for the first nine months of 1997, from 0.4% for the same periods in 1996. The increase in investment income, both in absolute dollars and as a percentage of revenues was due mainly to the substantial increase in short term investment funds resulting from the sale of the environmental business and the cash received from the release of certain franchise obligations discussed below.

Interest expense increased $16,000 or 16.5% for the third quarter of 1997 and increased $140,000 or 61.6% for the first nine months of 1997, compared with the same periods for 1996. The rise in interest expense was due mainly to purchases of equipment under capital lease arrangements in 1996, and bank financing for purchases in the first nine months of 1997.

GAIN FROM RELEASE OF CERTAIN FRANCHISE OBLIGATIONS

On February 28, 1997 the company received cash consideration of $2,600,000 in return for releasing the franchise obligations of an owner of four New Horizons training centers in the State of New York. The company is aggressively attempting to re-franchise the territories that became available as a result of this transaction and successfully resold one of the territories in the second quarter of 1997. There were no items of "other income" in the first nine months of 1996.

INCOME TAXES

The Company's effective tax rate declined to 36.4% for the third quarter 1997 and to 36.9% for the first nine months of 1997, from 40.6% and 44.9% respectively, for the same periods in 1996. The decrease in the effective tax rate was due principally to higher tax free interest income and substantially lower foreign income taxes in 1997 when compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's working capital was $24,316,000, and its cash, cash equivalents and short-term investments totaled $22,475,000. Working capital as of September 30, 1997 reflected an increase of $1,250,000 or 5.4% from $23,066,000 as of December 28, 1996. The increase was due principally to collection of the cash proceeds from the sale of the environmental business, the operating and interest income, and the gain from the release of certain franchise obligations described above, offset by cash used for capital acquisitions and the repayment of debt obligations.

The Company currently maintains a $2,750,000 credit facility for the purchases of equipment with a commercial bank of which $2,692,000 was available at September 30, 1997. This facility bears interest at a variable interest rate equal to .5% over the bank's prime rate. When the facility expires on June 1, 1998 the amounts outstanding will be incorporated into 36 month term loans bearing a fixed interest rate equal to 1% over the bank's prime rate. At the expiration date the Company intends to enter into a similar credit facility for future equipment purchases.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first nine months of 1997 the Company spent approximately $3,836,000 on capital items and anticipates spending up to $4,500,000 during 1997.

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business through the end of 1998.

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

The Company's strategy focuses on enhancing revenues and profits at company-owned and franchise locations and the sale of additional franchises, and also includes the possible opening of new company-owned locations, the selective acquisition of existing franchises in the United States, and the acquisition of companies in similar or complementary businesses. The Company's growth strategy is premised on a number of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trend toward outsourcing. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128"). The Company is required to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time will restate earnings per share (EPS) data for prior periods to conform with SFAS No. 128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net Income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock.

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


   27        Financial Data Schedule*

                  *  Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         NEW HORIZONS WORLDWIDE, INC.

                                         (Registrant)

Date: November 12, 1997                  By:   /S/ ROBERT S. MCMILLAN
                                            -------------------------
                                                   Robert S. McMillan
                                                   NEW HORIZONS WORLDWIDE, INC.
                                                   Chief Financial Officer

EXHIBIT INDEX


Exhbit                        Description
------                        -----------

27                       Financial Data Schedule