Form 10-K405
period 1997-12-31
NEW HORIZONS WORLDWIDE INC
filed 1998-03-31
CIK 850414

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    For the fiscal year ended      DECEMBER 31, 1997      OR
                              ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from    NOT APPLICABLE   to
                               --------------------   ------------------

Commission file number              0-17840
                        ------------------------------------------

                          NEW HORIZONS WORLDWIDE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                     2-2941704
-------------------------------           ------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

500 CAMPUS DRIVE, MORGANVILLE, NEW JERSEY                    07751
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (732) 536-8501

Securities registered pursuant to Section 12(b) of the Act:

        Title of each Class           Name of each exchange on which registered

        NOT APPLICABLE                               NOT APPLICABLE
        --------------                               --------------

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 23, 1998 was approximately $59,856,480, computed on the basis of the last reported sales price per share ($15.00) of such stock on the NASDAQ National Market System.

The number of shares of the Registrant's Common Stock outstanding as of March 27, 1998 was 7,177,331.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

PART OF FORM 10-K                       DOCUMENTS INCORPORATED
---------------------------------       BY REFERENCE
Part III (Items 10, 11, 12 and 13)     --------------------------------------
                                       Portions of the Registrant's definitive
                                       Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 5, 1998

                          NEW HORIZONS WORLDWIDE, INC.
                             INDEX TO ANNUAL REPORT
                                   ON FORM 10K

                                     PART I

Item 1. Business.............................................................1
        General..............................................................1
        Information Technology Education and Training Market.................2
        New Horizons Business Model..........................................2
          Company-owned Training Centers.....................................3
          Franchising........................................................3
        Customers............................................................5
        Sales and Marketing..................................................5
        Training Authorizations..............................................5
        Competition..........................................................5
        Information about Forward Looking Statements.........................6
        Regulations..........................................................7
        Insurance............................................................7
        Trademarks...........................................................7
        Employees............................................................7

Item 2. Properties...........................................................7

Item 3. Legal Proceedings....................................................8

Item 4. Submission of Matters to a Vote of Security Holders..................8

                                    PART II

Item 5. Market for Registrant's Common Equity
          and Related Shareholder Matters....................................8

Item 6. Selected Consolidated Financial Data.................................9

Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................10

Item 8. Financial Statements and Supplementary Data.........................16

Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................17

Item 11. Executive Compensation.............................................18

Item 12. Security Ownership of Certain Beneficial Owners
          and Management....................................................18

Item 13. Certain Relationships and Related Transactions.....................18

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports................19

SIGNATURES..................................................................20

                                     PART I

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

New Horizons Worldwide, Inc., (the "Company" or "New Horizons") formerly Handex Corporation, through various subsidiaries, both owns and franchises computer training centers. Systemwide revenues include revenues for all centers, both owned and franchised. The Company sold its environmental business segment and changed its name to New Horizons in late 1996, in order to concentrate its resources on the technology training market. The Company now trades on NASDAQ under the symbol "NEWH".

GENERAL

New Horizons' 1997 systemwide revenues of $267,377,000 makes it the largest independent provider in the fragmented PC software applications and technical certification training industry. Through various subsidiaries, the Company both owns and franchises computer training centers. Through these training centers the Company offers comprehensive instruction in the use of personal computers, PC software applications and technical certification courses. The goal of the training is to deliver to the student information and skills which have immediate, practical value in the workplace.

The New Horizons worldwide network delivered over 2 million student-days of technology training in 1997, generating system-wide revenues, which include both the results of company-owned and franchised operations, of $267,377,000, up 39.2% from $192,134,000 in 1996. The network has over 950 classrooms, 1,400 instructors and 1,150 account executives.

New Horizons specializes in instructor-led training which is the industry's dominant delivery method for information technology training. The Company has become a leader in the industry by developing the processes for delivering quality training for the largest technology training segments: PC software applications and technical certification training. The network's learning centers offer a broad range of courses for several of the major software vendors, including Microsoft, Novell, Lotus, Adobe, Aldus, Apple Computer, Symantec, Sun Microsystems, and Unix. New Horizons has the largest network of Microsoft Authorized Technical Education Centers and Novell Authorized Education Centers in the world. Additionally, with certification testing becoming increasingly important, New Horizons also has established the largest number of Authorized Prometric Testing Centers in the world. Classes can be held at New Horizons locations or on-site at the client's facility. Curriculum can be tailored to the client's specific needs. The Company can also provide training and courseware for customers' proprietary software. Additionally, using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of computer based products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997.

New Horizons owns and operates eight computer training facilities located in Santa Ana, Burbank, Los Angeles, and Irvine, California; Chicago, Illinois; Cleveland, Ohio; and two in New York City, New York. The Santa Ana location was acquired as part of the original purchase of New Horizons in 1994. The remaining California locations are part of a strategy to expand in the large southern California technology training market, while the Chicago and Cleveland locations and the initial New York location were acquired from franchisees as part of the Company's strategy to operate company-owned training centers in select major metropolitan markets within the United States. A second New York training center opened in the first quarter of 1997.

As of December 31, 1997, the Company's franchisees operated 175 locations in the United States and Canada and in 21 other countries around the world. An additional 16 franchises have been sold and are scheduled for future openings. Of the 183 learning centers operating at the end of 1997, 122 were operating in the United States and Canada and 61 were operating abroad.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located at 500 Campus Drive, Morganville, New Jersey, 07751. The Company's principal operating offices are located at 1231 East Dyer Road, Suite 140, Santa Ana, California 92705. The Company maintains a website at http://www.newhorizons.com

 THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

The rapidly growing role of information technology in business organizations and the emergence of the Internet are creating significant and increasing demand for information technology training. An International Data Corporation ("IDC") study estimated that in 1996 the worldwide market for information technology education and training was about $16.4 billion and is expected to grow at a pace of 11.2% per year to over $27.9 billion in the year 2001. The study indicated that nearly one-fifth of the top U.S. IT executives rated the lack of skilled personnel as the most serious constraint to the growth of their businesses in 1997. A survey published in 1997 by Information Technology Association of America (ITTA) stated that the number of unfilled positions for IT employees at large and midsized U.S. companies is approximately 190,000.

The growing need for technology training is driven by several developments including: (i) increased use of computers in the workplace requiring employees to acquire and apply information technology skills; (ii) rapid and complex technological changes in operating systems, new software development and technical training; (iii) continuing emphasis by industry on productivity, increasing the number of functions being automated throughout organizations;
(iv) greater focus by organizations on core competencies with a shifting emphasis to outsourcing of non-core activities; (v) corporate downsizing requiring remaining personnel to develop a greater variety of skills; and (vi) development of the Internet. In its survey, the ITTA pronounced that education will be a key facet of any solution to the skills problem.

Although a significant portion of technology training is provided by in-house training departments, IDC, in its study, identified a decided shift towards outsourcing to external training professionals. This outsourcing is motivated by several factors, including: (i) the lack of internal trainers experienced in the latest software; (ii) the cost of maintaining an in-house staff of trainers; and
(iii) the cost of developing and maintaining internal courseware.

Organizations are searching out and selecting outside technology training services that can provide the following: (i) cost effective delivery of high quality instruction; (ii) qualified, technically expert instructors; (iii) flexibility to deliver a consistent training product at geographically dispersed facilities; (iv) ability to tailor the training product to specific customers' needs; (v) definitive, current courseware; (vi) testing and certification of technical competency; (vii) effective training methods delivering knowledge and skills with immediate practical value in the workplace; (viii) a depth and breadth of curriculum; and (ix) flexible and convenient scheduling of classes.

Instructor-led classroom training is the dominant delivery method for technology training. IDC projects that instructor-led training will continue to dominate the market because trainees value the personalized attention, interfacing and problem solving with classmates and instructors, and the insulation classroom training provides from workplace interruptions. While instructor-led training will continue to be the leading delivery method in the market, the role of both multimedia and computer based training (online or Web training) is gaining greater acceptance. IDC estimates that technology training in the multimedia and computer based training formats had 15.8% of the U.S. IT training and education revenues in 1996 and expects that share to increase to 32.2% by 2001. That represents a growth rate of 29.9%, while instructor-led training is expected to grow at a rate of 7.3% over the same period. However, the study shows that the shift toward technology training will happen slower than originally expected by IDC. Last year's IDC study projected the instructor-led training share in the year 2000 to be 60%, while the current study projects a 63.1% market share.

THE NEW HORIZONS BUSINESS MODEL

New Horizons' company-owned and franchised operations both provide an instructor-led training delivery system to customers that is executed by certified employee instructors in fully equipped classrooms in New Horizons facilities. Approximately 16% of classes are given on-site at the customer's location. New Horizons often supplies the computer hardware for these on-site classes. The Company sells its services primarily to business and government as opposed to individuals.

Curriculum is centered on software applications (approximately 68% of the courses) and technical certification programs (approximately 32%). Classes are concise, generally ranging from one to five days, and are designed to be intensive skill building experiences. The Company offers a broad array of information technology courses covering the most popular software applications and technical certification programs. The Company also provides customized training for customers' proprietary software applications. The Company believes it offers more classes more often than any other company in the industry.

In addition to certified instructors and broad curriculum, the New Horizons business model is designed to provide its customers significant training value by featuring: (i) guaranteed training through the Company's free six-month repeat privileges; (ii) skills assessment on subjects and skills for both standard or proprietary software; (iii) professional certification training;
(iv) the largest network of authorized training centers in the industry ensuring quality and consistency; (v) free 24 hour-a- day, 7 day-a-week help desk service for a full sixty day period after a class has been completed; (vi) on-site training at customer's facilities; (vii) customized courseware from a library of over 1000 titles in ten languages; (viii) club memberships providing a series of classes for one platform at one low price; (ix) flexible scheduling including evening and weekend classes; and (x) a Major Accounts Program which coordinates the national and or international delivery of training for clients with training requirements in multiple locations.

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, and the buy-back of franchises in major metropolitan markets. The Company believes a mix of franchised and company-owned centers will enable it to combine the accelerated expansion opportunities provided by franchising while maintaining ownership of a significant number of training centers. The Company plans to continue to grow through the (i) improvement of revenues and profits at both current company-owned and franchised operating locations; (ii) the sale of additional franchises; (iii) the selective buyback of existing franchises in the United States which have demonstrated the ability to achieve exceptional profitability while increasing market share, and
(iv) the potential acquisition of companies in similar or complementary businesses.

COMPANY-OWNED TRAINING CENTERS

At the end of 1997, the Company owned and operated eight computer training facilities located in Burbank, Irvine, Los Angeles and Santa Ana, California; Chicago, Illinois; Cleveland, Ohio; and two in New York City, New York. The Santa Ana location was acquired as part of the original purchase of New Horizons in 1994. The remaining California locations were opened between October 1994 and April 1996 as part of a strategy to expand in the Southern California information technology training market. The Chicago and Cleveland locations and the initial New York location were acquired from franchisees as part of the Company's strategy to operate company-owned training centers in select major metropolitan markets within the United States. The Company opened a second New York City training center in the first quarter of 1997. In 1997, the company-owned centers generated over $38,692,000 in revenues.

FRANCHISING

At the end of 1997, the Company supported a worldwide network of independent franchises which provide information technology training at 175 locations in 23 countries. There are an additional 16 franchised locations which have been sold and which are scheduled to open at various times during 1998. The franchisee is given a non-exclusive license and franchise to participate in and use the business model and sales system developed and refined by the Company. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 106 franchised locations operating at the end of 1995; 147 at the end of 1996, and 175 at the end of 1997, of which 114 were in the United States and Canada and 61 were abroad.

The Company offers franchises for the operation of computer-related learning centers to independent operators throughout the world. A franchisee in the United States and Canada is charged an initial franchise fee and ongoing monthly fees which become effective a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory ("territory") granted as defined in the Franchise Agreement. In the United States and Canada, the size of a territory is measured by the number of personal computers ("PC's") in the territory. The initial franchise fee for a start-up center for a Type 1 territory (150,000 or more PC's) is $60,000; for a Type 2 territory (75,000 to 149,999 PC's) is $40,000; and a Type 3 territory (50,000 to 75,000 PC's) is $20,000. Entrepreneurs converting an existing training center to a New Horizons center pay an initial franchise fee for a Type 1 territory of $50,000; for a Type 2 territory $30,000; and for a Type 3 territory $15,000. Based on information furnished by IDC concerning the number of PC's in various geographic areas, as of December 31, 1997, the Company has identified 28 Type 1 territories, 34 Type 2 territories and 17 Type 3 territories as the remaining territories currently available for the sale of franchises in the United States and Canada. In addition to those currently served by the Company, over 200 additional international markets which may support a training center have been identified.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a "limited exclusive" territory in that New Horizons agrees not to own or franchise any other New Horizons business provided the franchisee operates in compliance with the terms of its franchise agreement. The geographic boundaries of a territory are typically determined by United States Postal Service zip codes. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees have six months from the date of the execution of the Franchise Agreement to open a center.

Initial franchisee fees for international franchises are market/country specific. For international franchising activities, the Company has historically entered into master franchise agreements providing franchisees with the right to award sub-franchises to other parties within a particular country. Under the terms of these master franchise agreements, the franchisee commits to open or cause to be opened a specified number of locations within a specified timeframe. The Company receives an initial franchise fee and shares with the master franchisee in the proceeds of subsequent sales of individual franchises, and also receives a percentage of the royalties received by the master franchisee. In 1997 the Company entered into master franchise agreements for the development of Germany and Taiwan. The Company has also entered into individual franchise agreements with foreign franchisees similar to those entered into in its domestic franchising activities. Approximately 10.6% of the Company's systemwide revenues were generated by international locations in 1997.

The offer and sale of franchises are subject to regulation by the United States Federal Trade Commission and certain foreign countries. There also exist numerous state laws that regulate the offer and sale of franchises and business opportunities, as well as the ongoing relationship between franchisors and franchisees, including the termination, transfer and renewal of franchise rights. The failure to comply with these laws could adversely affect the Company's operations..

New Horizons estimates the initial investment required to acquire and start a franchise operation, including the initial franchise fee, ranges from approximately $200,000 to $390,000.

In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) a monthly continuing royalty fee, consisting of the greater of 3% to 6% of monthly gross revenues or a minimum flat fee of $1,500 for a Type 1 territory or $1,000 for a Type 2 and Type 3 territory; (ii) a monthly marketing and advertising fee of 1% of gross revenues; and (iii) a course materials and proprietary computer based training products surcharge of 9% of the gross revenues from course materials and proprietary computer based training products sold to third parties. Each franchisee also pays a $50 per month maintenance fee for customized software developed and maintained by New Horizons. The 6% royalty fee rate was effective for franchises sold during September 1996 or later; sixteen franchises pay a 3% royalty fee and the remainder pay a 5% royalty fee. Monthly royalty fees begin the fourth month after the effective date of a new franchise and begin the sixth month after the effective date of a conversion franchise.

In return for the initial franchise fee and the other monthly fees, the Company provides the franchisee with the following services, products and managerial support: (i) two weeks of initial franchise training at the Company's operating headquarters in Santa Ana, California, and one week of field training at the franchisee's location; (ii) franchise and sales system information contained in the Company's Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers, and access to troubleshooting and business planning assistance; (iv) current applications courseware at printing cost only (over 1000 titles in ten languages); (v) access to a major accounts division which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; (vi) site selection assistance; (viii) periodic regional and international meetings and conferences; and (ix) advisory councils and monthly communications.

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

CUSTOMERS

Customers for the training provided at New Horizons company-owned and franchised training centers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities. Little, if any, of the Company's revenues are generated from Title IV entitlement programs.

No single customer accounted for more than 10% of New Horizons revenues in 1997.

The New Horizons system delivered over 2,000,000 student-days of technology training in 1997.

SALES AND MARKETING

New Horizons markets its services primarily through account executives who utilize telesales to target and contact potential customers. The New Horizons sales system is organized and disciplined. After undergoing a formal initial training program, account executives are expected to generate their own database of customers through telephone sales, make a minimum number of calls per day, and invoice and collect a minimum amount of revenue each month. These minimums escalate over the first eight months an account executive is selling and are designed to move the account executive from being compensated with a non-recoverable draw against commission to a full commission compensation program. Account executives target sales areas are local and regional; sales opportunities which involve national and international accounts and involve delivery of training at multiple locations are turned over the Company's major accounts division.

In 1995, the Company established a Major Accounts Program designed to market computer training services to large organizations which have facilities and training needs throughout the world. This program provides New Horizons' national and international customers with a single point of contact to the entire New Horizons network of training and support services. During 1997, New Horizons competed for and won national and international contracts with AT&T Global Systems, Hertz, Bay Networks, and Louisiana Pacific, among others.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

TRAINING AUTHORIZATIONS

New Horizons is authorized to provide certified training by more than 30 software publishers, including Microsoft, Novell, Apple and Sun Microsystems. Many of the industry's major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. In support of these vendors, the Company has 80 Microsoft (ATEC), 78 Novell (NAEC), and 14 Lotus (LAEC) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationships with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business. Additionally, with certification testing becoming increasingly important, New Horizons has grown its number of Authorized Prometric Testing Centers to 78.

COMPETITION

The information technology training market is highly competitive, highly fragmented, has low barriers to entry and has no single competitor which accounts for a dominant share of the market. The Company's competitors are primarily in-house training departments and independent education and training organizations. Computer retailers, computer resellers, and others also compete with the Company. Periodically, some of these competitors offer instruction and course titles similar to those offered by New Horizons at advantageous pricing. In addition, some of these competitors may have greater financial strength and resources than New Horizons.

New Horizons believes that competition in the industry is based on a combination of pricing, quality of training and flexibility and convenience of service.

The Company recognizes that the emergence of desktop multimedia and computer based training, as well as distance learning and on-line training on the Internet, are important and growing competitive developments in the industry.

IN-HOUSE TRAINING DEPARTMENTS:

In-house training departments provide companies with the highest degree of control over the delivery and content of information technology training, allowing for customized instruction tailored to specific needs. However, according to IDC, the demand for outsourced training is expected to grow as more companies switch to outside training organizations. By outsourcing, training companies can choose to spend based on real-time training needs while alleviating the overhead costs for in-house instructors' salaries and benefits.

INDEPENDENT EDUCATION AND TRAINING ORGANIZATIONS:

Although the majority of independent training organizations are relatively small and focus on local or regional markets, the Company competes directly on a national level with several firms providing similar curriculum. Executrain, Productivity Point, Global Knowledge Network, and Catapult target the same customer base and operate in some of the same markets as New Horizons. The Company believes that the combination of its market presence, the depth and breadth of its course offerings, its flexible customer service approach, its centralized control of delivery to national customers, its status as the world's largest network of Microsoft Authorized Technical Education Centers and Novell Authorized Education Centers, and its organized and disciplined sales system distinguishes it from these competitors.

The Company also competes in certain locations with computer resellers like Inacom, Vanstar, and IKON, as well as computer retailers such as CompUSA.

MULTIMEDIA, COMPUTER BASED TRAINING, DISTANCE LEARNING, AND INTERNET TRAINING:

Instructor-led training has historically been the dominant delivery method for information technology training. Multimedia, CBT, distance learning and Internet training have been small but growing delivery methods. According to IDC, these training delivery methods are expected to grow at a faster rate than instructor-led training through the year 2001. The Company recognizes that its future success depends on, among other factors, the market's continued acceptance of instructor-led training as a delivery method for information technology training, the Company's ability to continue to market competitive instructor-led course offerings and the Company's ability to successfully capitalize on the potential of multimedia, CBT, distance learning, and Internet delivery methods. Using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of computer based products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997. As of December 31, 1997, there were 15 Masterware titles available for sale.

Information technology training can be broken into three segments: Segment 1, which includes the most sophisticated levels of training for programmers and software developers; Segment 2, which includes certification for engineers (Microsoft, Novell); and Segment 3, which includes the end-users of standard application software. The Company competes in Segments 2 and 3, with an estimated 32% of revenues from Segment 2 and 68% from Segment 3.

The Company competes with Catapult, Executrain, IKON, and Productivity Point in Segments 2 and 3. The Company competes marginally with Learning Tree and Global Knowledge Network in Segment 2. Currently, the Company does no training of programmers and software developers.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

The statements made in this Annual Report on Form 10-K that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are by no means limited to: (i) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology based training which could have more favorable economics with respect to timing and delivery costs and the emergence of "just in time" interactive training; (ii) the Company's ability to attract and retain qualified instructors; (iii) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to upgrading information systems and computer software by customers (v) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and
(vi) the Company's ability to manage the growth of its business.

The Company's strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in the United States which have demonstrated the ability to achieve exceptional profitability while increasing market share, and the acquisition of companies in similar or complementary businesses. The Company's growth strategy is premised on a number of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trend toward outsourcing. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely effected.

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

INSURANCE

The Company maintains liability insurance in amounts it believes to be adequate based on the nature of its business. While the Company believes that it operates its business safely and prudently, there can be no assurance that liabilities incurred with respect to a particular claim will be covered by insurance or, if covered, that the dollar amount of such liabilities will not exceed coverage limits.

TRADEMARKS

The Company has issued trademark registrations and pending trademark applications for the word mark "NEW HORIZONS" and for other trademarks incorporating the words "NEW HORIZONS." The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company's right to use the New Horizons name and trademarks in its business, except in Canada. However, the Company has been advised that it cannot register the word mark "NEW HORIZONS" in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in one foreign country. The Company believes that neither the pending claim nor the inability to register certain of its trademarks in certain foreign countries will have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

As of March 1, 1998, the Company employed a total of 496 individuals in its corporate operations and company-owned facilities. Of these employees, 134 are instructors, 112 are account executives, and 250 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell and Lotus.

None of New Horizons' employees is represented by a labor organization. New Horizons considers relations with its employees and outside contract instructors to be satisfactory.

ITEM 2.  PROPERTIES

The Company's corporate headquarters occupy 1,500 square feet in a facility in Morganville, New Jersey. The space is being sublet under a short-term agreement with the facility's primary tenant.

The offices for the Company's franchising business and company-owned training centers are located in Santa Ana and Irvine, California, pursuant to leases which expire in 2002 and 2001, respectively.

As of December 31, 1997, New Horizons operated training centers at six other leased facilities in California, Illinois, Ohio and New York with leases that expire from 1999 to 2008.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices if necessary.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in several lawsuits incidental to the ordinary conduct of its business. Under the terms of the sale of the Company's environmental business, the Company is required to indemnify the purchaser against liabilities arising out of pending litigation. The Company does not believe that the outcome of any or all these claims will have a material adverse effect upon its business or financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common stock is traded on the NASDAQ National Market System under the symbol NEWH. The following table sets forth the range of high and low bid quotations per share of Common stock from January 1, 1996 through December 31, 1997, as reported by the NASDAQ system.

1997                                                    HIGH        LOW
----                                                   ------      ------
1st Quarter         (January 1 - March 31)             13 7/8       9
2nd Quarter         (April 1 - June 30)                12 1/4       8 1/8
3rd Quarter         (July 1 - September 30)            13 3/4      10 1/4
4th Quarter         (October 1 - December 31)          16 1/8      12 5/8

1996                                                    HIGH         LOW
----                                                   ------       -----
1st Quarter         (December 31 - March 30)            5 3/4       4 7/8
2nd Quarter         (March 31 - June 29)               11 1/2       5 1/8
3rd Quarter         (June 30 - September 28)           11 3/8       6 3/4
4th Quarter         (September 29 - December 28)       14 5/8       9 3/4

As of March 24, 1998, the Company's Common stock was held by 197 holders of record. The Company has never paid cash dividends on its Common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    Summary Consolidated Financial Data (in thousands, except per share)

SELECTED CONSOLIDATED                                  1997       1996        1995         1994        1993
                                                    --------    --------    --------     --------    --------
STATEMENTS OF OPERATIONS DATA:
Total revenues                                      $  52,633   $  41,269   $  23,733    $   5,989   $      --
Cost of revenues                                       26,814      20,599      13,164        3,269          --
Selling, general and administrative expenses           23,368      19,063      11,757        2,813          --
                                                     --------    --------    --------     --------    --------
Operating income                                        2,451       1,607      (1,188)         (93)         --
Interest income (expense) net                             832        (140)        131           43          --
Gain from release of certain
   franchise obligations                                2,600         --          --            --          --
                                                     --------    --------    ---------    --------    --------
Income (loss) from continuing operation
   before income taxes                                  5,883       1,467      (1,057)         (50)         --
Provision (benefit) for income taxes                    2,269         669        (440)         (35)         --
                                                     --------    --------    --------     --------    --------
Income (loss) from continuing operations                3,614         798        (617)         (15)         --
Income (loss) from discontinued operations
   net of applicable income taxes of $0, $85,
   $510, $1569, and $821, for 1997, 1996, 1995,
   1994, and 1993, respectively                           349        (130)        424        2,346       1,374

Loss on disposal of discontinued operations                --      (7,303)         --           --          --
                                                     --------    --------    --------     --------    --------
Income (loss) on discontinued operations                  349      (7,433)        424        2,346       1,374
                                                     --------    ---------   --------     --------    --------
Net income (loss)                                   $   3,963   $  (6,635)  $    (193)   $   2,331   $   1,374
                                                     ========    =========   =========    ========    ========
BASIC EARNINGS PER SHARE
Income (loss) per share from continuing
   operations                                       $     0.51  $    0.12   $   (0.09)   $    0.00   $    0.00
Income (loss) per share from discontinued
   operations                                             0.05      (1.08)       0.06         0.34        0.20
                                                    ----------   ---------   --------     --------    --------
Net income (loss) per share                         $     0.56  $   (0.96)  $   (0.03)   $    0.34   $    0.20
                                                     =========    ========    ========     =======     =======
DILUTED EARNINGS PER SHARE
Income (loss) per share from continuing
   operations                                       $     0.50  $    0.11   $   (0.09)   $    0.00   $    0.00
Income (loss) per share from discontinued
   operations                                             0.05      (1.06)       0.06         0.34        0.20
                                                    ----------   ---------   --------     --------    --------
Net income (loss) per share                         $     0.55  $   (0.95)  $   (0.03)   $    0.34   $    0.20
                                                     =========    ========    ========     =======     =======

SELECTED CONSOLIDATED BALANCE SHEET DATA

                                         DECEMBER 31,   DECEMBER 28,   DECEMBER 30,   DECEMBER 31,   JANUARY 1,
SELECTED CONSOLIDATED BALANCE SHEET          1997           1996           1995           1994          1994
DATA:                                    ------------   ------------   ------------   ------------   ----------
Working capital                            $27,002        $23,066        $28,898        $30,802        $38,194
Total assets                                66,571         60,472         56,477         53,651         52,393
Long term obligations
 less current portion                        1,517          2,330            650            464           --
Total stockholders' equity                  49,056         43,757         49,428         49,637         47,060

(1) Certain reclassifications were made in 1996, 1995, 1994, and 1993 to conform with the presentation in 1997.

(2) The operating results of New Horizons are included in 1997, 1996 and 1995 for the entire year and for the period from August 15, 1994 through December 31, 1994 for 1994. The Company acquired certain assets of a computer training school and all the issued and outstanding shares of stock of a computer training franchising company on August 15, 1994. The Company entered the technology training and education market with these acquisitions.

(3) As of December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (EPS), ("SFAS No. 128"). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding options. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and "SELECTED CONSOLIDATED FINANCIAL DATA" included elsewhere in this report.

GENERAL

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to 1997 the Company also operated an environmental remediation business. As a result of the completion of the sale of Handex Environmental, Inc. to ECB, Inc. in December 1996, the results of operations for the Company's environmental business segment have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Although the Company operates in a single business segment, its operations are comprised of two distinct businesses: one operates wholly-owned computer training centers, and the other supplies systems of instruction, sales and management concepts concerning computer training to independent franchisees.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights; training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees; and percentage royalty fees received on the sales of courseware. Cost of revenues consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, courseware development, accounting and finance support, Major Account Program support, advertising expenses, and franchise sales expenses.

RESULTS OF OPERATIONS  1997 VERSUS 1996

REVENUES OF CONTINUING OPERATIONS

Revenues for 1997 increased $11,364,000 to $52,633,000 or 27.5% over the $41,269,000 realized in 1996. Revenues include revenues from company-owned locations, initial franchise fees and royalties from franchise operations. The increase in revenues was attributable to significant growth in royalties and from revenues at company-owned locations.

Revenues at company-owned centers increased 23.1% to $38,692,000 from $31,425,000 in 1996. The increase was primarily attributable to the addition of a new training center in New York City, the full year's operation of the Los Angeles training center and the addition of classrooms in the Santa Ana training facility.

In the Company's franchising operation, royalty fees for 1997 were $12,686,000, up 48.0% over the 1996 total of $8,574,000. The increase was principally due to a 39.4% revenue increase at locations open more than one year and the addition of 28 franchise locations during the year. Franchise fees for 1997 were $1,255,000, down 1.3% from the 1996 total of $1,271,000. At the end of 1997, there were 175 franchise locations in operation, up 19.0% over the 147 in operation at the end of 1996. One hundred fourteen locations operate in the U.S. and Canada while 61 operate in 21 other countries around the world.

Systemwide revenues, which are defined as revenues from all centers, both company-owned and franchised, increased to $267,377,000 at the end of 1997, up 39.2% from $192,134,000 in 1996.

COST OF REVENUES OF CONTINUING OPERATIONS

Cost of revenues increased $6,214,000 or 30.2% for 1997 compared to 1996. As a percentage of revenues, cost of revenues increased to 50.9% for 1997 from 49.9% for 1996. Cost of revenues includes direct training costs, such as instructor payroll and benefits, facilities rent, cost of computer equipment, courseware consumption and development costs, and other training delivery costs.

The increase in cost of revenues in absolute dollars and as a percentage of revenues was due to higher training, facilities and depreciation expenses associated with the addition of a new center in New York City, the expansion of the center in Santa Ana, and the full year's operation of the new company-owned training center in Los Angeles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF CONTINUING OPERATIONS

Selling, general and administrative expenses increased $4,305,000 or 22.6% for 1997 compared to 1996. As a percentage of revenues, selling, general and administrative expenses declined to 44.4% for 1997 from 46.2% for 1996. The increase in absolute dollars for selling, general and administrative expenses was due primarily to growth in spending in the areas of sales and marketing, national advertising, expansion of the Major Accounts Program, franchise support for domestic and international operations, and expenses associated with the new center in Los Angeles and expansion in New York City. The decrease in selling, general and administrative expense as a percentage of revenues was principally due to the significant growth in revenues and control of the addition of non-revenue producing employees.

OPERATING INCOME FROM CONTINUING OPERATIONS

Operating income for 1997 increased $844,000 to $2,451,000 or 52.5% from $1,607,000 in 1996. As a percentage of revenues, operating income was 4.7% compared to 3.9% in 1996. The increase in operating income for 1997 in absolute dollars and as a percentage of revenues was due principally to the growth in company-owned and franchising revenues and the reduction in selling, general and administrative expenses, as a percentage of revenue.

INTEREST INCOME (EXPENSE) FROM CONTINUING OPERATIONS

Interest income for 1997 increased $1,090,000 or 517% to $1,301,000 compared with $211,000 in 1996. As a percentage of revenues, interest income increased to 2.5% for 1997 from 0.5% for 1996. The Company earned $835,000 in tax free income up from $211,000 in 1996. The increase in interest income in 1997, both in absolute dollars and as a percentage of revenues, was due mainly to the substantial increase in short term investment funds resulting from the sale of the environmental business and the cash received from the release of certain franchise obligations discussed below.

Interest expense increased $118,000 to $469,000 for 1997 or 33.6% compared to $351,000 in 1996. As a percentage of revenues, interest expense was 0.9% for both 1997 and 1996. The rise in interest expense in absolute dollars was due mainly to purchases of equipment under capital lease arrangements in 1996, and bank financing in 1997.

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

INCOME TAXES OF CONTINUING OPERATIONS

The provision for income taxes as a percentage of income before income taxes was 38.6% for 1997 compared to 45.6% for 1996. The decrease in the effective tax rate was due principally to higher tax free interest income resulting from the investment of excess cash primarily in tax free municipal bond funds.

NET INCOME FROM CONTINUING OPERATIONS

Net income from continuing operations for 1997 was $3,614,000 an increase of $2,816,000 or 353% as compared to $798,000 for 1996.

RESULTS OF OPERATIONS  1996 VERSUS 1995

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

Revenues at company-owned centers increased 68.2% to $31,425,000 from $18,686,000 in 1995. The increase was primarily attributable to a 46.2% growth in revenues at company-owned centers open over one year, which was due to more effective use of physical facilities and the addition of classrooms. In addition, the increase was partially attributable to the opening of a company-owned training center in Los Angeles during the first quarter of 1996 and the inclusion of the results of the Cleveland training center which the Company began consolidating effective as of the beginning of fiscal 1996 when the Company assumed full control of its operations.

In the Company's franchising operation, initial franchise fees increased 88.6% to $1,271,000 from $674,000 in 1995. The increase was due primarily to the greater number of franchises sold in 1996 versus 1995. Franchise royalty fees for 1996 were $8,574,000, up 96% over the 1995 total of $4,374,000. The increase was principally due to a 65.8% revenue increase at locations open more than one year and the addition of 41 franchise locations during the year. At the end of 1996, there were 147 franchise locations in operation, up 38.7% over the 106 in operation at the end of 1995. Of these locations, 103 were in operation in the United States while 44 were in operation in 23 countries around the world.

Systemwide revenues, which are defined as revenues from all centers, both company-owned and franchised, increased to $192,134,000 at the end of 1996, up 86.9% from $102,787,000 in 1995.

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

For 1996 the increase in cost of revenues was due primarily to higher training, courseware and depreciation and amortization expenses, costs associated with the opening of the new company-owned training center in Los Angeles, and costs associated with the Cleveland operations. The decrease in cost of revenues as a percentage of revenues was primarily due to improved absorption of fixed costs and increased revenues.

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

Selling, general and administrative expenses for 1995 includes a provision for an investment loss and an asset write-off in the aggregate of $812,000. In February 1995, the Company entered into a joint venture and acquired a minority interest in a limited liability company by contributing the assets of its Cleveland operations and cash. In the third quarter of 1995, an affiliate of the venture's majority member filed for bankruptcy and the Company assumed management of the center operated by this joint venture. The Company provided for the loss on the joint venture in the amount of $650,000.

Operating results of this operation have been consolidated with the Company's continuing operations since January 1996. In addition, the Company wrote off the unamortized developmental costs of a software program which had been in development prior to its acquisition by the Company in August 1994. The write-off amounted to $162,000.

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

INTEREST INCOME (EXPENSE) FROM CONTINUING OPERATIONS

Interest income for 1996 decreased $20,000, or 8.7%, to $211,000 compared with $231,000 in 1995. As a percentage of revenues, interest income declined to 0.5% for 1996 from 1.0% for 1995. The decline in interest income in absolute dollars was due mainly to the utilization of cash reserves to satisfy the working capital needs of the discontinued environmental segment early in 1996. The decline in interest income as a percentage of revenues was primarily due to the growth in revenues.

Interest expense increased $251,000 to $351,000 for 1996, or 251%, compared to 1995. As a percentage of revenues, interest expense rose to 0.9% from 0.4% in 1995. The rise in interest expense, both in absolute dollars and as a percentage of revenues, was due mainly to purchases of equipment under capital lease arrangements.

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

DISCONTINUED OPERATIONS

SALE OF ENVIRONMENTAL BUSINESS UNIT AND CHANGE OF CORPORATE NAME

On December 27, 1996, Handex Corporation completed the sale of its environmental business segment to ECB, Inc. ("ECB"), a Florida corporation, and simultaneously changed its name from Handex Corporation to New Horizons Worldwide, Inc. (the "Company" or "New Horizons"). This name change was effected so as to more closely identify with its continuing educational training business, which conducts business under the name New Horizons Computer Learning Centers. Both the transaction and the name change were authorized by stockholders at a Special Meeting of the Stockholders held on December 20, 1996.

DESCRIPTION OF THE TRANSACTION

The Company sold all of the issued and outstanding shares of capital stock of Handex Environmental, Inc., a wholly-owned subsidiary of the Company, to ECB, Inc. Handex Environmental, Inc. was a holding company for several subsidiaries ("Environmental Subsidiaries") which conducted the Company's environmental remediation services.

Under the sale agreement, ECB acquired the stock of the Company's environmental subsidiaries with a net asset value of $10,300,000 for $4,600,000 in cash, and other consideration, including a promissory note and preferred stock in the amount of $3,700,000 and $2,000,000, respectively. Assets of the discontinued segment in excess of $10,300,000, consisting principally of accounts receivable were retained by the Company. The Company incurred a loss on the disposal of the segment of $7,303,000 consisting primarily of valuation reserves on the promissory note and the preferred stock in the amount of $2,960,000 and $1,600,000, respectively, a goodwill write-off of approximately $1,800,000 and transaction costs of approximately $966,000. There is no expected tax benefit from this loss.

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

The face amount of the non-cash consideration received by the Company (excluding the Warrants) was $5,700,000. However, because ECB was a newly organized entity with no history of prior operations, and because of the significant amount of indebtedness that ECB incurred in connection with the transaction, the Company established a valuation reserve with respect to the non-cash consideration in the amount of $4,560,000. In addition, neither the warrants nor the interest in the joint venture were given any value in determining the loss on the disposal of the environmental business or for balance sheet presentation purposes.

For a more detailed description of the transaction, see the Company's Proxy Statement dated December 3, 1996, and the appendices thereto and information incorporated by reference therein.

RESULTS OF DISCONTINUED OPERATIONS 1997 VERSUS 1996, AND 1996 VERSUS 1995

For the year ended December 31, 1997, the Company's involvement in the discontinued operations of Handex Environmental, Inc. consisted primarily of collecting accounts receivable and liquidating other assets received as part of the aforementioned dividend and resolving certain legal matters pertinent to the wind down of the environmental business.

In December 1997 the Company received $2,000,000 from ECB, Inc. in redemption of the 2,000 shares of Series A Preferred Stock which had a stated value of $1,000 per share. In 1996 the Company had established a valuation reserve of $1,600,000 against the face amount of the Preferred Stock which it reversed upon the receipt of the redemption proceeds. Upon further analysis of the remaining assets and liabilities of the environmental business, the Company recorded an additional provision of $1,251,000 to reflect the expected realization value of those assets and liabilities. As a result of the redemption of the Series A Preferred Stock ECB, Inc. was also able to redeem at no cost the six-year warrant to acquire 300,000 common shares of ECB at a price of $1.32 per share and the six-year warrant to acquire 85,000 common shares of ECB at a price of $1.60 per share. The Company, in 1996, ascribed no value to the warrants so the redemption in 1997 had no effect on its financial results.

As a result of the sale of the environmental business in 1996, the Company incurred a third quarter non-cash, after tax charge of $7,303,000, or $1.06 per share. This charge, representing a loss on the disposal of discontinued operations, consists primarily of the write-off of goodwill which approximated $1,800,000, transaction costs which approximated $966,000 and valuation reserves that totaled about $4,560,000. An operating loss from discontinued operations of $130,000, or $0.02 per share combined with the loss on disposal, resulted in a full year 1996 loss from discontinued operations of $7,433,000 or $1.08 per share.

LIQUIDITY AND  CAPITAL RESOURCES

As of December 31, 1997, the Company's current ratio was 2.8 to 1, working capital was $27,002,000 and its cash, cash equivalents and short term investments totaled over $26,187,000. Working capital as of December 31, 1997, reflected an increase of $3,936,000 from $23,066,000 as of December 28, 1996. The increase was due principally to the net income earned for the year and the proceeds received from the redemption of the 2,000 shares of Series A Preferred Stock of ECB, Inc.

As part of the sale transaction of the environmental business in 1996, the Company retained over $9,300,000 in net accounts receivable. By the end of 1997 $6,700,000 of these receivables had been collected by the Company. Approximately $2,700,000 of the retained receivables are due from the State of Florida's Inland Protection Trust Fund. The payment term for these receivables is dependent on the State's funding position.

In a separate transaction, on February 28, 1997, the Company received cash consideration of $2,600,000 in return for releasing the franchise obligations of an owner of four New Horizons franchises in New York State.

The Company presently intends to use its cash to support the expansion of the educational business.

The Company currently maintains a $2,750,000 credit facility for the purchases of equipment with a commercial bank, of which $2,692,000 was available at December 31, 1997. This facility bears interest at a variable interest rate equal to .5% over the bank's prime rate (8.5% at December 31, 1997). The credit facility expires on June 1, 1998 at which time the Company expects to enter into a similar credit facility for future equipment purchases.

At December 31, 1997 the Company had term loans outstanding with its bank in the amount of $901,000. On February 4, 1998 the Company paid off those loans in full.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of state-of-the-art computer equipment, software and training facilities. During 1997, New Horizons spent approximately $4,455,000 on capital items. Capital expenditures for 1998 are expected to total approximately $2,300,000.

Management believes that its current working capital position, cash flows from operations, cash collected from retained accounts receivable, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

As of December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding options. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with 1998 and will result in an additional statement that reports comprehensive income and expanded disclosure regarding the Company's operations on a segmented basis.

YEAR 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issues. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1999.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages F-1 to F-15 and page 21 contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 1997 the Company dismissed its independent accountants KPMG Peat Marwick, LLP. The accountants' reports for the year's ended December 28, 1996 and December 30, 1995 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the aforementioned periods and the interim periods through dismissal there were no disagreements with KPMG Peat Marwick, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On October 1, 1997 Deloitte & Touche, LLP was selected as the Company's independent accountants.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
New Horizons Worldwide, Inc.:

     We have audited the accompanying consolidated balance sheet of New Horizons Worldwide, Inc. and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our audit also included the consolidated financial statement schedule for the year ended December 31, 1997 as listed in the Index at Item 14(a)(2). Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
February 27, 1998
Costa Mesa, California

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
New Horizons Worldwide, Inc.:

     We have audited the accompanying consolidated balance sheet of New Horizons Worldwide, Inc. and subsidiaries as of December 28, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 28, 1996. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the years ended December 28, 1996 and December 30, 1995, as listed in the accompanying index at Item 14(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 28, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended December 28, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Cleveland, Ohio
March 20, 1998


                          CONSOLIDATED BALANCE SHEETS

                 NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1997 AND DECEMBER 28, 1996
                                                                               1997            1996
                                                                          ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $  3,129,105    $ 11,410,868
    Investments                                                             23,057,960         300,000
    Accounts receivable, less allowance for doubtful accounts of
        $1,692,687 in 1997 and $1,610,854 in 1996                           11,887,108      17,703,228
    Inventories                                                                720,144         606,453
    Prepaid expenses                                                           731,327         538,809
    Deferred income tax assets (Note 5)                                      1,428,862         825,329
    Other current assets                                                       886,380       5,032,769
                                                                          ------------    ------------
        Total current assets                                                41,840,886      36,417,456

Property, plant and equipment, net (Note 3)                                  7,848,032       6,804,774

Excess of cost over net assets of acquired companies, net of
    accumulated amortization of $1,237,868 in 1997 and $868,143 in 1996     13,546,529      13,920,041
Cash surrender value of life insurance (Note 6)                                758,047         674,350
Other assets (Note 6)                                                        2,577,836       2,655,761
                                                                          ------------    ------------

TOTAL ASSETS                                                              $ 66,571,330    $ 60,472,382
                                                                          ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term obligations (Note 2)   $  1,791,553    $  1,449,052
    Accounts payable                                                         2,489,107       2,302,469
    Income taxes payable                                                     1,049,456          96,145
    Other current liabilities (Note 7)                                       9,508,395       9,504,275
                                                                          ------------    ------------
        Total current liabilities                                           14,838,511      13,351,941

Long-term obligations, excluding current portion (Note 2)                    1,516,518       2,329,672
Deferred income tax liability (Note 5)                                         562,542         798,215
Deferred rent (Note 10)                                                        598,212         235,535
                                                                          ------------    ------------
        Total liabilities                                                   17,515,783      16,715,363
                                                                          ------------    ------------
Commitments and contingencies (Note 10)                                           --              --

Stockholders' equity (Note 9):
    Preferred stock without par value, 2,000,000 shares authorized, no
         shares issued                                                            --              --
    Common stock, $.01 par value, 15,000,000 shares authorized; issued and outstanding 7,327,331 shares in 1997 and 7,163,660 shares
         in 1996                                                                73,273          71,637
    Additional paid in capital                                              26,645,506      25,312,279
    Retained Earnings                                                       23,634,893      19,671,228
    Treasury stock - 185,000 shares in 1997 and 1996                        (1,298,125)     (1,298,125)
                                                                          ------------    ------------
        Total stockholders' equity                                          49,055,547      43,757,019
                                                                          ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 66,571,330    $ 60,472,382
                                                                          ============    ============


           See accompanying notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

     YEARS ENDED DECEMBER 31, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                              1997           1996            1995
                                                          ------------   ------------    ------------
Revenues
    Franchising
        Franchise fees                                    $  1,255,135   $  1,270,500    $    673,588
        Royalties                                           12,686,400      8,573,968       4,373,883
                                                          ------------   ------------    ------------
        Total franchising revenues                          13,941,535      9,844,468       5,047,471
    Company-owned training centers                          38,691,543     31,425,027      18,685,737
                                                          ------------   ------------    ------------
        Total revenues                                      52,633,078     41,269,495      23,733,208
Cost of revenues                                            26,813,990     20,599,592      13,164,000
Selling, general and administrative expenses                23,367,986     19,062,680      11,757,631
                                                          ------------   ------------    ------------
Operating income (loss)                                      2,451,102      1,607,223      (1,188,423)
Gain from release of certain franchise obligations           2,600,000           --              --
Interest income (expense), net                                 832,317       (140,347)        130,595
                                                          ------------   ------------    ------------
Income (loss) from continuing operations before
    income taxes                                             5,883,419      1,466,876      (1,057,828)
Provision (benefit) for income taxes                         2,268,809        668,982        (440,474)
                                                          ------------   ------------    ------------
Income (loss) from continuing operations                     3,614,610        797,894        (617,354)

Discontinued operations (Note 12):
    Income (loss) from discontinued operations
        net of applicable income taxes of $0, $84,583,
        and $509,983 for 1997, 1996 and 1995,
        respectively                                           349,055       (130,041)        424,313
    Loss on disposal of discontinued operations                   --       (7,303,000)           --
                                                          ------------   ------------    ------------
    Income (loss) from discontinued operations                 349,055     (7,433,041)        424,313
                                                          ------------   ------------    ------------
Net income (loss)                                         $  3,963,665   $ (6,635,147)   $   (193,041)
                                                          ============   ============    ============

BASIC EARNINGS PER SHARE
Income (loss) per share from continuing operations        $       0.51   $       0.12    $      (0.09)
Income (loss) per share from discontinued operations              0.05          (1.08)           0.06
                                                          ------------   ------------    ------------
Net income (loss) per share                               $       0.56   $      (0.96)   $      (0.03)
                                                          ============   ============    ============

DILUTED EARNINGS PER SHARE

Income (loss) per share from continuing operations        $       0.50   $       0.11    $      (0.09)
Income (loss) per share from discontinued operations      $       0.05   $      (1.06)   $       0.06
                                                          ------------   ------------    ------------
Net income (loss) per share                               $       0.55   $      (0.95)   $      (0.03)
                                                          ============   ============    ============

           See accompanying notes to consolidated financial statements


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

     YEARS ENDED DECEMBER 31, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                                    ADDITIONAL
                                                 COMMON STOCK         PAID-IN        RETAINED        TREASURY     STOCKHOLDERS'
                                              SHARES      AMOUNT      CAPITAL        EARNINGS         STOCK          EQUITY
                                             ---------   -------   ------------    ------------    -----------    ------------
BALANCE AT JANUARY 1, 1995                   7,050,212   $70,502   $ 24,365,566    $ 26,499,416    $(1,298,125)   $ 49,637,359

Registration expense for warrants
     issued in 1994                               --        --          (16,024)           --             --           (16,024)

Net loss, year ended December 30, 1995            --        --             --          (193,041)          --          (193,041)
                                             ---------   -------   ------------    ------------    -----------    ------------

BALANCE AT DECEMBER 30, 1995                 7,050,212    70,502     24,349,542      26,306,375     (1,298,125)     49,428,294

Issuance of Common Stock for stock
     options                                   113,448     1,135        742,094            --             --           743,229

Income tax benefit from the exercise of
     stock options                                --        --          224,243            --             --           224,243


Registration expense for warrants
     issued in 1994                               --        --           (3,600)           --             --            (3,600)


Net loss, year ended December 28, 1996            --        --             --        (6,635,147)          --        (6,635,147)
                                             ---------   -------   ------------    ------------    -----------    ------------

BALANCE AT DECEMBER 28, 1996                 7,163,660    71,637     25,312,279      19,671,228     (1,298,125)     43,757,019

Issuance of Common Stock for stock options     163,671     1,636      1,035,306            --             --         1,036,942


Income tax benefit from the exercise of           --        --          297,921            --             --           297,921
    stock options

Net income, year ended December 31, 1997          --        --             --         3,963,665           --         3,963,665
                                             ---------   -------   ------------    ------------    -----------    ------------

BALANCE AT DECEMBER 31, 1997                 7,327,331   $73,273   $ 26,645,506    $ 23,634,893    $(1,298,125)   $ 49,055,547
                                             =========   =======   ============    ============    ===========    ============

 See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

     YEARS ENDED DECEMBER 31, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                                   1997            1996           1995
                                                              ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $  3,963,665    $ (6,635,147)   $  (193,041)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                3,785,780       2,863,405      1,724,023
    Loss on disposal of equipment                                    3,503          44,519        161,748
    Deferred  income taxes                                        (839,206)         16,768         40,601
    Gain from release  of certain franchise  obligations        (2,600,000)           --             --
    Cash provided (used) from the change in:
        Accounts receivable                                      5,816,120      (1,547,077)       (88,061)
        Inventories                                               (113,691)       (236,863)      (198,424)
        Prepaid expenses and other current assets                3,953,871        (429,914)      (259,793)
        Other  assets                                           (1,577,436)       (389,797)      (500,619)
        Accounts payable                                           186,638       3,459,559        426,270
        Accrued expenses                                             4,120       2,555,357      2,218,028
        Income taxes payable (refundable)                        1,251,232         739,862        (83,949)
        Deferred rent                                              362,677          28,813           --
        Non-cash charges and working capital changes
               from discontinued operations                       (349,057)      7,767,991      1,552,022
                                                              ------------    ------------    -----------
               Net cash provided  by operating activities       13,848,216       8,237,476      4,798,805
                                                              ------------    ------------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                          (22,757,960)           --       (5,775,000)
    Redemption of marketable securities                               --         2,475,000      6,940,000
    Cash surrender value of life insurance                         (83,697)           --             --
    Cash received from release of certain franchise
        obligations                                              2,600,000            --             --
    Cash received on redemption of preferred stock               2,000,000            --             --
    Additions to property, plant and equipment:
        Continuing operations                                   (4,454,611)     (4,943,098)    (2,688,458)
        Discontinued operations                                       --        (1,010,213)    (1,500,578)
    Cash paid for acquired companies, net of cash acquired:
        Continuing operations                                         --           (56,403)      (500,327)
        Discontinued operations                                       --              --         (368,262)
                                                              ------------    ------------    -----------
        Net cash used by investing activities                  (22,696,268)     (3,534,714)    (3,892,625)
                                                              ------------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                       1,036,942         743,229           --
    Proceeds from debt obligations                               1,265,447       3,383,921        766,992
    Principal payments on debt obligations                      (1,736,100)     (1,067,852)      (714,171)
    Other                                                             --            (3,600)       (16,024)
                                                              ------------    ------------    -----------
        Net cash provided by financing activities                  566,289       3,055,698         36,797
                                                              ------------    ------------    -----------

Net increase (decrease) in cash and  cash equivalents           (8,281,763)      7,758,460        942,977

Cash and cash equivalents at beginning of period                11,410,868       3,652,408      2,709,431
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of  period                   $  3,129,105    $ 11,410,868    $ 3,652,408
                                                              ============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash was paid for:
        Interest                                              $    322,824    $    351,325    $   104,460
                                                              ============    ============    ===========
        Income taxes                                          $  1,530,376    $    287,465    $   568,650
                                                              ============    ============    ===========

           See accompanying notes to consolidated financial statements

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

New Horizons Worldwide, Inc. (New Horizons or the Company) both owns and franchises computer training centers. The Company's training centers provide application software and technical certification training to a wide range of employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. As of December 31, 1997, the Company and its franchisees delivered training in 8 company-owned and 175 franchised locations in 23 countries around the world.

On December 27, 1996, the Company completed a transaction to sell its environmental business (Note 12) and simultaneously changed its name from Handex Corporation to New Horizons Worldwide to more closely identify with its continuing educational training business. As a result of the transaction, the Company's educational business is its sole business. New Horizons, the surviving company, remains a public company, trading under the symbol "NEWH" on NASDAQ.

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of New Horizons Worldwide, Inc., and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

FRANCHISE SALES

The terms of a typical franchise agreement allow for the sale of individual franchises to operators of computer learning centers for an initial fee of $20,000, $40,000 or $60,000 depending on the estimated number of personal computers within a given territory. Operators of existing computer training centers receive a $5,000 or $10,000 conversion allowance against the initial fee, depending on the market size. Additionally, franchisees are assessed the following fees, among other fees, as defined by the franchise agreement:

    a.   CONTINUING MONTHLY ROYALTY

         The fee amount is equal to the greater of 3% to 6% of gross revenues or $1,000. Amounts commence accruing on the effective date of the franchise agreement for new operators and in the sixth month after the effective date of the franchise agreement for operators converting their existing computer learning center to a New Horizons.

    b.   COURSE MATERIAL ROYALTY

         The fee amount is equal to 9% of gross revenues from course materials sold to third parties.

    c.   MARKETING AND ADVERTISING FEE

         The fee amount is equal to 1% of gross revenues for franchisees in the United States and Canada. Amounts commence accruing on the date the franchise commences operation of the franchise business.

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

REVENUE RECOGNITION

Revenues for training services and franchise royalty fees are recognized as earned. Initial franchise fees are recognized when the Company has supplied substantially all of the services and met all of the conditions of the sale of the franchise rights.

INVESTMENTS

The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and December 28, 1996, the Company's investments have been categorized as "available for sale" and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are to be included as a component of stockholders' equity, net of tax, until realized. Investments consist principally of $5,400,000 of tax exempt bonds and $17,658,000 of municipal bond funds. As of December 31, 1997, the tax exempt bonds consisted of $2,900,000 of bonds scheduled to mature in July 2022 and $2,500,000 of bonds scheduled to mature in November 2025.

There were no unrealized gains or losses as of December 31, 1997 and December 28, 1996, as fair value approximated cost. During the years ended December 31, 1997 and December 28, 1996, there were no realized gains or losses from the sale of securities.

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

Depreciation is provided over the estimated useful lives of the respective assets, using the straight line method as follows:

                 Equipment                    3 to 5 years
                 Furniture and fixtures       5 to 10 years
                 Leasehold Improvements       Term of lease

INCOME TAXES

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

INTANGIBLES AND OTHER LONG-LIVED ASSETS

The excess of cost over net assets acquired is being amortized on a straight-line basis principally over 40 years. The Company assesses the recoverability of its long lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with purchased maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company's credit risk on trade receivables is diversified over a wide geographic area and many customers. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables, and collateral is generally not required to be provided by the customer.

EARNINGS PER SHARE

As of December 31, 1997 the Company adopted SFAS No. 128, "Earnings Per Share"
(EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding options. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options, computed using the treasury stock method. Dilutive options are not considered in the calculation of net loss per share.

The weighted average number of shares outstanding used in determining Basic EPS was 7,070,831 in 1997, 6,881,604 in 1996, and 6,865,212 in 1995. The weighted average number of shares outstanding used in determining Diluted EPS was 7,294,269 in 1997, 6,981,894 in 1996, and 6,865,212 in 1995. The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options outstanding during the respective periods.

STOCK BASED COMPENSATION

In 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted the pro forma disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair value based method on net income and net income per share in the financial statement footnotes. (See Note 9 - Stock Option Plan)

USE OF ESTIMATES

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with 1998 and will result in an additional statement that reports comprehensive income and an expanded disclosure regarding the Company's operations on a segmented basis.

RECLASSIFICATION

Certain items on the 1996 and 1995 consolidated balance sheets, statements of operations and cash flows have been reclassified to conform to the 1997 presentation.


2.  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

    The Company's debt and capital lease obligations are as follows:
                                                                        1997             1996
                                                                     -----------    -------------

Note payable to bank at 9.0% interest rate, due June 1, 1998         $    57,559    $        --

Amounts due under capital leases with effective interest
rates ranging from 8.5% to 14.6% per annum                             2,349,742      3,708,192

Note payable to bank at 9.99% interest rate, payable in
monthly principal and interest installments of $9,306                       --           70,532

Note payable to bank at 9.5% interest rate, payable in monthly principal and interest installments of $34,471, secured by certain
 assets of the Company                                                   900,770            --
                                                                     -----------   -------------
                                                                       3,308,071       3,778,724
Less: Current portion of notes payable and long-term
obligations                                                           (1,791,553)     (1,449,052)
                                                                     -----------    -------------
                                                                     $ 1,516,518   $   2,329,672
                                                                     ===========   =============

    The following is a summary of future payments required under the above obligations:

          1998                                                  $ 1,791,553
          1999                                                    1,186,619
          2000                                                      308,399
          2001                                                       21,500
                                                                ===========
                                                                $ 3,308,071

The Company currently maintains a $2,750,000 credit facility for the purchases of equipment with a commercial bank of which $2,692,000 was available at December 31, 1997. This facility bears interest at a variable interest rate equal to .5% over the bank's prime rate (8.5% as of December 31, 1997). The credit facility expires on June 1, 1998 at which time the Company expects to enter into a similar credit facility for future equipment purchases.

3.  PROPERTY PLANT AND EQUIPMENT

    The components of property, plant and equipment are summarized below:

                                                     1997            1996
                                                 ------------    ------------

Leasehold improvements                           $  1,747,546    $  1,470,707
Equipment and software                             11,087,869       7,413,307
Furniture and fixtures                              2,366,347       1,847,143
                                                 ------------    ------------
                                                   15,201,762      10,731,157
Less accumulated depreciation and amortization     (7,353,730)     (3,926,383)
                                                 ------------    ------------
    Property, plant and equipment, net           $  7,848,032    $  6,804,774
                                                 ============    ============

    Included in the Company's property and equipment are equipment and leasehold improvements under capital leases amounting to $4,808,887 (1997) and $5,327,936
(1996), net of accumulated depreciation of $2,551,357 (1997) and $1,626,909
(1996).

4.  CHANGE IN FISCAL YEAR

    The Company has changed its accounting period from a 52-53 week year ending on the Saturday nearest December 31 to a calendar year.

5.  INCOME TAXES

    Income tax expense for the periods below differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to the pretax income as a result of the following:

                                                 1997            1996            1995
                                             -----------     -----------     -----------
Computed "expected" tax expense
     (benefit)                               $ 2,059,196     $   513,406     $  (370,239)
Amortization of excess of cost over
     net assets acquired                          14,700          14,700          14,700
State and local tax expense (benefit), net
     of federal income tax effect                345,220          88,900         (61,300)
Foreign income tax                               200,719         128,456          36,740
Interest income from tax-free investments       (283,922)        (71,700)        (64,200)
Other                                            (67,104)         (4,780)          3,825
                                             -----------     -----------     -----------
Income tax expense                           $ 2,268,809     $   668,982     $  (440,474)
                                             ===========     ===========     ===========

Effective rates                                     38.6%           45.6%          (41.6%)
                                             ===========     ===========     ===========


                                                    1997            1996            1995
                                             -----------     -----------     -----------
Income tax expense consists of:
    Federal
           Current                             1,755,077     $   389,056     $  (425,010)
           Deferred                             (313,448)         16,768          40,601
    State and local                              523,061         134,702         (92,805)
    Foreign                                      304,119         128,456          36,740
                                             -----------     -----------     -----------
                                             $ 2,268,809     $   668,982     $  (440,474)
                                             ===========     ===========     ===========


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and December 28, 1996, are presented below:

                                                           1997         1996
                                                        ----------   ----------
Deferred tax assets:
    Accounts receivable, principally due to allowance
         for doubtful accounts                          $  391,829   $  186,994
    Reserve for uninsured losses and litigation            687,665      564,925
    Accrued expenses                                       424,977      141,085
    Property, plant and equipment, principally due to
         differences in depreciation                       183,575         --
                                                        ----------   ----------
    Deferred tax assets                                  1,688,046      893,004
                                                        ----------   ----------

Deferred tax liabilities:
    Property, plant and equipment, principally due to
         differences in depreciation                          --        275,736
    Excess of cost over net assets of acquired company     736,388      522,479
    Loss on joint venture                                    9,729       22,790
    Other                                                   75,609       44,885
                                                        ----------   ----------
    Deferred tax liabilities                               821,726      865,890
                                                        ----------   ----------

    Net deferred income taxes                           $  866,320   $   27,114
                                                        ==========   ==========

    There is no valuation allowance required at December 31, 1997 and December 28, 1996.

6.  OTHER ASSETS

    A.   NOTES RECEIVABLE FROM OFFICER

         Included in other assets are notes receivable from an officer of the Company in the aggregate amount of $624,941 which bear interest at a weighted average rate of 7.3%. The notes receivable are demand notes secured by the proceeds from certain life insurance policies.

    B.   NON-CASH PROCEEDS OF SALE OF ENVIRONMENTAL BUSINESS

         Other assets also includes a $3,700,000 note receivable from ECB, Inc. bearing an interest rate of 6% with a valuation reserve of $2,960,000. Terms of the note receivable provide for interest in 1997 to be accrued and added to the principal balance. Beginning on March 31, 1998 interest will be paid quarterly in arrears. Annual principal payments are scheduled to commence in April 1999 with the minimum principal payments being $250,000, $500,000, and $750,000 for 1999, 2000, and
         2001, respectively, with the balance due April 30, 2002.

    Other assets consist of:

                                              1997           1996
                                           -----------    -----------
         Notes receivable from ECB Inc.    $ 3,933,976    $ 3,700,000
         Preferred Stock in ECB, Inc.             --        2,000,000

         Valuation reserve for ECB, Inc.    (2,960,000)    (4,560,000)
         Other                               1,603,860      1,515,761
                                           -----------    -----------
                                           $ 2,577,836    $ 2,655,761
                                           ===========    ===========


7.  OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                     1997         1996
                                                  ----------   ----------
       Deferred revenues                          $2,489,973   $1,964,962
       Accounts payable to franchisees             1,959,989    1,454,089
       Salaries, wages and commissions  payable    1,129,532      922,923
       Unexpended advertising fund                   986,135      635,707
       Accrued expenses in connection with the
            disposition of the environmental
            segment                                1,744,424    3,711,030
       Other                                       1,198,342      815,564
                                                  ----------   ----------
                                                  $9,508,395   $9,504,275
                                                  ==========   ==========


8.   EMPLOYEE SAVINGS PLAN

     The Company established a 401(k) Profit Sharing Trust and Plan in which employees not currently covered by a collective bargaining agreement are eligible to participate. None of the Company's employees is currently covered by a collective bargaining agreement. The plan was established in 1995 and is non-contributory.

9.  STOCK OPTION PLAN

     The Company maintains a key employee stock option plan which provides for the issuance of non-qualified options, incentive stock options and stock appreciation rights. The plan currently provides for the granting of options to purchase up to 1,200,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price. All options were granted at fair market value at dates of grant.

The stock option plan for directors who are not employees of the Company provides for the issuance of up to 75,000 shares of common stock and may be issued at such price per share and on such other terms and conditions as the Compensation Committee may determine. All options were granted at fair market value at dates of grant.

     Changes in shares under option for 1997, 1996 and 1995 are summarized as follows:

                                                   1997                     1996                     1995
                                           ---------------------   ---------------------    ---------------------
                                                        WEIGHTED                WEIGHTED               WEIGHTED
                                                         AVERAGE                 AVERAGE                AVERAGE
                                            SHARES       PRICE      SHARES        PRICE     SHARES       PRICE
                                           --------    ---------   ---------     --------   --------    --------
Outstanding, beginning of  year .....       619,641    $    7.70     738,489     $   7.53    748,650    $   7.59
   Granted ..........................       200,000        12.52        --            --      30,739        6.00
   Exercised ........................      (134,441)        7.84    (113,448)        6.55       --           --
   Canceled .........................       (12,950)        8.86      (5,400)        7.53    (40,900)       7.59
                                           --------    ---------   ---------     --------   --------    --------

Outstanding, end of year ............       672,250    $    9.08     619,641     $   7.70    738,489    $   7.53
                                           ========    =========   =========     =====      ========    ========

Options exercisable, end of year.....       414,250    $    7.13     454,651     $   7.66    424,250    $   7.36
                                           ========    =========   =========     ========   ========    ========

Weighted average fair value of
 options granted during the  year ...      $   7.71                $    --                  $   3.56
                                           ========                =========                ========

Outstanding stock options at December 31, 1997 consist of the following:

                                   OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                               -----------------------------     ----------------------
                                         WEIGHTED
            RANGE OF                     AVERAGE    WEIGHTED                   WEIGHTED
            EXERCISE                    REMAINING    AVERAGE                   AVERAGE
             PRICES            SHARES     LIFE        PRICE      SHARES        PRICE
       ----------------        -------   (YEARS)    --------     -------       --------
                                        ---------
       $  6.00 - $ 8.81        510,000     6.1       $ 7.70      412,000       $ 7.10
         11.06 -  15.56        162,250     5.2        13.42        2,250        11.20
                               -------                           -------

          6.00 -  15.56        672,250     5.8       $ 9.08      414,250       $ 7.13
                               =======               ======      =======       ======

    The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for 1997 and 1995 assuming a risk-free interest rate of 6.5%, volatility of 55%, zero dividend yield, and expected lives of 6 years for both periods. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized related to stock options. If compensation expense was determined based on the fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           1997
                                                        -----------
         Net Income                     As reported     $ 3,963,665
                                        Pro forma         3,826,775

         Basic Earnings Per Share       As reported     $   0.56
                                        Pro forma           0.54

         Diluted Earnings Per Share     As reported     $   0.55
                                        Pro forma           0.53

    SFAS No. 123 had no impact on the financial statements for the years ended December 28, 1996 and December 30, 1995.

    The impact of outstanding nonvested stock options granted prior to 1995 have been excluded from the pro forma calculation. Accordingly, the pro forma adjustment for 1997 is not indicative of future period pro forma adjustments.

    As of December 31, 1997, there were 154,111 shares of common stock under the Stock Option Plans that were available for future grant.

    On December 31, 1997, the Company granted warrants to purchase up to 35,000 shares of its common stock at a price of $12.50 per share to a consultant to the Company. The Company will record compensation expense of approximately $275,000 ratably over the two year vesting period of the warrants.

10. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its offices, training facilities and certain equipment under operating and capitalized lease obligations. Operating leases expire on various dates through 2008. The Company recognizes rent expense on a straight line basis and records deferred rent based on the difference between cash paid and straight line expense. Rent expense was $2,741,069, $1,760,764, and $1,051,396 for 1997, 1996, and 1995, respectively.

    Under the terms of the leases, future minimum commitments at December 31, 1997 are as follows:

      Year Ending December 31:             CAPITAL LEASES      OPERATING LEASES
                                           --------------      ----------------
          1998                              $  1,590,250        $   2,251,821
          1999                                   855,782            2,369,419
          2000                                   136,076            2,416,685
          2001                                    23,402            2,457,179
          2002                                        --            2,097,736
          2003 & after                                --            5,514,507
                                            ------------        -------------
                                               2,605,510        $  17,107,347
                                                                =============
      Less: Amount representing interest        (255,768)
                                            ------------
                                            $  2,349,742
                                            ============

    LITIGATION

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands except per share data):

                                                         FIRST         SECOND           THIRD         FOURTH
                                                        QUARTER        QUARTER         QUARTER        QUARTER
                                                       ---------      ---------       ---------      ---------

YEAR ENDED DECEMBER 31, 1997
----------------------------
Revenues                                               $  11,969      $  13,062       $  13,786      $  13,816
Operating income                                              72            463             949            967
Gain from release of certain franchise obligations         2,600            --              --             --
Net income                                                 1,732            454             747          1,030
Basic earnings per share                                    0.25           0.06            0.11           0.15
Diluted earnings per share                                  0.24           0.06            0.10           0.14

                                                        FIRST          SECOND          THIRD           FOURTH
                                                       QUARTER         QUARTER        QUARTER         QUARTER
                                                       ---------      ---------       ---------      ---------
YEAR ENDED DECEMBER 28, 1996
----------------------------
Revenues                                               $   9,094      $  10,001      $  10,484       $   11,690
Operating income                                             617            125            490              375
Net income (loss)                                           (444)           490         (6,862)             181
Basic earnings (loss) per share                            (0.06)          0.07          (1.00)            0.03
Diluted earnings (loss) per share                          (0.06)          0.07          (0.98)            0.03

12. DISCONTINUED OPERATIONS

    On November 4, 1996, the Company signed a definitive agreement to sell its environmental business. The sale was authorized at a Special Meeting of Stockholders held on December 20, 1996, and was consummated on December 27, 1996. Under the agreement the Company sold the stock of its environmental segment which had a net asset value of $10,300,000 for $4,600,000 in cash and other consideration, including a promissory note and preferred stock in the amount of $3,700,000 and $2,000,000, respectively. In addition, immediately prior to the closing, the Company received a dividend of cash, accounts receivable and other assets owned by the environmental subsidiaries having a book value of $11,654,000 at December 27, 1996. The Company incurred a loss of $7,303,000 on the disposal of the segment, consisting primarily of valuation reserves on the promissory note and preferred stock of $2,960,000 and $1,600,000, respectively, goodwill write-off of $1,800,000 and transaction costs of approximately $966,000. There is no expected tax benefit from this loss.

    The net assets and results of operations of Handex Environmental, Inc. have been reflected as discontinued operations in the accompanying consolidated financial statements. Operating results for 1997 and 1996 for the discontinued operations were as follows:

                                                1997             1996
                                            ------------     ------------

      Net operating revenues                $       --       $ 44,281,046
                                            ============     ============

      Income (loss) before income taxes     $    349,055     $ (7,348,458)
      Income taxes                                  --             84,583
                                            ------------     ------------

      Net income (loss)                     $    349,055     $ (7,433,041)
                                            ============     ============


    In December 1997 the Company received $2,000,000 from ECB, Inc. in redemption of the 2,000 shares of Series A Preferred Stock which had a stated value of $1,000 per share. In 1996 the Company had established a valuation reserve of $1,600,000 against the face amount of the Preferred Stock which it reversed upon the receipt of the redemption proceeds. Upon further analysis of the remaining assets and liabilities of the environmental business, the Company recorded an additional provision of $1,251,000 to reflect the expected realization value of those assets and liabilities. As a result of the redemption of the Series A Preferred Stock ECB, Inc. was also able to redeem at no cost the six-year warrant to acquire 300,000 common shares of ECB at a price of $1.32 per share and the six-year warrant to acquire 85,000 common shares of ECB at a price of $1.60 per share. The Company, in 1996, ascribed no value to the warrants so the redemption in 1997 had no effect on its financial results.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

        NAME                        AGE           POSITION
        ----                        ---           --------

        Curtis Lee Smith, Jr.       70            Chairman of the Board and  Chief Executive Officer

        Thomas J. Bresnan           45            President and Chief Operating Officer

        Stuart O. Smith             65            Vice Chairman of the Board and Secretary

        Robert S. McMillan          46            Vice President, Treasurer and Chief Financial
                                                  Officer

        Charles G. Kinch            44            President and Chief Operating Officer - New Horizons
                                                  Computer Learning Centers Inc.

        Kenneth M. Hagerstrom       39            President - Company-owned Center Division

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

CHARLES G. KINCH was named President and Chief Operating Officer of New Horizons Computer Learning Centers, Inc., a subsidiary of the Company, in May 1995. Before then, from 1992 to 1995, he was President of Paragon Retailers Systems, Boca Raton, Florida. From 1989 to 1992, he was Vice President for Marketing and Operations, Tandem Source Company, Tandem Computers, Cupertino, California. From 1983 to 1989, he was with ComputerLand Corporation, Hayward California, beginning as Vice President of Products, and then being promoted to General Manager of ComputerLand Operated Stores, Inc., and President of ComputerLand Franchise Holding Corp., both based in Hayward, California.

ROBERT S. MCMILLAN was named Vice President, Chief Financial Officer and Treasurer of the Company in August 1997. He served as Chief Financial Officer of New Horizons Computer Learning Centers, Inc. beginning in 1995 and became a Senior Vice President in January 1997. From 1992 to 1995, Mr. McMillan was Chief Financial Officer of ZNYX Corporation, Fremont California. From 1990 to 1992, he was Chairman, Chief Executive Officer and Chief Financial Officer of Omnivar, Burbank, California.

KENNETH HAGERSTROM was named President of the Company-owned Center Division of New Horizons in November 1997. From June 1997 until November 1997 Mr. Hagerstrom was the Director of Field Support for New Horizons Computer Learning Centers, Inc. From October 1995 to June 1997 he was General Manager of the company-owned center in New York, NY. He originally joined New Horizons network in 1994 at the Boston, MA franchise as an Account Executive and was promoted in 1995 to Sales Manager. Before then, from 1982 to 1994, Mr. Hagerstrom was President of KMS Enterprises of Boston, MA.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)    FINANCIAL STATEMENTS

           The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                 PAGE
                                                              ----------

           Reports  of Independent Auditors                   F-1 to F-2
           Consolidated Balance Sheets                           F-3
           Consolidated Statements of Operations                 F-4
           Consolidated Statements of Stockholders' Equity       F-5
           Consolidated Statements of Cash Flows                 F-6
           Notes to Consolidated Financial Statements         F-7 to F-15


(a) (2)    FINANCIAL STATEMENTS SCHEDULES

           The following Consolidated Financial Statement Schedules of the Registrant and its subsidiaries are included in Item 14 hereof:

                                                                PAGE
                                                                ----

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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Morganville, New Jersey this 27th day of March, 1998.

                                      NEW HORIZONS WORLDWIDE, INC.

                                      By: /s/CURTIS LEE SMITH, JR.
                                      ----------------------------
                                      Curtis Lee Smith, Jr., Chairman
                                      and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE            TITLE                                 DATE
        ---------            -----                                 ----

/s/CURTIS LEE SMITH, JR.     Chairman, and                  )
------------------------     Chief Executive Officer        )
Curtis Lee Smith, Jr.        (Principal Executive Officer)  )
                                                            )
                                                            )
                                                            )
                                                            )
                                                            )
/s/ROBERT S. MCMILLAN        Vice President, Treasurer and  )
-----------------------      Chief Financial Officer        )
Robert S. McMillan           (Principal Financial and       )
                             Accounting Officer)            )
                                                            )
                                                            )
                                                            )
                                                            )
/s/STUART O. SMITH           Director                       )
-----------------------                                     )
Stuart O. Smith                                             )
                                                            )
                                                            )
                                                            )   March 27, 1998
/s/THOMAS J. BRESNAN         Director                       )
----------------------                                      )
Thomas J. Bresnan                                           )
                                                            )
                                                            )
                                                            )
/s/DAVID A. GOLDFINGER       Director                       )
----------------------                                      )
David A. Goldfinger                                         )
                                                            )
                                                            )
                                                            )
/s/RICHARD L. OSBORNE        Director                       )
----------------------                                      )
Richard L. Osborne                                          )
                                                            )
                                                            )
                                                            )
/s/SCOTT R. WILSON           Director                       )
----------------------                                      )
Scott R. Wilson                                             )
                                                            )
                                                            )
                                                            )
/s/WILLIAM H. HELLER         Director                       )
-----------------------                                     )
William H. Heller                                           )
                                                            )
                                                            )
                                                            )

                                                                     SCHEDULE II

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

     Years ended December 31, 1997, December 28, 1996, and December 30, 1995

                                                           ALLOWANCE
                                                         FOR DOUBTFUL
                                                           ACCOUNTS
                                                         ------------
Balance at January 1, 1995                               $   934,560

Additions - Charged to costs and expenses                    400,375

Deductions (A)                                              (353,190)
                                                         -----------

Balance at December 30, 1995                                 981,745

Additions - Charged to costs and expenses                  1,048,210

Deductions (A)                                              (419,101)
                                                         -----------

Balance at December 28, 1996                               1,610,854

Additions - Charged to costs and expenses                    670,375

Deductions (A)                                              (588,542)
                                                         -----------

Balance at December 31, 1997                             $ 1,692,687
                                                         ===========

     (A) - Accounts charged off, less recoveries


                                  EXHIBIT INDEX

                                                                                PAGINATION
                                                                                    BY
                                                                                SEQUENTIAL
EXHIBIT               EXHIBIT                                                    NUMBERING
NUMBER                DESCRIPTION                                                 SYSTEM
------                -----------                                              -----------

3.1    Amended Certificate of Incorporation of the Registrant (1)

3.2    By-laws of the Registrant (1)

3.3    Amendment to Certificate of Incorporation of the Registrant (15)

4.1    Specimen Certificate for Share of Common Stock, $.01 par value, of the
       Registrant *

4.2    Secured Straight Line of Credit, guaranteed by the Registrant (15)

4.3    Secured Revolving Line of Credit, guaranteed by the Registrant (15)

10.1   Key Employees Stock Option Plan of the Registrant (1)

10.2   Amendment No. 1 to the Key Employees Stock Option Plan of the Registrant
       (7)

10.3   New Horizons Education Corporation 401(k) Profit Sharing and Trust Plan
       (13)

10.4 Amendment No. 1 New Horizons Education Corporation 401(k) Profit Sharing and Trust Plan (15)

10.5 Amendment No. 2 New Horizons Education Corporation 401(k) Profit Sharing and Trust Plan (15)

10.6 Amendment No. 3 New Horizons Education Corporation 401(k) Profit Sharing and Trust Plan (15)

10.7 Form of Stock Option Agreement executed by recipients of options under Key Employees Stock Option Plan (6)

10.8   Stock Option Agreement dated August 6, 1992, between the Registrant and
       Thomas J. Bresnan (7)

10.9   Outside Directors Stock Option Plan of the Registrant (1)

10.10  Amendment No. 1 to the Outside Directors Stock Option Plan of the
       Registrant (7)

10.11 Form of Stock Option Agreement executed by recipients of options under the Outside Directors Stock Option Plan (7)

10.12  Form of Indemnity Agreement with Directors and Officers of the Registrant
       (6)

10.13  Lease Agreement dated March 25, 1991, between Handex of New England, Inc.
       and Metro Park Marlboro Realty Trust, as amended, guaranteed by the Registrant (6)

10.14  Lease Agreement dated March 1, 1995, between New Horizons Computer
       Learning Center of Metropolitan New York, Inc. and Mid City Associates, guaranteed by the Registrant (10)



                                  EXHIBIT INDEX

                                                                                 PAGINATION
                                                                                     BY
                                                                                 SEQUENTIAL
EXHIBIT               EXHIBIT                                                      NUMBERING
NUMBER                DESCRIPTION                                                   SYSTEM
------                -----------                                                -----------

10.15  Lease Agreement dated February 24, 1995, between New Horizons Computer
       Learning Center of Cleveland LTD., LLC, and Realty One Property
       Management, guaranteed by the Registrant (10)

10.16 Warrants for the purchase of 25,000 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. -
       December 17, 1993 (10)

10.17 Warrants for the purchase of 35,000 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. -
       December 31, 1997*

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

10.19  Lease Agreement dated March 7, 1996, between New Horizons Computer
       Learning Centers, Inc. and Mani Brothers, LLC (13)

10.20 Stock Purchase Agreement dated November 4, 1996, between the Registrant and ECB, Inc. and certain exhibits thereto(14)

10.21  Lease Agreement dated September 29, 1996, between New Horizons Computer
       Learning Center of Metropolitan New York, Inc. and JMB-40 Broad Street
       Associates.*

21.1   Subsidiaries of the Registrant*

27.0   Financial Data Schedule*

99.1   Directors and Officers and Company Indemnity Policy(5)

     ---------------

(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1990.
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report or Form 10-Q for the period ended June 30, 1990
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1992.

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




(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 1995.
(13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.
(14) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 28, 1996.
(15) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.
  *    Filed herewith.
