Form 10-Q
period 1998-03-31
NEW HORIZONS WORLDWIDE INC
filed 1998-05-15
CIK 850414

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

      (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                         OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from NOT APPLICABLE TO

                         Commission File Number 0-17840

                            NEW HORIZONS WORLDWIDE, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          DELAWARE                                                22-2941704
---------------------------------                            -------------------
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

                                 (732) 536-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of shares of common stock outstanding at March 31, 1998: 7,177,331

                          PART I: FINANCIAL INFORMATION

                            ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    New Horizons Worldwide, Inc. and Subsidiaries

                        March 31, 1998 and December 31, 1997
                               (Dollars in thousands)

                                            MARCH 31, 1998   DECEMBER 31, 1997
                                            --------------   -----------------
                                             (unaudited)
           ASSETS

Current assets:
   Cash and cash equivalents                    $ 3,235            $ 3,129
   Investments                                   24,643             23,058
   Accounts receivable, net                      11,172             11,887
   Inventories                                      674                720
   Prepaid expenses                                 787                731
   Deferred income tax assets                     1,429              1,429
   Other current assets                             665                887
                                                -------            -------
      Total current assets                       42,605             41,841

Property, plant and equipment, net                7,654              7,848

Intangible assets                                13,454             13,546

Other assets                                      3,656              3,336
                                                -------            -------

      Total Assets                              $67,369            $66,571
                                                =======            =======

     See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    New Horizons Worldwide, Inc. and Subsidiaries

                       March 31, 1998 and December 31,1997
                               (Dollars in thousands)

                                             MARCH 31, 1998    DECEMBER 31, 1997
                                             --------------    -----------------
                                              (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $  2,420           $  2,489
   Current portion of long-term obligations         1,405              1,792
   Income taxes payable                               119              1,049
   Other current liabilities                       11,343              9,508
                                                 --------           --------

        Total current liabilities                  15,287             14,838

Long-term obligations, excluding current
   portion                                            671              1,516

Deferred income tax liability                         563                563

Deferred rent                                         679                598
                                                 --------           --------
        Total liabilities                          17,200             17,515
                                                 --------           --------

Stockholders' equity:
   Preferred stock, without par value,
      2,000,000 shares authorized, no
        shares issued                                --                 --
   Common stock, $.01 par value,
      15,000,000 shares authorized;
        issued 7,362,331 shares in 1998
        and 7,327,331 shares in 1997                   73                 73

   Additional paid-in capital                      27,009             26,646

   Retained earnings                               24,446             23,635

   Treasury stock at cost - 185,000
      shares in 1998 and 1997                      (1,298)            (1,298)

   Unrealized investment loss, net of tax             (61)              --
                                                 --------           --------

        Total stockholders' equity                 50,169             49,056
                                                 --------           --------

        Total Liabilities and Stockholders'
           Equity                                $ 67,369           $ 66,571
                                                 ========           ========

      See accompanying notes to condensed consolidated financial statements

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                    New Horizons Worldwide, Inc. and Subsidiaries

                Three Months Ended March 31, 1998 and March 31, 1997
                                     (Unaudited)
                  (Dollars in thousands except Earnings Per Share)

                                          THREE MONTHS ENDED  THREE MONTHS ENDED
                                            MARCH 31, 1998      MARCH 31, 1997
                                          ------------------  ------------------

Revenues
   Franchising
      Franchise fees                              $   173            $   257
      Royalties                                     3,593              2,567
      Other                                           404                127
                                                  -------            -------
      Total franchising revenues                    4,170              2,951
   Company-owned training centers                  10,515              9,018
                                                  -------            -------
      Total revenues                               14,685             11,969

Cost of revenues                                    6,951              6,397

Selling, general and administrative
   expenses                                         6,661              5,500
                                                  -------            -------

Operating income                                    1,073                 72

Investment income, net                                234                150
Gain from release of certain franchise
   obligations                                       --                2,600
                                                  -------            -------

Income before income taxes                          1,307              2,822

Provision for income taxes                            496              1,090
                                                  -------            -------

Net income                                        $   811            $ 1,732
                                                  =======            =======

Basic Earnings Per Share                          $  0.11            $  0.25
                                                  =======            =======

Diluted Earnings Per Share                        $  0.11            $  0.24
                                                  =======            =======

     See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    New Horizons Worldwide, Inc. and Subsidiaries
                Three Months Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)
                               (Dollars in thousands)

                                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                                          MARCH 31, 1998       MARCH 31, 1997
                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    811             $  1,732
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                  933                  916
   Loss on disposal of equipment                                    5                    3
   Deferred income taxes                                         --                    497
   Cash provided (used) from the change in:
     Accounts receivable                                          715                1,794
     Inventories                                                   46                    1
     Prepaid expenses and other current assets                    166                4,753
     Other assets                                                (320)                (169)
     Accounts payable                                             (69)                (320)
     Accrued expenses                                           1,835                  630
     Income tax payable                                          (930)                 700
     Deferred rent                                                 81                 --
                                                             --------             --------
      Net cash provided  by operating activities                3,273               10,537
                                                             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                           (20,786)                --
  Redemption of marketable securities                          19,201                 --
  Additions to property, plant and equipment                     (652)              (1,583)
                                                             --------             --------

   Net cash used in investing activities                       (2,237)              (1,583)
                                                             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          302                  482
  Proceeds from debt obligations                                   46                  859
  Principal payments on debt obligations                       (1,278)                (400)
  Other                                                          --                     (5)
                                                             --------             --------

   Net cash (used in) provided by financing
            activities                                           (930)                 936
                                                             --------             --------

Net increase in cash and cash equivalents                         106                9,890

Cash and cash equivalents at beginning of period                3,129               11,411
                                                             --------             --------
Cash and cash equivalents at end of period                   $  3,235             $ 21,301
                                                             ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash was paid for:
   Interest                                                  $     71             $     96
                                                             ========             ========
   Income taxes                                              $  1,296             $    150
                                                             ========             ========

     See accompanying notes to condensed consolidated financial statements.

                    New Horizons Worldwide, Inc. and Subsidiaries

                Notes to Condensed Consolidated Financial Statements

            For the Three Months Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and March 31, 1997. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

Note 2 The investments consist of tax-exempt bonds and municipal funds. The Company's investments are presented at their aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax, until realized.

Note 3 Certain items on the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 4 On May 1, 1998 New Horizons Education Corporation (NHEC), wholly owned subsidiary of New Horizons Worldwide (NEWH), purchased the assets of two of its franchises in Memphis and Nashville, Tennessee and will operate the centers as company-owned locations. The purchase included net assets totaling approximately $834. The consideration paid included $3,974 in cash and 248,252 shares of NEWH stock. Based upon the closing price of the New Horizons stock as of April 30, 1998 the acquisition is valued at approximately $8.5 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved.

         If the results from the acquired locations had been included in the results for the first quarter of 1998 and 1997, the Company's revenue, net income and earnings per share would have been the pro forma amounts shown below:

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31, 1998       MARCH 31, 1997
                                         ------------------   ------------------

         Revenue                            $     16,995        $     13,876

         Net Income                         $        977        $      1,741

         Basic Earnings Per Share           $       0.13        $       0.24

         Diluted Earnings Per Share         $       0.13        $       0.23

Note 5 As of December 31, 1997 the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding options, and Diluted EPS, as defined therein, which

                    New Horizons Worldwide, Inc. and Subsidiaries

                Notes to Condensed Consolidated Financial Statements

            For the Three Months Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

         assumes dilution from the outstanding options. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

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

         The weighted average number of shares outstanding used in determining Basic EPS was 7,153,252 in 1998 and 7,024,056 in 1997. The weighted average number of shares outstanding used in determining Diluted EPS was 7,372,582 in 1998 and 7,267,811 in 1997.

         The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options outstanding during the respective periods.

Note 6   Effective January 1, 1998, the Company adopted SFAS No. 130
         "Reporting Comprehensive Income". The Company's comprehensive income for the three months ended March 31, 1998 and 1997 is presented below:

                                               THREE MONTHS ENDED  THREE MONTHS ENDED
                                                 MARCH 31, 1998      MARCH 31, 1997
                                               ------------------  ------------------
          Net income                             $          811       $       1,732
                                                 --------------       -------------

          Other comprehensive income (loss),
            before tax:
             Unrealized holding losses on
              securities arising during period              (101)                  -

             Income tax benefit related to other
               comprehensive income                          40                   -
                                                 --------------       -------------

             Other comprehensive income (loss),
               net of tax                                   (61)                  -
                                                 --------------       -------------

             Comprehensive income                $         750        $       1,732
                                                 ==============       =============

Note 7   In June 1997, The Financial Accounting Standards Board issued SFAS
         No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No.131 must be adopted by the Company for the fiscal year ended December 31, 1998 and will result in expanded disclosures regarding the Company's operations on a segmented basis. The disclosure requirements are not required for interim periods in the year of adoption.

                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Dollars in Thousands)

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

REVENUES

Revenues increased $2,716 or 22.7% to $14,685 for the first quarter of 1998 compared to $11,969 for the first quarter of 1997. This was primarily due to improved revenues at company-owned locations, revenue increases at franchises that were open more for than twelve months and additional franchises added to the system. System-wide revenues for the first quarter were $78,764, up 34.6% from $58,498 for the same period in 1997. Revenues from locations open more than 12 months, both franchised and company-owned, grew 31.4% in the first quarter of 1998 compared to the same period in 1997.

COST OF REVENUES

Cost of revenues increased $554 or 8.7% for the first quarter of 1998 compared to the same period in 1997. As a percentage of revenues, cost of revenues decreased to 47.3% in the 1998 quarter from 53.4% in the 1997 quarter. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter as discussed above and higher training, facilities and depreciation expenses in and associated with the expansion of the centers in Los Angeles and New York City. The decrease in cost of revenues as a percentage of revenues was primarily due to improved absorption of fixed costs and increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,161 or 21.1% for the 1998 quarter as compared to 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 45.4% for the first quarter of 1998 from 46.0% for the same period in 1997. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program, franchise support of international operations, and expenses associated with the expansion of the centers in Los Angeles and New York City. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

OPERATING INCOME

Operating income increased to $1,073 for the first quarter of 1998 compared to $72 for the first quarter of 1997. The increase in operating income for the three months ended March 31, 1998 resulted mainly from the increase in revenues and the reduction in expenses as a percent of revenue.

INVESTMENT INCOME/(EXPENSE)

Investment income increased $51 or 18.4% for the first quarter of 1998 compared to the same period in 1997. As a percentage of revenues, investment income decreased to 2.2% for the first quarter of 1998 when compared to 2.3% in the first quarter of 1997. The increase in investment income in absolute dollars was due mainly to the short term investment of funds received from the income from operations and the collection of accounts receivable from discontinued operations subsequent to March 31, 1997.

Interest expense decreased $33 or 26.0% for the first quarter of 1998 when compared to the first quarter of 1997. The lower interest expense was due mainly to lower outstanding borrowings in the first three months of 1998 compared to the corresponding period for 1997.

INCOME TAXES

The Company's effective tax rate decreased to 37.9% for the first quarter 1998 from 38.6% for the first three months of 1997. The decrease in the effective tax rate was due principally to higher tax free interest income, partially offset by higher foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's working capital was $27,318 and its cash, cash equivalents and short-term investments totaled $27,878. Working capital as of March 31, 1998 reflected an increase of $315 or 1.2% from $27,003 as of December 31, 1997.

The Company currently maintains a $2,750 credit facility for the purchases of equipment with a commercial bank. The full amount was available at March 31, 1998. This facility bears interest at a variable interest rate equal to .5% over the bank's prime rate. At the expiration date the Company intends to enter into a similar credit facility for future equipment purchases.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first three months of 1998 the Company spent approximately $652 on capital items and anticipates spending up to $2,160 during 1998.

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

                      FORM 10Q - PART II: OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibit Index

EXHIBIT
 NUMBER    DESCRIPTION OF DOCUMENTS
-------    -------------------------

 10.1 Stock Option Agreement dated January 22, 1998, between the Registrant and Robert S. McMillan *

 10.2 Stock Option Agreement dated January 22, 1998, between the Registrant and Kenneth Hagerstrom *

 10.3 Stock Option Agreement dated January 22, 1998, between the Registrant and Charles G. Kinch *

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

                                       NEW HORIZONS WORLDWIDE, INC.
                                      (Registrant)

Date: May 14, 1998                    By: /s/ CURTIS LEE SMITH, JR.
                                          -----------------------------------
                                          Curtis Lee Smith, Jr., Chairman
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

                                      By: /s/ ROBERT S. MCMILLAN
                                          -----------------------------------
                                          Robert S. McMillan, Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

 10.1 Stock Option Agreement dated January 22, 1998, between the Registrant and Robert S. McMillan

 10.2 Stock Option Agreement dated January 22, 1998, between the Registrant and Kenneth Hagerstrom

 10.3 Stock Option Agreement dated January 22, 1998, between the Registrant and Charles G. Kinch

 27        Financial Data Schedule