Form 10-Q
period 1998-06-30
NEW HORIZONS WORLDWIDE INC
filed 1998-08-14
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          JUNE  30, 1998
                                       --------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     NOT APPLICABLE         to
                                       ---------------------------

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

                                 (732) 536-8501
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     Number of shares of common stock outstanding at June 30, 1998: 7,425,583

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  New Horizons Worldwide, Inc. and Subsidiaries

                       June 30, 1998 and December 31, 1997
                             (Dollars in thousands)




                                             JUNE 30, 1998   DECEMBER 31, 1997
                                             -------------   -----------------
ASSETS                                        (unaudited)

Current assets:
     Cash and cash equivalents                  $ 3,488           $ 3,129
     Investments                                 22,091            23,058
     Accounts receivable, net                    13,632            11,887
     Inventories                                    700               720
     Prepaid expenses                               774               731
     Refundable income tax                          218              --
     Deferred income tax assets                   1,429             1,429
     Other current assets                           552               887
                                                -------           -------

         Total current assets                    42,884            41,841

Property, plant and equipment, net                7,999             7,848

Intangible assets                                21,389            13,546

Cash surrender value of life
insurance                                           763               763

Other assets                                      2,841             2,753
                                                -------           -------

         Total Assets                           $75,876           $66,571
                                                =======           =======

See accompanying notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                       New Horizons Worldwide, Inc. and Subsidiaries

                            June 30, 1998 and December 31, 1997
                                   (Dollars in thousands)




                                                         JUNE 30, 1998   DECEMBER 31, 1997
                                                         -------------   -----------------
                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  2,143        $  2,489
     Current portion of long-term obligations                  1,299           1,792
     Income taxes payable                                       --             1,049
     Other current liabilities                                14,321           9,508
                                                            --------        --------

         Total current liabilities                            17,763          14,838

Long-term obligations, excluding current portion                 458           1,516

Deferred income tax liabilities                                  539             563

Deferred rent                                                    677             598
                                                            --------        --------
         Total liabilities                                    19,437          17,515
                                                            --------        --------

Stockholders' equity:
     Preferred stock, without par value,
         2,000,000 shares authorized, no
         shares issued                                          --              --
     Common stock, $.01 par value,
         15,000,000 shares authorized;
         issued and outstanding
         7,610,583 shares in 1998
         and 7,327,331 shares in 1997                             76              73

     Additional paid-in capital                               31,603          26,646

     Retained earnings                                        26,083          23,635

     Treasury stock at cost - 185,000
         shares in 1998 and 1997                              (1,298)         (1,298)

     Unrealized investment loss, net of tax                      (25)           --
                                                            --------        --------

           Total stockholders' equity                         56,439          49,056
                                                            --------        --------

           Total Liabilities and Stockholders' Equity       $ 75,876        $ 66,571
                                                            ========        ========

See accompanying notes to condensed consolidated financial statments.


                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                New Horizons Worldwide, Inc. and Subsidiaries

                         Six and Three Months ended June 30, 1998 and June 30, 1997
                                                 (Unaudited)
                              (Dollars in thousands except Earnings Per Share)




                                                SIX MONTHS ENDED                    THREE MONTHS ENDED
                                         ------------------------------       ------------------------------
                                         JUNE 30, 1998    JUNE 30, 1997       JUNE 30, 1998    JUNE 30, 1997
                                         -------------    -------------       -------------    -------------
Revenues
   Franchising
        Franchise fees                      $   708          $   471             $   535          $   214
        Royalties                             7,597            5,432               4,004            2,865
        Other                                   944              280                 540              153
                                            -------          -------             -------          -------
        Total franchising revenues            9,249            6,183               5,079            3,232
   Company-owned training centers            23,246           18,847              12,731            9,829
                                            -------          -------             -------          -------
        Total revenues                       32,495           25,030              17,810           13,061

Cost of revenues                             14,895           13,017               7,944            6,620

Selling, general and
   administrative expenses                   14,260           11,479               7,599            5,979
                                            -------          -------             -------          -------

Operating income                              3,340              534               2,267              462

Investment income, net                          571              340                 337              190
Gain from release of certain
   franchise obligations                       --              2,600                --               --
                                            -------          -------             -------          -------

Income before income taxes                    3,911            3,474               2,604              652

Provision for income taxes                    1,463            1,288                 967              198
                                            -------          -------             -------          -------

Net income                                  $ 2,448          $ 2,186             $ 1,637          $   454
                                            =======          =======             =======          =======

Basic Earnings Per Share                    $  0.34          $  0.31             $  0.22          $  0.06
                                            =======          =======             =======          =======

Diluted Earnings Per Share                  $  0.33          $  0.30             $  0.21          $  0.06
                                            =======          =======             =======          =======

See accompanying notes to condensed consolidated financial statements.


                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                New Horizons Worldwide, Inc. and Subsidiaries
                               Six Months ended June 30, 1998 and June 30, 1997
                                                 (Unaudited)
                                            (Dollars in thousands)




                                                                         SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                           JUNE 30, 1998      JUNE 30, 1997
                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  2,448           $  2,186
Adjustments to reconcile net income to net
   cash provided by operating activities (net of acquisitions):
     Depreciation and amortization                                              1,899              1,889
     Loss on disposal of equipment                                                  8                  1
     Deferred income taxes                                                        (23)              (268)
     Cash provided (used) from the change in:
       Accounts receivable                                                     (1,119)             2,016
       Inventories                                                                130               (170)
       Prepaid expenses and other current assets                                   76              4,740
       Other assets                                                              (252)              (174)
       Accounts payable                                                          (626)            (1,876)
       Accrued expenses                                                         4,099              1,583
       Income tax payable/refundable                                           (1,049)               413
       Deferred rent                                                               78               --
                                                                             --------           --------
         Net cash provided  by operating activities                             5,669             10,340
                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                          (22,115)           (17,755)
   Redemption of marketable securities                                         23,082               --
   Additions to property, plant and equipment                                  (1,265)            (2,916)
   Cash paid for acquisition, net of cash received                             (3,791)              --
                                                                             --------           --------
     Net cash used in investing activities                                     (4,089)           (20,671)
                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                         365                477
   Proceeds from debt obligations                                                  61              1,266
   Principal payments on debt obligations                                      (1,646)              (857)
   Other                                                                         --                   (8)
                                                                             --------           --------
     Net cash provided by financing activities                                 (1,220)               878
                                                                             --------           --------

Net increase (decrease) in cash and cash equivalents                              360             (9,453)

Cash and cash equivalents at beginning of period                                3,129             11,411
                                                                             --------           --------
Cash and cash equivalents at end of period                                   $  3,489           $  1,958
                                                                             ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash was paid for:
     Interest                                                                $     78           $    142
                                                                             ========           ========
     Income taxes                                                            $  1,194           $    732
                                                                             ========           ========

See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  New Horizons Worldwide, Inc. and Subsidiaries
                         Six Months ended June 30, 1998
                                   (Unaudited)
                             (Dollars in thousands)

Supplemental Disclosure of Noncash Transactions -

On May 1, 1998, the Company acquired the Memphis, Tennessee franchise in the transaction summarized as follows (Note 4):

     Fair value of assets acquired                                      $ 6,401

     Value of stock issued to previous owners                            (1,932)

      Cash paid, net of cash acquired                                    (3,849)
                                                                        -------

     Liabilities assumed                                                $   620
                                                                        =======



On May 1, 1998, the Company acquired the Nashville, Tennessee franchise in the transaction summarized as follows (Note 4):

     Fair value of assets acquired                                      $ 2,990

     Value of stock issued to previous owners                            (2,641)

     Net cash acquired                                                       57
                                                                        -------

     Liabilities assumed                                                $   406
                                                                        =======

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

       For the Six and Three Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)


Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations for the six and three month periods ended June 30, 1998 and June 30, 1997. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

Note 2 The investments consist of tax-exempt bonds and municipal funds. The Company's investments are presented at their aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax, until realized.

Note 3 Certain items on the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 4 On May 1, 1998 New Horizons Education Corporation (NHEC), wholly owned subsidiary of New Horizons Worldwide (NEWH), purchased the assets of two of its franchises in Memphis and Nashville, Tennessee and will operate the centers as company-owned locations. The consideration paid included $3,974 in cash and 248,252 shares of NEWH stock. Based upon the closing price of the New Horizons stock as of April 30, 1998 the acquisition is valued at approximately $8.5 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill at June 30, 1998 of $8,078.

          If the results from the acquired locations had been included in the results for the first six months of 1998 and 1997, the Company's revenue, net income and earnings per share would have been the pro forma amounts shown below:

                                          SIX MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, 1998        JUNE 30, 1997
                                          ----------------    ----------------

          Revenue                         $     35,550          $     28,923

          Net Income                      $      2,623          $      2,362

          Basic Earnings Per Share        $       0.36          $       0.32

          Diluted Earnings Per Share      $       0.35          $       0.32

Note 5 As of December 31, 1997 the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

       For the Six and Three Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)


          assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

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

          The weighted average number of shares outstanding in determining Basic EPS for the six months ended June 30, 1998 and 1997 was 7,209,502 and 7,047,313 and for the three months ended June 30, 1998 and 1997 was 7,343,742 and 7,071,081. The weighted average number of shares outstanding used in determining Diluted EPS for the six months ended June 30, 1998 and 1997 was 7,484,224 and 7,218,581 and for the three months ended June 30, 1998 and 1997 was 7,677,977,and 7,198,005.

          The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options outstanding during the respective periods.

Note 6 Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". The Company's comprehensive income for the six months ended June 30 1998 and 1997 is presented below:

                                                         SIX MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30, 1998       JUNE 30, 1997
                                                         ----------------    ----------------
          Net income                                           $ 2,448             $ 2,186
                                                               -------             -------
          Other comprehensive income (loss),
            before tax:
               Unrealized holding losses on securities
                 arising during period                             (58)               --
               Income tax benefit related to other
                 comprehensive income                               23                --
                                                               -------             -------
               Other comprehensive income (loss),
                 net of tax                                        (25)               --
                                                               -------             -------
               Comprehensive income                            $ 2,423             $ 2,186
                                                               =======             =======

Note 7 In June 1997, The Financial Accounting Standards Board issued SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No.131 must be adopted by the Company for the fiscal year ended December 31, 1998 and will result in expanded disclosures regarding the Company's operations on a segmented basis. The disclosure requirements are not required for interim periods in the year of adoption.

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

REVENUES

Revenues increased $4,749 or 36.4% to $17,810 for the second quarter of 1998 and increased $7,465 or 29.8% for the first half of 1998 compared to the same periods in 1997. This was primarily due to improved revenues at company-owned locations, revenues resulting from the acquisition of the Tennessee franchises, same-center revenue increases and additional franchises added to the system. System-wide revenues for the second quarter were $88,791, up 37.0% from $64,789 for the same period in 1997. For the first six months of 1998 system-wide revenues grew 35.9% to $167,555 from $123,287 for the corresponding first six months of 1997. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 30.2% in the second quarter of 1998 and 30.8% for the first half of 1998 compared to the same periods in 1997.

COST OF REVENUES

Cost of revenues increased $1,324 or 20.0% for the second quarter of 1998 and increased $1,878 or 14.4% for the first half of 1998 compared to the same periods in 1997. As a percentage of revenues, cost of revenues decreased to 44.6% for the second quarter of 1998 and to 45.8% for the first half of 1998, from 50.7% and 52.0% respectively, for the same periods in 1997. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter and the first half of 1998 as discussed above, higher training, facilities and depreciation expenses in and associated with the expansion of the centers in Los Angeles and New York City, and the acquisition of the Memphis and Nashville, Tennessee franchises in the second quarter, 1998. The decrease in cost of revenues as a percentage of revenues was primarily due to improved absorption of fixed costs and increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,620 or 27.1% for the second quarter of 1998 and increased $2,781 or 24.2% for the first half of 1998, compared to the same periods in 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 42.7% for the second quarter of 1998 and to 43.9% for the first half of 1998 from 45.8% and 45.9% respectively, for the same periods for 1997. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program, franchise support for international operations, the acquisition of the Memphis and Nashville, Tennessee franchises, and expenses associated with expansion of the new centers in Los Angeles and in New York City. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

OPERATING INCOME

Operating income increased $1,805 or 391% for the second quarter of 1998 and increased $2,806 or 525% for the first half of 1998 compared with the same periods of 1997. As a percentage of revenues, operating income rose to 12.7% from 3.5% for the second quarter of 1998, and rose to 10.3% for the first half of 1998 from 2.1% for the same period in 1997. The increase in operating income for the three months ended June 30, 1998 and the first half of 1998 resulted mainly from the increase in revenues and the reduction in expenses as a percent of revenue.

INVESTMENT INCOME, NET

Investment income increased $90 or 28.6% to $405 for the second quarter of 1998 and increased $141 or 23.8% to $733 for the first half of 1998, compared with the same periods for 1997. As a percentage of revenues, investment income increased to 2.3% for the second quarter and the first half of 1998, from 2.1% for the same periods in 1997. The increase in investment income, both in absolute dollars and as a percentage of revenues was due mainly to the short term investment of cash provided by operations and the collection of accounts receivable from discontinued operations subsequent to March 31, 1997.

Interest expense decreased $57 or 45.6% to $68 for the second quarter of 1998 and decreased $90 or 35.7% to $162 for the first half of 1998, compared with the same periods for 1997. As a percentage of revenues, interest expense decreased to 0.4% for the second quarter of 1998 and to 0.5% in the first half of 1998, from 1.0% for the same periods in 1997. The decrease in interest expense, both in absolute dollars and as a percentage of revenues, was due mainly to lower outstanding borrowings in these periods in 1998 when compared to the same periods in 1997.

INCOME TAXES

The provision for income taxes as a percentage of income before income taxes increased to 37.1% for the second quarter of 1998 and to 37.4% for the first half of 1998, from 30.4% and 37.1% respectively, for the same periods in 1997. The increase in the provision for income taxes as a percentage of income before income taxes was due principally to higher foreign income taxes in 1998 when compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's working capital was $25,121, and its cash, cash equivalents and short-term investments totaled $25,579. Working capital as of June 30, 1998 reflected a decrease of $1,882 or 7.0% from $27,003 as of December 31, 1997.

The Company currently maintains a credit facility with a commercial bank providing availability of $3,750. As of June 30, 1998 there was no amount outstanding under this facility which bears a variable interest rate equal to 1.0% under the bank's prime rate (8.5% at June 30, 1998).

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first half of 1998 the Company spent approximately $1,265 on capital items and anticipates spending up to $2,300 for the fiscal year ended December 31, 1998.

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application.

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

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

The statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are by no means limited to: (i) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology based training which could have more favorable economics with respect to timing and delivery costs and the emergence of "just in time" interactive training; (ii) the Company's ability to attract and retain qualified instructors; (iii) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to enhancements upgrading information systems and computer software by customers; (v) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; (vi) the Company's ability to manage the growth of its business and (vii) the Company's ability to effectively manage the timely modification of its information systems and monitor the modification of its vendors' and customers' systems regarding the year 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None required.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Annual Meeting of Stockholders of the Company was held on May 5, 1998. The following matters were voted on at the meeting:

         1. ELECTION OF DAVID A. GOLDFINGER AND RICHARD L. OSBORNE AS DIRECTORS OF THE COMPANY FOR A TERM OF THREE YEARS.

              The nominees were elected as Directors with the following votes:

              DAVID A. GOLDFINGER

              For                                     6,711,744
              Against                                       -0-
              Abstain                                     4,025

              RICHARD L. OSBORNE

              For                                     6,711,744
              Against                                       -0-
              Abstain                                     4,025

         2. APPROVAL OF THE NEW HORIZONS WORLDWIDE, INC. 1997 OUTSIDE DIRECTORS ELECTIVE STOCK OPTION PLAN:

              For                                      5,658,377
              Against                                     54,800
              Abstain                                     13,204

         3.   APPROVAL OF THE NEW HORIZONS WORLDWIDE, INC. OMNIBUS EQUITY PLAN:

              For                                       5,499,750
              Against                                     218,647
              Abstain                                      21,879

For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on May 5, 1998.

                      FORM 10Q - PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit Index

(b) REPORTS ON FORM 8-K. During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K dated April 30, 1998, to report (i) the Company's acquisition, through its indirect wholly-owned subsidiary, New Horizons Computer Learning Center of Memphis, Inc., a Delaware corporation, of substantially all of the assets used in the computer training business conducted by New Horizons Computer Learining Center of Memphis, Inc., a Tennessee corporation; and (ii) the Company's acquisition, through its wholly-owned subsidiary, New Horizons Education Corporation, a Delaware corporation, of substantially all of the assets used in the computer training business conducted by New Horizons Computer Learning Center of Nashville, Inc., a Tennessee corporation.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENTS
--------  ------------------------

4.1       Secured Straight Line of Credit, guaranteed by the Registrant*

10.1 Amendment No. 4 to New Horizons Education Corporation 401(k) Profit Sharing Trust and Plan*

10.2 Lease Agreement dated July 11, 1996 between New Horizons Computer Learning Center of Nashville, Inc. and Heritage Place Associates, Ltd.*

10.3 Lease Agreement dated November 3, 1997 between New Horizons Computer Learning Center of Memphis, Inc. and American Way L.L.C.*

10.4      1997 Outside Directors Elective Stock Option Plan of the Registrant(1)

10.5 Form of Option Agreement executed by recipients of options under 1997 Outside Directors Elective Stock Option Plan(1)

10.6      Omnibus Equity Plan of the Registrant(1)

10.7 Stock Option Agreement dated September 19, 1996 between the Registrant and David A. Goldfinger(1)

10.8 Stock Option Agreement dated September 19, 1996 between the Registrant and William H. Heller(1)

10.9 Stock Option Agreement dated September 19, 1996 between the Registrant and Richard L. Osborne(1)

10.10 Stock Option Agreement dated September 19, 1996 between the Registrant and Scott R. Wilson(1)

27        Financial Data Schedule*

------------------------
* File herewith

(1) Incorporated herein by reference to the approprate Exhibits to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-56585)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         NEW HORIZONS WORLDWIDE, INC.
                                         (Registrant)

Date:    August 14, 1998            By:  /s/ CURTIS LEE SMITH, JR.
                                        --------------------------
                                         Curtis Lee Smith, Jr., Chairman
                                         And Chief Executive Officer
                                         (Principal Executive Officer)

                                    By:  /s/ ROBERT S. MCMILLAN
                                         --------------------------
                                         Robert S. McMillan, Vice President
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------

4.1            Secured Straight Line of Credit, guaranteed by the Registrant

10.1 Amendment No. 4 to New Horizons Education Corporation 401(k) Profit Sharing Trust and Plan

10.2 Lease Agreement dated July 11, 1996 between New Horizons Computer Learning Center of Nashville, Inc. and Heritage Place Associates, Ltd.

10.3 Lease Agreement dated November 3, 1997 between New Horizons Computer Learning Center of Memphis, Inc. and American Way L.L.C.

27             Financial Data Schedule