Form 10-Q
period 1998-09-30
NEW HORIZONS WORLDWIDE INC
filed 1998-11-16
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ Not Applicable to ______________

                         Commission File Number 0-17840

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             22-2941704
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


     Number of shares of common stock outstanding at September 30, 1998:
7,425,583

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                    September 30, 1998 and December 31, 1997
                             (Dollars in thousands)



                                                        September 30, 1998          December 31, 1997
                                                       -------------------         ------------------
               Assets                                       (unaudited)
               ------
               Current assets:
                   Cash and cash equivalents                $          8,995          $           3,129
                   Investments                                        17,983                     23,058
                   Accounts receivable, net                           15,848                     11,887
                   Inventories                                           558                        720
                   Prepaid expenses                                    1,055                        731
                   Deferred income tax assets                          1,429                      1,429
                   Other current assets                                  640                        887
                                                            ----------------          -----------------

                       Total current assets                           46,508                     41,841

               Property, plant and equipment, net                      8,081                      7,848

               Intangible assets                                      21,279                     13,546

               Cash surrender value of life
                 insurance                                               763                        763

               Other assets                                            3,381                      2,573
                                                            ----------------          -----------------

                       Total Assets                         $         80,012          $          66,571
                                                            ================          ================


           See accompanying notes to condensed consolidated financial statements



                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                               New Horizons Worldwide, Inc. and Subsidiaries

                                 September 30, 1998 and December 31, 1997
                                          (Dollars in thousands)

                                                                September 30, 1998      December 31, 1997
                                                                ------------------      -----------------
                                                                    (unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:
               Accounts payable                                    $           2,577        $          2,489
               Current portion of long-term obligations                        1,078                   1,792
               Income taxes payable                                                -                   1,049
               Other current liabilities                                      16,243                   9,508
                                                                   -----------------       -----------------

                   Total current liabilities                                  19,898                  14,838

           Long-term obligations, excluding current portion                      364                   1,516

           Deferred income tax liabilities                                       659                     563

           Deferred rent                                                         667                     598
                                                                   -----------------       -----------------

                   Total liabilities                                          21,588                  17,515
                                                                   -----------------       -----------------

           Stockholders' equity:
               Preferred stock, without par value,
                   2,000,000 shares authorized, no
                   shares issued                                                   -                       -
               Common stock, $.01 par value,
                   15,000,000 shares authorized;
                   issued and outstanding
                   7,610,583 shares in 1998
                   and 7,327,331 shares in 1997                                   76                      73

               Additional paid-in capital                                     31,647                  26,646

               Retained earnings                                              27,952                  23,635

               Treasury stock at cost - 185,000
                   shares in 1998 and 1997                                    (1,298)                 (1,298)

               Unrealized investment gain, net of tax                             47                       -
                                                                   -----------------       -----------------

                    Total stockholders' equity                                58,424                  49,056
                                                                   -----------------       -----------------

                    Total Liabilities and Stockholders' Equity     $          80,012       $          66,571
                                                                   =================       =================

           See accompanying notes to condensed consolidated financial statements



                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    New Horizons Worldwide, Inc. and Subsidiaries

                        Nine and Three Months ended September 30, 1998 and September 30, 1997
                                                     (Unaudited)
                                  (Dollars in thousands except Earnings Per Share)


                                              Nine Months Ended                       Three Months Ended
                                     ---------------------------------------  --------------------------------------
                                     September 30, 1998   September 30, 1997  September 30, 1998  September 30, 1997
                                     ---------------------------------------  --------------------------------------
 Revenues
    Franchising
       Franchise fees                $          1,303   $             767     $             595  $           296
       Royalties                               11,831               8,637                 4,234            3,205
       Other                                    1,442                 494                   498              214
                                     -----------------  ------------------    ------------------ -----------------

       Total franchising revenues              14,576               9,898                 5,327            3,715

    Company-owned training centers             37,578              28,919                14,332           10,072
                                     -----------------  ------------------    ------------------ -----------------
       Total revenues                          52,154              38,817                19,659           13,787

 Cost of revenues                              23,530              19,987                 8,635            6,970

 Selling, general and
    administrative expenses                    22,457              17,345                 8,197            5,866
                                     -----------------  ------------------    ------------------ -----------------

 Operating income                               6,167               1,485                 2,827              951

 Investment income, net                           894                 565                   323              225
 Gain from release of certain
    franchise obligations                           -               2,600                     -                -
                                     -----------------  ------------------    ------------------ -----------------

 Income before income taxes                     7,061               4,650                 3,150            1,176

 Provision for income taxes                     2,744               1,717                 1,281              429
                                     -----------------  ------------------    ------------------ -----------------

 Net income                          $          4,317   $           2,933     $           1,869  $           747
                                     =================  ==================    ================== =================

 Basic Earnings Per Share            $           0.59   $            0.41     $            0.25  $          0.11
                                     =================  ==================    ================== =================

 Diluted Earnings Per Share          $           0.57   $            0.40     $            0.24  $          0.10
                                     =================  ==================    ================== =================

           See accompanying notes to condensed consolidated financial statements



                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               New Horizons Worldwide, Inc. and Subsidiaries
                        Nine Months ended September 30, 1998 and September 30, 1997
                                                (Unaudited)
                                          (Dollars in thousands)

                                                                  Nine Months Ended      Nine Months Ended
                                                                 September 30, 1998     September 30, 1997
                                                                 ------------------     ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $           4,317      $         2,933
   Adjustments to reconcile net income to net cash
     provided by operating activities (net of acquisitions):
       Depreciation and amortization                                          2,900                2,921
       Loss on disposal of equipment                                              8                    5
       Deferred income taxes                                                     96                 (282)
       Cash provided (used) from the change in:
         Accounts receivable                                                 (3,335)               3,896
         Inventories                                                            272                  (29)
         Prepaid expenses and other current assets                              (75)               4,810
         Other assets                                                          (793)                (217)
         Accounts payable                                                      (192)              (2,041)
         Accrued expenses                                                     6,022                1,416
         Income tax payable/refundable                                       (1,049)                 347
         Deferred rent                                                           69                    -
                                                                  -----------------    -----------------
           Net cash provided  by operating activities                         8,240               13,759
                                                                  -----------------    -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                      (23,723)             (18,300)
     Redemption of marketable securities                                     28,798                    -
     Additions to property, plant and equipment                              (2,244)              (3,836)
     Cash paid for acquisition, net of cash received                         (3,787)                   -
                                                                  ------------------   -----------------
       Net cash used in investing activities                                   (956)             (22,136)
                                                                  ------------------   ------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     481                  623
     Proceeds from debt obligations                                              78                1,532
     Principal payments on debt obligations                                  (1,977)              (1,314)
                                                                  ------------------   ------------------
       Net cash (used in) provided by financing activities                   (1,418)                 841
                                                                  ------------------   -----------------

   Net increase (decrease) in cash and cash equivalents                       5,866               (7,536)

   Cash and cash equivalents at beginning of period                           3,129               11,411
                                                                  -----------------    -----------------
   Cash and cash equivalents at end of period                     $           8,995    $           3,875
                                                                  =================    =================

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash was paid for:
       Interest                                                   $             184    $             109
                                                                  =================    =================
       Income taxes                                               $           2,740    $             558
                                                                  =================    =================

           See accompanying notes to condensed consolidated financial statements



                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        New Horizons Worldwide, Inc. and Subsidiaries
                            Nine Months ended September 30, 1998
                                         (Unaudited)
                                   (Dollars in thousands)



                       SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS -

                       On April 30, 1998, the Company acquired the Memphis,
                        Tennessee franchise in a transaction summarized as follows (Note 4):

                           Fair value of assets acquired                           $  6,401

                           Value of stock issued                                     (1,932)

                           Cash paid, net of cash acquired                           (3,844)
                                                                                   --------
                           Liabilities assumed                                     $    625
                                                                                   ========




                      On April 30, 1998, the Company acquired the Nashville,
                       Tennessee franchise in a transaction summarized as follows (Note 4):

                          Fair value of assets acquired                             $ 2,990

                          Value of stock issued                                      (2,641)

                          Cash acquired, net of cash paid                                57
                                                                                    -------
                          Liabilities assumed                                       $   406
                                                                                    =======

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

  For the Nine and Three Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 1998 and the results of operations for the nine and three month periods ended September 30, 1998 and September 30, 1997. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

Note 2 The investments consist of tax-exempt bonds and municipal funds. The Company's investments are presented at their aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax, until realized.

Note 3 Certain items on the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 4 On April 30, 1998 New Horizons Education Corporation (NHEC), wholly owned subsidiary of New Horizons Worldwide (NEWH), purchased the assets of two of its franchises in Memphis and Nashville, Tennessee and operate the centers as company-owned locations. The consideration paid included $3,787 in cash, net of cash acquired, and 248,252 shares of NEWH stock. Based upon the closing price of the New Horizons stock as of April 30, 1998 the acquisition is valued at approximately $8.5 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill at September 30, 1998 of $8,139, which is being amortized over 25 years.

           If the results from the acquired locations had been included in the results of operations for the first nine months of 1998 and 1997, the Company's pro forma revenue, net income and earnings per share would have been as follows:

                                                     Nine Months Ended        Nine Months Ended
                                                     September 30, 1998      September 30, 1997
                                                     ------------------      ------------------
           Revenue                                    $        55,208         $        44,814

           Net Income                                 $         4,518         $         3,216

           Basic Earnings Per Share                   $          0.62         $          0.44

           Diluted Earnings Per Share                 $          0.59         $          0.43


Note 5 On October 30, 1998 New Horizons Education Corporation (NHEC), wholly owned subsidiary of New Horizons Worldwide (NEWH), purchased the assets of its franchise in Hartford, Connecticut and will operate the center as a company-owned location. The purchase included net assets totaling approximately $377. The consideration paid included a $3,000 promissory note bearing 5% interest due January 4, 1999 and secured by an irrevocable standby letter of credit in the amount of $3,000, $200 in cash and 48,242 shares of NEWH stock. Based upon the closing price of the New Horizons stock as of October 30, 1998 the acquisition is valued at approximately $4.1 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved.

           If the results from the acquired locations had been included in the results of operations for the first nine months of 1998 and 1997, the Company's revenue, net income and earnings per share would have been the pro forma amounts shown below:

                                                     Nine Months Ended        Nine Months Ended
                                                     September 30, 1998      September 30, 1997
                                                     ------------------      ------------------

           Revenue                                    $        56,488           $        41,344

           Net Income                                 $         4,579           $         3,326

           Basic Earnings Per Share                   $          0.62           $          0.47

           Diluted Earnings Per Share                 $          0.60           $          0.45

Note 6 On October 2, 1998 the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company intends to construct a building on the land that will serve as the world headquarters for its franchising company and the main training facility for its Orange County company-owned training center. Currently the Company occupies two leased facilities in Orange County and will consolidate those facilities at or before the expiration of the leases in 2001 and 2002.

Note 7 As of December 31, 1997 the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

           The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

           The weighted average number of shares outstanding in determining Basic EPS for the nine months ended September 30, 1998 and 1997 was 7,282,321 and 7,084,505 and for the three months ended September 30, 1998 and 1997 was 7,425,583 and 7,059,710. The weighted average number of shares outstanding used in determining Diluted EPS for the nine months ended September 30, 1998 and 1997 was 7,608,722 and 7,271,677 and for the three months ended September 30, 1998 and 1997 was 7,816,048,and 7,279,495.

           The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

Note 8 Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". The Company's comprehensive income for the nine months ended September 30, 1998 and 1997 is presented below:

                                                           Nine Months Ended       Nine Months Ended
                                                           September 30, 1998     September 30, 1997
                                                           ------------------     ------------------

           Net income                                      $           4,317       $         2,933
                                                           -----------------       ----------------
           Other comprehensive income,
             before tax:
               Unrealized holding gains on securities
                 arising during period                                    78                      -
               Income tax provision related to other
                 comprehensive income                                    (31)                     -
                                                           -----------------       ----------------
               Other comprehensive income,
                 net of tax                                               47                      -
                                                           -----------------       ----------------

               Comprehensive income                        $           4,364        $         2,933
                                                           =================       ================

Note 9 In June 1997, The Financial Accounting Standards Board issued SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No.131 must be adopted by the Company for the fiscal year ended December 31, 1998 and will result in expanded disclosures regarding the Company's operations on a segmented basis. The disclosure requirements are not required for interim periods in the year of adoption.

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

REVENUES

Revenues increased $5,872 or 42.6% to $19,659 for the third quarter of 1998 and increased $13,337 or 34.4% for the nine months of 1998 compared to the same periods in 1997. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Tennessee franchises, same-center revenue increases and additional franchises added to the system. System-wide revenues for the third quarter were $93,482, up 31.1% from $71,306 for the same period in 1997. For the first nine months of 1998 system-wide revenues grew 34.1% to $261,037 from $194,593 for the corresponding first nine months of 1997. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 27.7% in the third quarter of 1998 and 29.6% for the first nine months of 1998 compared to the same periods in 1997.

COST OF REVENUES

Cost of revenues increased $1,665 or 23.9% for the third quarter of 1998 and increased $3,543 or 17.7% for the first nine months of 1998 compared to the same periods in 1997. As a percentage of revenues, cost of revenues decreased to 43.9% for the third quarter of 1998 and to 45.1% for the first nine months of 1998, from 50.6% and 51.5% respectively, for the same periods in 1997. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter and the first nine months of 1998 as discussed above, higher training, facilities and depreciation expenses in and associated with the expansion of the centers in Los Angeles and New York City, and the acquisition of the Memphis and Nashville, Tennessee franchises in the second quarter, 1998. The decrease in cost of revenues as a percentage of revenues was primarily due to improved absorption of fixed costs and increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2,331 or 39.7% for the third quarter of 1998 and increased $5,112 or 29.5% for the first nine months of 1998, compared to the same periods in 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 41.7% for the third quarter of 1998 and to 43.1% for the first nine months of 1998 from 42.5% and 44.7% respectively, for the same periods in 1997. The increase in selling, general and administrative expenses in absolute dollars was due to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program, franchise support for international operations, the acquisition of the Memphis and Nashville, Tennessee franchises, and expenses associated with expansion of the new centers in Los Angeles and in New York City. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the increase in revenue and control over the addition of non-revenue producing employees.

OPERATING INCOME

Operating income increased $1,876 or 197% for the third quarter of 1998 and increased $4,682 or 315% for the first nine months of 1998 compared with the same periods of 1997. As a percentage of revenues, operating income rose to 14.4% from 6.9% for the third quarter of 1998, and rose to 11.8% for the first nine months of 1998 from 3.8% for the same period in 1997. The increase in operating income for the three months ended September 30, 1998 and the first nine months of 1998 resulted mainly from the increase in revenues and the reduction in expenses as a percentage of revenues.

INVESTMENT INCOME, NET

Investment income increased $28 or 8.2% to $369 for the third quarter of 1998 and increased $169 or 18.1% to $1,102 for the first nine months of 1998, compared with the same periods for 1997. As a percentage of revenues, investment income decreased to 1.9% in the third quarter of 1998 and to 2.1% for the first nine months of 1998, from 2.5% and 2.4% respectively, for the same periods in 1997. The increase in investment income in absolute dollars was due mainly to the short term investment of cash provided by operations and the collection of accounts receivable from discontinued operations subsequent to September 30, 1997. The decrease in investment income as a percentage of revenues was primarily due to the increase in revenues.

Interest expense decreased $70 or 60.3% to $46 for the third quarter of 1998 and decreased $160 or 43.5% to $208 for the first nine months of 1998, compared with the same periods for 1997. As a percentage of revenues, interest expense decreased to 0.2% in the third quarter of 1998 and to 0.4% for the first nine months of 1998, from 0.8% from 0.9% respectively for the same periods in 1997. The decrease in interest expense, both in absolute dollars and as a percentage of revenues, was due mainly to lower outstanding borrowings in these periods in 1998 when compared to the same periods in 1997.

INCOME TAXES

The provision for income taxes as a percentage of income before income taxes increased to 40.7% for the third quarter of 1998 and to 38.9% for the first nine months of 1998, from 36.5% and 36.9% respectively, for the same periods in 1997. The increase in the provision for income taxes as a percentage of income before income taxes was due principally to higher foreign income taxes in 1998 when compared to 1997 and lower tax-free investments in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's working capital was $26,610, and its cash, cash equivalents and short-term investments totaled $26,978. Working capital as of September 30, 1998 decreased $393 or 1.5% from $27,003 as of December 31, 1997.

The Company currently maintains a credit facility with a commercial bank providing availability of $3,750 at a variable interest rate equal to 1.0% under the bank's prime rate (8.5% at September 30, 1998). As of September 30, 1998 there was no amount outstanding under this facility. On October 30, 1998, as part of the acquisition of the Hartford franchise, the Company issued a promissory note for $3,000 due January 4, 1999. The note is secured by an irrevocable standby letter of credit issued by the Company's commercial bank. The issuance of the standby letter of credit reduced the availability under the credit facility to $750.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software and training facilities. During the first nine months of 1998 the Company spent approximately $2,244 on capital items and anticipates spending up to $7,800 for the fiscal year ended December 31, 1998. The anticipated spending amount includes $5,100 for the purchase of undeveloped land in Santa Ana, California, during October 1998 (Note 6).

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statement for interim periods in the second year of application.

YEAR 2000

The issues raised by the inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year are commonly referred to as the Year 2000 ("Y2K") issues. A company-wide Y2K compliance program has been implemented to determine Y2K issues and develop strategies to assure compliance. The compliance program has four major areas of concentration: internal information technology systems; non-information technology systems; systems and processes utilized by franchisees; and compliance issues related to major suppliers. A Y2K project team has been established and is directing the activity regarding the issues confronted in each area, monitoring progress of the effort and reporting findings to management. As the Y2K compliance program proceeds, contingency plans will be prepared, updated and implemented as necessary to address the risks identified, including a plan for a yet to be determined worst case scenario.

With respect to internal information technology systems, among the most critical systems to the ongoing operations of both the company-owned and franchised training centers are those systems which provide customer contact and student registration information. The systems currently used by the company-owned centers are not Y2K compliant, but the Company is preparing the necessary upgrades. The cost of developing these upgrades has not been, and is not expected to be, material. Certain franchised locations use the same systems as the company-owned centers, and will receive these upgrades from the Company by the end of 1998. Other franchised locations use contact management and/or student registration software from various vendors which, in many cases, may require updating to become Y2K compliant. Franchisees have been and will continue to be advised to bring their systems into compliance. However, simultaneous with these efforts, the Company has also engaged a third party to develop a comprehensive replacement information management system (NHMS) for use in all company-owned and franchised locations. The Company expects to commence deployment of this system, which is designed to be Y2K compliant, in the second quarter of 1999. In addition to the foregoing, the Company is reviewing its other computer hardware and software systems and upgrading or replacing them as necessary. With respect to the Company's accounting system currently used to consolidate results from the company-owned centers, the Company is now in the process of selecting a new system. The cost of the new system is expected to be less than $450,000. Installation is expected to be completed by September 1999.

Regarding non-information technology systems, the project team has inventoried the items potentially affected by Y2K issues, and is currently assessing compliance of those systems considered to have the potential for a material impact. Those items which appear to have the potential for such an effect that are determined not to be in compliance will be upgraded or replaced by mid-1999. Those costs are not expected to be material.

The project team is preparing a Y2K readiness report to disseminate to franchisees by the end of 1998. The operation of a franchise is substantially similar to the operation of a company-owned center, and accordingly, this report is a by-product of the analysis the project team is performing on the company-owned locations. As noted above, it is believed that many franchisees have contact management and/or student registration systems which are not Y2K compliant. Because the Company derives a significant portion of its revenue from royalties received from its franchisees, the Company could be materially adversely affected if the systems utilized by the franchisees are not Y2K compliant. In order to minimize this exposure, the Company intends to make NHMS available to franchisees in 1999 and to furnish to users of the older systems upgrades which are expected to bring these systems into Y2K compliance.

As part of its Y2K compliance efforts, the Company has initiated formal communications with suppliers providing goods or services material to the Company's operations in order to determine the extent to which the Company's systems and operations are vulnerable to any failure by such third parties to remediate their Y2K problems. There can be no assurance, however, that the systems of those suppliers will be converted in a timely fashion and will not have an adverse effect on the Company. The lack of Y2K compliance on the part of a customer of a company-owned or franchised center should not have a direct adverse impact on the operations of the Company. However, to the extent the costs associated with Y2K compliance reduces a customer's information technology training budget, the Company could experience a reduction in revenues.

The Company believes that the cost of the Y2K compliance efforts for its information and non-information technology systems will not be material to its financial position or results of operations in any given year. However, due to the inherent uncertainties surrounding Y2K issues, there can be no assurance that Y2K failures or implications, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position, particularly in the event any significant third parties cannot in a timely manner provide the Company with products, services or systems that meet the Y2K requirements. The conclusions and estimates in this Y2K information include forward-looking statements and are based upon management's current best estimates of future events.

                      FORM 10Q - PART II: OTHER INFORMATION


      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


      (a)       Exhibit Index

      Exhibit
      Number                     Description of Documents
      -------                    ------------------------



        27      Financial Data Schedule*



               *Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                  NEW HORIZONS WORLDWIDE, INC.
                                                  (Registrant)


Date:   November 13, 1998                     By:   /S/ ROBERT S. MCMILLAN
                                                    ---------------------------
                                                    Robert S. McMillan
                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    Chief Financial Officer

EXHIBIT INDEX

Exhibit                    Description
-------                    -----------

  27                 Financial Data Schedule