Form 10-K
period 1998-12-31
NEW HORIZONS WORLDWIDE INC
filed 1999-03-31
CIK 850414

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from   Not Applicable      to
                                 --------------             ---------------

Commission file number                                    0-17840

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                            22-2941704
-----------------------------------------                   --------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

500 Campus Drive, Morganville, New Jersey                           07751
-----------------------------------------                   --------------------
(Address of principal executive offices)                          (Zip Code)

Registrant"s telephone number, including area code:  (732) 536-8501
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each exchange on which registered

Not Applicable                                         Not Applicable
-------------------                   -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 26, 1999 was approximately $96,250,982, computed on the basis of the last reported sales price per share ($19.25) of such stock on The Nasdaq Stock Market.

The number of shares of the Registrant"s Common Stock outstanding as of March 26, 1999 was 7,540,028.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K                                 Documents Incorporated
Part III (Items 10, 11, 12 and 13)                by Reference
----------------------------------               -------------------------------
                                                  Portions of  the  Registrant"s
                                                  definitive Proxy  Statement to
                                                  be used in connection with its
                                                  Annual Meeting of Stockholders
                                                  to be held on May 4, 1999

                          NEW HORIZONS WORLDWIDE, INC.
                             INDEX TO ANNUAL REPORT
                                   ON FORM 10K

                                     PART I
Item 1.   Business.............................................................1
          General..............................................................1
          Information Technology Education and Training Market.................2
          New Horizons Business Model..........................................2
               Company-owned Training Centers..................................3
               Franchising.....................................................4
          Customers............................................................6
          Sales and Marketing..................................................6
          Training Authorizations..............................................6
          Competition..........................................................6
          Information about Forward Looking Statements.........................7
          Regulations..........................................................9
          Insurance............................................................9
          Trademarks...........................................................9
          Employees............................................................9

Item 2.   Properties...........................................................9

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................10

                                     PART II

Item 5.   Market for Registrant"s Common Equity
          and Related Shareholder Matters.....................................10

Item 6.   Selected Consolidated Financial Data................................11

Item 7.   Management"s Discussion and Analysis of
          Financial Condition and Results of Operations.......................12

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk .........18

Item 8.   Financial Statements and Supplementary Data.........................18

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................18

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................19

Item 11.  Executive Compensation..............................................20

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management......................................................20

Item 13.  Certain Relationships and Related Transactions......................20

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K ...................................21

SIGNATURES....................................................................22

                                     PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company"s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed throughout this document and under the caption "Information About Forward Looking Statements."

New Horizons Worldwide, Inc., (the "Company" or "New Horizons") formerly Handex Corporation, through various subsidiaries, both owns and franchises computer training centers. System-wide revenues include revenues for all centers, both owned and franchised. The Company sold its environmental business segment and changed its name to New Horizons in late 1996, in order to concentrate its resources on the technology training market. The Company"s common stock trades on The Nasdaq Stock Market under the symbol "NEWH".

GENERAL

New Horizons' 1998 system-wide revenues of $357.5 million makes it the largest independent provider in the fragmented PC software applications and technical certification training industry. Through various subsidiaries, the Company both owns and franchises computer training centers. Through these training centers the Company offers a variety of flexible training choices including instructor-led classes, Web-based Training (WBT), Computer-based Training (CBT) via CD-ROM, computer labs, certification exam preparation tools, and 24-hour, seven-day-a-week free help desk support. The goal of the training is to deliver to the student information and skills which have immediate and practical value in the workplace.

The New Horizons worldwide network delivered over 2.4 million student-days of technology training in 1998, generating system-wide revenues, which include both the results of company-owned and franchised operations, of $357.5 million, up 34% from $267.4 million in 1997. The network has over 1,080 classrooms, 1,280 instructors and 1,300 account executives.

New Horizons specializes in instructor-led training which is the industry's dominant delivery method for information technology training. The Company has become a leader in the industry by developing the processes for delivering quality training for the largest technology training segments: PC software applications and technical certification training. The network's training centers offer a broad range of courses for several of the major software vendors, including Microsoft, Novell, Lotus, Adobe, Aldus, Apple Computer, Corel, Symantec, Sun Microsystems, and Unix. New Horizons has the largest network of Microsoft Certified Technical Education Centers and Novell Authorized Education Centers in the world. Additionally, with certification testing becoming increasingly important, New Horizons also has established the largest number of Authorized Prometric Testing Centers in the world. Classes can be held at New Horizons locations or on-site at the client's facility. Curriculum can be tailored to the client's specific needs. The Company can also provide training and courseware for customers' proprietary software. Additionally, using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of computer-based products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997. Additionally, the Company has a reseller agreement with a company that has an extensive offering of computer-based training courses that will prepare customers for certification exams.

New Horizons owns and operates 11 computer training facilities located in Santa Ana, Burbank, Los Angeles, and Irvine, California; Chicago, Illinois; Cleveland, Ohio; two in New York City, New York; Memphis and Nashville, Tennessee; and Hartford, Connecticut. The Santa Ana location was acquired as part of the original purchase of New Horizons in 1994. The remaining California locations are part of a strategy to expand in the large southern California technology training market, while the Chicago, Cleveland, Memphis, Nashville and Hartford locations and the initial New York location were acquired from franchisees as part of the Company's strategy to operate company-owned training centers in select markets within the United States. A second New York training center opened in the first quarter of 1997. The Company acquired the Albuquerque, New Mexico franchise on March 1, 1999.

As of December 31, 1998, the Company's franchisees operated 117 locations in the United States and Canada and 77 locations in 28 other countries around the world. An additional 24 franchises have been sold and are scheduled for future openings.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located at 500 Campus Drive, Morganville, New Jersey, 07751. The Company's principal operating offices are located at 1231 East Dyer Road, Suite 140, Santa Ana, California 92705. The Company maintains a website at http://www.newhorizons.com.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

The rapidly growing role of information technology in business organizations and the emergence of the Internet are creating significant and increasing demand for information technology training. A 1998 International Data Corporation ("IDC') study estimated that in 1997 the worldwide market for information technology education and training was about $16.4 billion and is expected to grow at a pace of 11.1% per year to over $28 billion in the year 2002. The study indicated that nearly one-fifth of the top U.S. IT executives rated the lack of skilled personnel as the most serious constraint to the growth of their businesses in 1997. A survey published in 1997 by Information Technology Association of America (ITAA) stated that the number of unfilled positions for IT employees at large and midsized U.S. companies is approximately 190,000.

The growing need for technology training is driven by several developments including: (i) increased use of computers in the workplace requiring employees to acquire and apply information technology skills; (ii) rapid and complex technological changes in operating systems, new software development, and technical training; (iii) continuing emphasis by industry on productivity, increasing the number of functions being automated throughout organizations;
(iv) greater focus by organizations on core competencies with a shifting emphasis to outsourcing of non-core activities; (v) corporate downsizing requiring remaining personnel to develop a greater variety of skills; and (vi) development of the Internet. In its survey, the ITAA announced that education will be a key facet of any solution to the skills problem.

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

Organizations are searching out and selecting outside technology training services that can provide the following: (i) cost effective delivery of high quality instruction; (ii) qualified, technically expert instructors; (iii) flexibility to deliver a consistent training product at geographically dispersed facilities; (iv) ability to tailor the training products to specific customers' needs; (v) definitive, current courseware; (vi) testing and certification of technical competency; (vii) effective training methods delivering knowledge and skills with immediate practical value in the workplace; (viii) a depth and breadth of curriculum; and (ix) flexible and convenient scheduling of classes.

Instructor-led classroom training is the dominant delivery method for technology training with 78.4% of the information technology education market according to the 1998 IDC report. IDC projects that instructor-led training will continue to maintain a significant share of the market because trainees value the personalized attention, interfacing and problem-solving with classmates and instructors, and the insulation classroom training provides from workplace interruptions. While IDC projects instructor-led training will continue to be the leading delivery method in the market through 2001, the role of technology-based training, consisting of computer-based training, Web-based training, and CD-ROM multimedia is gaining greater acceptance. IDC estimates that technology-based training will have 54.9% of the information technology education market by 2002 while instructor-led classroom training will have a 42.4% share. IDC projects that revenues generated through instructor-led training will still grow through 2000, but at that point will start to decline.

THE NEW HORIZONS BUSINESS MODEL

New Horizons' company-owned and franchised operations both provide an instructor-led training delivery system to customers that is executed by certified employee instructors primarily in fully equipped classrooms in New Horizons facilities. Approximately 17% of classes are given on-site at the customer's location. New Horizons often supplies the computer hardware for these on-site classes. The Company sells its services primarily to businesses and government agencies as opposed to individuals.

Curriculum is centered on software applications (approximately 63% of the courses) and technical certification programs (approximately 37%). Classes are concise, generally ranging from one to five days, and are designed to be intensive skill building experiences. The Company offers a broad array of information technology courses covering the most popular software applications and technical certification programs. The Company also provides customized training for customers' proprietary software applications. The Company believes it offers more classes more often than any other company in the industry.

In addition to certified instructors and broad curriculum, the New Horizons business model is designed to provide its customers significant training value by featuring: (i) guaranteed training through the Company's free six-month repeat privileges; (ii) skills assessment on subjects and skills for both standard or proprietary software; (iii) professional certification training;
(iv) the largest network of authorized training centers in the industry ensuring quality and consistency; (v) free 24 hours-a-day, 7 day-a-week help desk service for a full sixty-day period after a class has been completed; (vi) on-site training at customer's facilities; (vii) customized courseware from a library of over 1,200 titles in 12 languages; (viii) club memberships providing a series of classes for one platform at one low price; (ix) flexible scheduling including evening and weekend classes; (x) a Major Accounts Program which coordinates the national and/or international delivery of training for clients with training requirements in multiple locations; and (xi) its Choice Learning program which allows customers to blend the delivery methodology between instructor-led training and technology-based training.

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, the buy back of franchises in certain markets, and revenue growth for the existing training centers. Locations open more than twelve months grew more than 28% in 1998. The Company believes a mix of franchised and company-owned centers will enable it to combine the accelerated expansion opportunities provided by franchising while maintaining ownership of a significant number of training centers. The Company plans to continue to grow through the (i) improvement of revenues and profits at both current company-owned and franchised operating locations; (ii) the sale of additional franchises; (iii) the selective buyback of existing franchises in the United States which have demonstrated the ability to achieve exceptional profitability while increasing market share, and (iv) the potential acquisition of companies in similar or complementary businesses.

Company-owned Training Centers
------------------------------
At the end of 1998 the Company owned and operated eleven training centers that generated $52.5 million in revenue. The locations open at the beginning of 1998 were as follows:

     California            Illinois           New York               Ohio
     ----------            --------           --------               ----
     Santa Ana             Chicago            New York (2)           Cleveland
     Irvine
     Burbank
     Los Angeles

The franchise locations acquired in 1998 were as follows:

       Memphis and Nashville, Tennessee              Acquired April 30, 1998
       Hartford, Connecticut                         Acquired October 30, 1998

In addition, the Company acquired the Albuquerque, New Mexico, franchise on March 1, 1999.

The acquisitions are a result of the Company's strategy to acquire well-performing franchises in select United States markets. The selling shareholders, who have continued to manage the acquired training centers, will receive additional consideration if certain performance criteria are met. The acquisitions have been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition.

Franchising
-----------
At the end of 1998 the Company supported a worldwide network of independent franchises which provide information technology training at 194 locations in 30 countries. There are an additional 24 franchised locations which have been sold and which are scheduled to open at various times during 1999. The franchisee is given a non-exclusive license and franchise to participate in and use the business model and sales system developed and refined by the Company. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 147 franchised locations operating at the end of 1996; 175 at the end of 1997; and 194 at the end of 1998, of which 117 were in the United States and Canada and 77 were abroad.

The offer and sale of franchises are subject to regulation by the United States Federal Trade Commission and certain foreign countries. There also exist numerous state laws that regulate the offer and sale of franchises and business opportunities, as well as the ongoing relationship between franchisors and franchisees, including the termination, transfer, and renewal of franchise rights. The failure to comply with these laws could adversely affect the Company's operations.

New Horizons  estimates the initial  investment  required to acquire and start a
franchise   operation,   including  the  initial   franchise  fee,  ranges  from
approximately $250,000 to $450,000.

United States and Canada
------------------------

Franchise Fees
--------------
A franchisee in the United States and Canada is charged an initial franchise fee and ongoing monthly royalties, which become effective a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory granted as defined in the Franchise Agreement. In the United States and Canada, the size of a territory is measured by the number of personal computers ("PC's") in the territory. On October 1, 1998, the Company increased the initial franchise fees for its territories. The initial franchise fee for a start-up center for a Type 1 territory (150,000 or more PC's) is $75,000; for a Type 2 territory (75,000 to 149,999 PC's) is $50,000; and a Type
3 territory (50,000 to 75,000 PC's) is $25,000. Entrepreneurs converting an existing training center to a New Horizons center receive a 20% reduction in the initial fee as a conversion allowance. Based on information furnished by IDC concerning the number of PC's in various geographic areas, as of December 31, 1998, the Company has identified 22 Type 1 territories, 32 Type 2 territories, and 14 Type 3 territories as the remaining territories currently available for sale as franchises in the United States and Canada.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a "limited exclusive" territory in that New Horizons agrees not to own or franchise any other New Horizons Computer Learning Center provided the franchisee operates in compliance with the terms of its franchise agreement. The geographic boundaries of a territory are typically determined by United States Postal Service zip codes. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center.

Royalties
---------
In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) a monthly continuing royalty fee, consisting of the greater of 3% to 6% of monthly gross revenues or a minimum flat fee of $1,500 for a Type 1 territory or $1,000 for a Type 2 and Type 3 territory; (ii) a monthly marketing and advertising fee of 1% of gross revenues; and (iii) a course materials and proprietary computer-based training products surcharge of 9% of the gross revenues from course materials and proprietary computer-based training products sold to third parties. Each franchisee also pays a $50 per month maintenance fee for customized software developed and maintained by New Horizons. The 6% royalty fee rate was effective for franchises sold during September 1996 or later.

Franchise Agreement
-------------------
The Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. The franchise is exclusive within the specific defined territory and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement and for one year after termination of the franchise, within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees' rights to transfer the franchise license. New Horizons also maintains a "right of first refusal" if a transfer effects a change of control. The agreement also contains default and termination remedies.

International
-------------

Franchise fees
--------------
Initial franchisee fees and territories for international franchises are market/country specific. While the Company does have some unit franchises internationally, the Company has predominantly entered into Master Franchise Agreements providing franchisees with the right to award sub-franchises to other parties within a particular region. The Master Franchisee pays an initial master franchise fee that is based upon the expected number of sub-franchises to be sold. The master franchise fee is then earned ratably over the opening of the sub-franchises. Under the terms of these Master Franchise Agreements, the franchisee commits to open or cause to be opened a specified number of locations within a specified timeframe. The Master Franchisee is responsible for the pre-opening and ongoing support of the sub-franchises. The Company shares with the master franchisee in the proceeds of subsequent sales of individual franchises and also receives a percentage of the royalties received by the Master Franchisee. In 1998 the Company entered into Master Franchise Agreements for the development of Australia, Austria, Italy and the Benelux countries. To bolster its international field support, the Company opened regional offices in Amsterdam and Singapore in 1998. Approximately 14.5% of the Company's system-wide revenues were generated by international locations in 1998. In addition to those markets currently served by its franchisees, the Company has identified over 200 additional international markets which may support a training center.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a "limited exclusive" territory in that New Horizons agrees not to own or franchise any other New Horizons Computer Learning Center provided the franchisee operates in compliance with the terms of its Franchise Agreement. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center.

Royalties
---------
In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) Unit Franchisees: a monthly continuing royalty fee, ranging from 3% to 6% of monthly gross revenues with minimum royalties ranging from $350 to $3,000, depending on the marketplace; (ii) Master Franchisees: 40% of the royalties received from their Subfanchisees with those royalties ranging from 3% to 6% with the aforementioned minimums; and (iii) a course materials and proprietary computer-based training products surcharge of 9% of the gross revenues from course materials and proprietary computer-based training products sold to third parties. Each franchisee also pays a $50 per month maintenance fee for customized software developed and maintained by New Horizons. The 6% royalty fee rate was effective for franchises sold during September 1996 or later.

Master Franchise Agreement
--------------------------
A Master Franchisee receives a "Protected Area" which is typically a country or a region encompassing multiple countries. Under the Master Franchise Agreement the Master Franchisee shall: (i) license and service third party Unit Subfranchises operated by persons other than the Master Franchisee; and (ii) own and operate at least one New Horizons location under a separate Unit Franchise Agreement. The Master Franchise Agreement runs for an initial term of ten years and is renewable for additional ten-year terms. The Master Franchisee is expected to: (i) grant unit franchises in a form of Unit Franchise Agreement as prescribed by New Horizons; (ii) perform and enforce against each Unit Subfranchise the terms of any Unit Subfranchise Agreement it enters into; (iii) provide the initial training in the New Horizons system to each Unit Subfranchise; and (iv) provide ongoing support, consulting and assistance to each Unit Subfranchise after the initial training. For these obligations the Master Franchisee retains 60% of the initial franchise fees and the ongoing royalties received from the Unit Subfranchises.

Unit Franchise Agreement
------------------------
The Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. The franchise is exclusive within the specific defined territory, typically a city, and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory; (ii) a minimum number of
classrooms   depending  on  the  territory;   (iii)   full-time  and  continuous
operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement;
(ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees' rights to transfer the franchise license. New Horizons also maintains a "right of first refusal" if a transfer effects a change of control. The agreement also contains default and termination remedies.

Franchise Support
-----------------
In return for the initial franchise fee and the other monthly fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company's operating headquarters in Santa Ana, California, and one week of field training at the franchisee's location; (ii) franchise and sales system information contained in the Company's Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers, access to troubleshooting and business planning assistance; (iv) current applications courseware at printing cost only (over 1,200 titles in twelve languages); (v) access to the Major Accounts Program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; (vi) site selection assistance; (vii) periodic regional and international meetings and conferences; and (viii) advisory councils and monthly communications.

CUSTOMERS

Customers for the training provided at New Horizons company-owned and franchised training centers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities. Little, if any, of the Company's revenues are generated from Title IV entitlement programs.

No single customer accounted for more than 10% of New Horizons revenues in 1998.

The New Horizons system delivered over 2.4 million student-days of technology training in 1998.

SALES AND MARKETING

New Horizons markets its services primarily through account executives who utilize telesales to target and contact potential customers. The New Horizons sales system is organized and disciplined. After undergoing a formal initial training program, account executives are expected to generate their own database of customers through telephone sales, make a minimum number of calls per day, and invoice and collect a minimum amount of revenue each month. These minimums escalate over the first eight months an account executive is selling and are designed to move the account executive from being compensated, with a non-recoverable draw against commission to a full commission compensation program. Account executives' target sales areas are local and regional. Sales opportunities which involve national and international accounts and involve delivery of training at multiple locations are turned over to the Company's Major Accounts Program.

In 1995 the Company established a Major Accounts Program designed to market computer training services to large organizations which have facilities and training needs throughout the world. This program provides New Horizons' national and international customers with a single point of contact to the entire New Horizons network of training and support services. During 1998 New Horizons competed for and won national and international contracts with TRW, Storage Technology, Robert Half, and UPS, among others.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

TRAINING AUTHORIZATIONS

New Horizons is authorized to provide certified training by more than 30 software publishers, including Microsoft, Novell, Apple, and Sun Microsystems. Many of the industry's major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. In support of these vendors, the Company has 112 Microsoft (CTEC), 93 Novell (NAEC), and 31 Lotus (LAEC) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationships with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business. Additionally, with certification testing becoming increasingly important, New Horizons has grown its number of Authorized Prometric Testing Centers to 117.

COMPETITION

The information technology training market is highly competitive, highly fragmented, has low barriers to entry, and has no single competitor which accounts for a dominant share of the market. The Company's competitors are primarily in-house training departments and independent education and training organizations. Computer retailers, computer resellers, and others also compete with the Company. Periodically, some of these competitors offer instruction and course titles similar to those offered by New Horizons at lower prices. In addition, some of these competitors may have greater financial strength and resources than New Horizons.

New Horizons believes that competition in the industry is based on a combination of pricing, breadth of offering, quality of training, and flexibility and convenience of service.

The  Company   recognizes   that  the  emergence  of  desktop   multimedia   and
computer-based training, as well as distance learning and online training on the Internet, are important and growing competitive developments in the industry.

In-house Training Departments:
------------------------------
In-house training departments provide companies with the highest degree of control over the delivery and content of information technology training, allowing for customized instruction tailored to specific needs. However, according to IDC, the demand for outsourced training is expected to grow as more companies switch to outside training organizations. By outsourcing, companies can choose to spend based on real-time training needs while alleviating the overhead costs for in-house instructors' salaries and benefits.

Independent Education and Training Organizations:
-------------------------------------------------
Although the majority of independent training organizations are relatively small and focus on local or regional markets, the Company competes directly on a national level with several firms providing similar curriculum. Executrain, Productivity Point, Global Knowledge Network, Learning Tree, and Catapult target the same customer base and operate in some of the same markets as New Horizons. The Company believes that the combination of its market presence, the depth and breadth of its course offerings, its flexible customer service approach, its centralized control of delivery to national customers, its status as the world's largest network of Microsoft Certified Technical Education Centers and Novell Authorized Education Centers, and its organized and disciplined sales system distinguishes it from these competitors.

The Company also competes in certain locations with computer resellers like Inacom and IKON, as well as computer retailers such as CompUSA.

Multimedia, Computer-Based Training, Distance Learning, and Web-based Training:
-------------------------------------------------------------------------------
Instructor-led training has historically been the dominant delivery method for information technology training. Multimedia, CBT, distance learning, and Web-based training (WBT) have been small but growing delivery methods. According to IDC, these training delivery methods are expected to grow at a faster rate than instructor-led training through the year 2002. The Company recognizes that its future success depends on, among other factors, the market's continued acceptance of instructor-led training as a delivery method for information technology training, the Company's ability to continue to market competitive instructor-led course offerings, and the Company's ability to successfully capitalize on the potential of multimedia, CBT, distance learning, and WBT delivery methods. Using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of computer-based products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997. As of December 31, 1998, there were 40 Masterware titles available for sale. IDC's 1998 research found that IT professionals use 2.8 methods of study and preparation when preparing for certification exams. The Company has a reseller agreement with a company that has an extensive offering of CBT courses that will prepare customers for certification exams.

WBT represents an emerging trend in the computer training industry and IDC estimates that the online learning market will increase from $197 million in 1997, to $5.5 billion by 2002. The Company has entered into an agreement with a company that will allow New Horizons customers worldwide to have access to tutor-supported WBT computer courses seven days a week, 24 hours a day.

Information technology training can be broken into three segments: Segment 1 includes the most sophisticated levels of training for programmers and software developers; Segment 2 includes certification for engineers (Microsoft, Novell); and Segment 3 includes the end users of standard application software. The Company competes in Segments 2 and 3, with an estimated 37% of revenues from Segment 2 and 63% from Segment 3.

The Company competes with Catapult, Executrain, IKON, and Productivity Point in Segments 2 and 3. The Company competes marginally with Learning Tree and Global Knowledge Network in Segment 2. Currently, the Company does very little training of programmers and software developers.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

The statements made in this Annual Report on Form 10-K that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are by no means limited to: (i) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training which could have more favorable economics with respect to timing and delivery costs and the emergence of just-in-time interactive training; (ii) the Company's ability to attract and retain qualified instructors; (iii) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to upgrading information systems and computer software by customers; (v) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (vi) the Company's ability to manage the growth of its business.

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

TRADEMARKS

The  Company  has  issued   trademark   registrations   and  pending   trademark
applications for the word mark "NEW HORIZONS" and for other trademarks incorporating the words "NEW HORIZONS." The Company believes that the New Horizons name and trademarks are important to its business. The Company has obtained the new Community trademark which protects its name and mark throughout Europe. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company's right to use the New Horizons name and trademarks in its business. However, the Company has been advised that it cannot register the word mark "NEW HORIZONS" in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in Australia. The Company has an application filed with the Australian trademark office to protect Skill Master as its trademark in Australia, and its franchises there are using that name and trademark. The Company believes that neither the pending claim nor the inability to register certain of its trademarks in certain foreign countries will have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

As of February 28, 1999, the Company employed a total of 762 individuals in its corporate operations and company-owned facilities. Of these employees, 247 are instructors, 171 are account executives, and 344 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell, and Lotus.

None of New Horizons' employees is represented by a labor organization. New Horizons considers relations with its employees and outside contract instructors to be satisfactory.


ITEM 2. PROPERTIES

The Company's corporate headquarters occupy 1,500 square feet in a facility in Morganville, New Jersey. The space is being sublet under a short-term agreement with the facility's primary tenant.

The offices for the Company's franchising and company-owned training center businesses are located in Santa Ana, California, pursuant to a lease which expires in 2002.

As of December 31, 1998, New Horizons operated training centers at 13 other leased facilities in California, Illinois, Ohio, Connecticut, Tennessee and New York with leases that expire from 1999 to 2008.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices if necessary.

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company intends to construct a building on the land that will serve as the world headquarters for its franchising company and the main training facility for its Orange County company-owned training center.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock is traded on The Nasdaq Stock Market under the symbol NEWH. The following table sets forth the range of high and low bid quotations per share of common stock from January 1, 1997 through December 31, 1998, as reported by The Nasdaq Stock Market.

1998                                                 HIGH                  LOW
----                                                 ----                  ---
1st Quarter        (January 1 - March 31)           15 1/2               12 1/4
2nd Quarter        (April 1 - June 30)              20                   13 1/2
3rd Quarter        (July 1 - September 30)          22 1/2               16 5/8
4th Quarter        (October 1 - December 31)        23 1/8               14 1/8

1997                                                HIGH                  LOW
----                                                ----                  ---
1st Quarter        (January 1 - March 31)           13 7/8                 9
2nd Quarter        (April 1 - June 30)              12 1/4                8 1/8
3rd Quarter        (July 1 - September 30)          13 3/4               10 1/4
4th Quarter        (October 1 - December 31)        16 1/8               12 5/8


As of March 26, 1999, the Company's common stock was held by 197 holders of record. The Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share)

Selected Consolidated
Statements of Operations Data                                           1998         1997         1996         1995           1994
-----------------------------                                           ----         ----         ----         ----           ----
Total revenues .................................................     $ 72,629     $ 52,633     $ 41,269      $ 23,733      $  5,989
Cost of revenues ...............................................       32,749       26,814       20,599        13,164         3,269
Selling, general and administrative expenses ...................       31,354       23,368       19,063        11,757         2,813
                                                                     --------     --------     --------      --------      --------
Operating income (loss) ........................................        8,526        2,451        1,607        (1,188)          (93)
Interest income (expense), net .................................        1,169          832         (140)          131            43
Gain from release of certain
    franchise obligations.......................................         --          2,600         --            --            --
                                                                     --------     --------     --------      --------      --------
Income (loss) from continuing operations
    before income taxes ........................................        9,695        5,883        1,467        (1,057)          (50)
Provision (benefit) for income taxes ...........................        3,813        2,269          669          (440)          (35)
                                                                     --------     --------     --------      --------      --------
Income (loss) from continuing operations .......................        5,882        3,614          798          (617)          (15)
                                                                     --------     --------     --------      --------      --------
Income (loss) from discontinued operations .....................         --            349         (130)          424         2,346
Loss on disposal of discontinued operations ....................         --           --         (7,303)         --            --
                                                                     --------     --------     --------      --------      --------
Income (loss) from discontinued operations .....................         --            349       (7,433)          424         2,346
                                                                     --------     --------     --------      --------      --------
Net income (loss) ..............................................     $  5,882     $  3,963     $ (6,635)     $   (193)     $  2,331
                                                                     ========     ========     ========      ========      ========

Basic Earnings Per Share
------------------------
Income (loss) per share from continuing operations .............     $   0.80     $   0.51     $   0.12      $  (0.09)     $   --
Income (loss) per share from discontinued operations ...........         --           0.05        (1.08)         0.06          0.34
                                                                     --------     --------     --------      --------      --------
Net income (loss) per share ....................................     $   0.80     $   0.56     $  (0.96)     $  (0.03)     $   0.34
                                                                     ========     ========     ========      ========      ========

Diluted Earnings Per Share
--------------------------
Income (loss) per share from continuing operations .............     $   0.77     $   0.50     $   0.12      $  (0.09)     $   --
Income (loss) per share from discontinued operations ...........         --           0.05        (1.08)         0.06          0.34
                                                                     --------     --------     --------      --------      --------
Net income (loss) per share ....................................     $   0.77     $   0.55     $  (0.96)     $  (0.03)     $   0.34
                                                                     ========     ========     ========      ========      ========

                                                    December 31,     December 31,     December 28,     December 30,     December 31,
Selected Consolidated Balance Sheet Data                1998            1997             1996             1995             1994
----------------------------------------            ------------     ------------     -----------      ------------     -----------
Working capital ...............................        $20,951          $27,030          $23,066          $28,898         $30,802
Total assets ..................................         86,746           66,571           60,472           56,477          53,651
Long term obligations
     less current portion .....................            267            1,516            2,330              650             464
Total stockholders' equity ....................         61,569           49,056           43,757           49,428          49,637

(1)  Certain reclassifications were made in 1997 to conform with the presentation in 1998.

(2)  The Company  acquired  certain  assets of New  Horizons  Computer  Learning  Center of Santa Ana,  Inc. and all  the issued and outstanding shares  of stock of New Horizons Computer  Learning  Centers, Inc.  on August 15, 1994 and,  accordingly,  the 1994 results reflect a partial year.

(3)  As of December 31, 1997,  the  Company  adopted  Statement of Financial  Accounting  Standards  No. 128,  "Earnings  Per Share"
     (EPS), ("SFAS No.  128").  SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding options, and Diluted EPS, as  defined therein,  which assumes dilution from the outstanding options.  Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and "SELECTED CONSOLIDATED FINANCIAL DATA" included elsewhere in this report.

GENERAL

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to 1997 the Company also operated an environmental remediation business. As a result of the completion of the sale of Handex Environmental, Inc. to ECB, Inc. in December 1996, the results of operations for the Company's environmental business segment have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. The Company operates in two business segments: one operates wholly-owned computer training centers and the other supplies systems of instruction, sales, and management concepts concerning computer training to independent franchisees.

Corporate revenues are defined as revenues from company-owned training centers, initial franchise fees, royalties, and other revenues from franchise operations. System-wide revenues are defined as total revenues from all centers, both company-owned and franchised. System-wide revenues are used to gauge the growth rate of the entire New Horizons training network.

Revenues from company-owned training centers operated by New Horizons consist primarily of training fees and fees derived from the sale of courseware material. Cost of revenues consists primarily of instructor costs, rent, utilities, classroom equipment, courseware costs, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are personnel costs associated with technical and facilities support, scheduling, training, accounting and finance, and sales.

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, and revenue earned from the Major Accounts Program. Cost of revenues consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, courseware development, accounting and finance support, Major Account Program support, advertising expenses, and franchise sales expenses.

RESULTS OF OPERATIONS  1998 VERSUS 1997 -- CONTINUING OPERATIONS

Revenues
--------
Revenues for 1998 increased $19,996 to $72,629 or 38.0% over the $52,633 realized in 1997. Revenues include revenues from company-owned locations and initial franchise fees and royalties from franchise operations. The increase in revenues was attributable to significant growth in royalties, revenue increases at the Santa Ana and Cleveland company-owned locations, and the acquisition of the Memphis and Nashville, Tennessee and the Hartford, Connecticut franchises.

Revenues at company-owned centers increased 35.8% to $52,545 from $38,692 in 1997. The increase was primarily attributable to a 16.3% increase at the centers owned at January 1, 1998 and the acquisition of the Memphis, Nashville, and Hartford franchises.

In the Company's franchising segment, royalty fees for 1998 were $16,189, up 36.2% over the 1997 total of $11,887. The increase was principally due to a 30.3% revenue increase at locations open more than one year and the addition of 22 franchise locations during the year, less three franchises purchased by the Company and operated as company-owned locations. Franchise fees for 1998 were $1,704, up 35.8% from the 1997 total of $1,255. At the end of 1998, there were 194 franchise locations in operation, up 10.9% over the 175 in operation at the end of 1997. One hundred seventeen franchise locations operate in the U.S. and Canada while 77 operate in 28 other countries around the world. Other franchising revenues for 1998 increased $1,392, up 174% from the 1997 total of $799. The increase was due mainly to higher revenues from the Major Accounts Program.

System-wide revenues, which are defined as revenues from all centers, both company-owned and franchised, increased to $357,503 at the end of 1998, up 33.7% from $267,377 in 1997.

Cost of Revenues
----------------
Cost of revenues increased $5,935 or 22.1% for 1998 compared to 1997. As a percentage of revenues, cost of revenues decreased to 45.1% for 1998 from 50.9% for 1997. Cost of revenues includes direct training costs, such as instructor payroll and benefits, facilities rent, cost of computer equipment, courseware consumption costs, and other training delivery costs.

The increase in cost of revenues in absolute dollars was due to the acquisition of Memphis, Nashville, and Hartford franchises and the increased training costs at the Santa Ana and Cleveland locations resulting from the growth in revenues. The decrease as a percentage of revenue resulted from the control of the costs to deliver training.

Selling, General and Administrative Expenses
---------------------------------------------
Selling, general and administrative expenses increased $7,986 or 34.2% for 1998 compared to 1997. As a percentage of revenues, selling, general and administrative expenses declined to 43.2% for 1998 from 44.4% for 1997. The increase in absolute dollars for selling, general and administrative expenses was due primarily to growth in spending in the areas of sales and marketing, national advertising, expansion of the Major Accounts Program, and franchise support for international operations. The decrease in selling, general and administrative expense as a percentage of revenues was principally due to the significant growth in revenues and control of the addition of non-revenue producing employees.

Operating Income
----------------
Operating income for 1998 increased $6,075 to $8,526 or 248% from $2,451 in 1997. As a percentage of revenues, operating income was 11.7% compared to 4.7% in 1997. The increase in operating income for 1998 in absolute dollars and as a percentage of revenues was due principally to the growth in company-owned and franchising revenues and the reduction in all expenses as a percentage of revenues.

Investment Income (Expense)
---------------------------
Investment income for 1998 increased $123 or 9.5% to $1,424 compared with $1,301 in 1997. As a percentage of revenues, investment income decreased to 2.0% for 1998 from 2.5% for 1997. The Company earned $938 in tax-free income, up from $835 in 1997. The increase in investment income in 1998, in absolute dollars, was due mainly to the substantial increase in short term investment funds resulting from the 1996 sale of the environmental business and the cash received from the release of certain franchise obligations in 1997. The decrease in investment income as a percentage of revenue was due to the growth in revenues.

Interest expense decreased $214 to $255 for 1998 or 45.6% compared to $469 in 1997. As a percentage of revenues, interest expense was 0.4% in 1998 and 0.9% in 1997. The decrease in interest expense in absolute dollars was due mainly to a reduction in debt.

Income Taxes
------------
The provision for income taxes as a percentage of income before income taxes was 39.3% for 1998 compared to 38.6% for 1997. The increase in the effective tax rate was due principally to increased foreign taxes and the smaller percentage of the tax-free investment income to total income before taxes.

Net Income
----------
Net income from continuing operations for 1998 was $5,882, an increase of $2,268 or 62.8% as compared to $3,614 for 1997.

RESULTS OF OPERATIONS  1997 VERSUS 1996 -- CONTINUING OPERATIONS

Revenues
--------
Revenues for 1997 increased $11,364 to $52,633 or 27.5% over the $41,269 realized in 1996. Revenues include revenues from company-owned locations and initial franchise fees and royalties from franchise operations. The increase in revenues was attributable to significant growth in royalties and from growth in revenues at company-owned locations.

Revenues at company-owned centers increased 23.1% to $38,692 from $31,425 in 1996. The increase was primarily attributable to the addition of a new training center in New York City, the full year's operation of the Los Angeles training center, and the addition of classrooms in the Santa Ana training facility.

In the Company's franchising segment, royalty and other fees for 1997 were $12,686, up 48.0% over the 1996 total of $8,574. The increase was principally due to a 39.4% revenue increase at locations open more than one year and the addition of 28 franchise locations during the year. Franchise fees for 1997 were $1,255, down 1.3% from the 1996 total of $1,271. At the end of 1997 there were 175 franchise locations in operation, up 19.0% over the 147 in operation at the end of 1996. One hundred fourteen locations operate in the U.S. and Canada while 61 operate in 21 other countries around the world.

System-wide revenues, which are defined as revenues from all centers, both company-owned and franchised, increased to $267,377 at the end of 1997, up 39.2% from $192,134 in 1996.

Cost of Revenues
----------------
Cost of revenues increased $6,214 or 30.2% for 1997 compared to 1996. As a percentage of revenues, cost of revenues increased to 50.9% for 1997 from 49.9% for 1996. Cost of revenues includes direct training costs, such as instructor payroll and benefits, facilities rent, cost of computer equipment, courseware consumption, and other training delivery costs.

The increase in cost of revenues in absolute dollars and as a percentage of revenues was due to higher training, facilities, and depreciation expenses associated with the addition of a new center in New York City, the expansion of the center in Santa Ana, and the full year's operation of the new company-owned training center in Los Angeles.

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses increased $4,305 or 22.6% for 1997 compared to 1996. As a percentage of revenues, selling, general and administrative expenses declined to 44.4% for 1997 from 46.2% for 1996. The increase in absolute dollars for selling, general and administrative expenses was due primarily to growth in spending in the areas of sales and marketing, national advertising, expansion of the Major Accounts Program, franchise support for domestic and international operations, and expenses associated with the new center in Los Angeles and expansion in New York City. The decrease in selling, general and administrative expense as a percentage of revenues was principally due to the significant growth in revenues and control of the addition of non-revenue producing employees.

Operating Income
----------------
Operating income for 1997 increased $844 to $2,451 or 52.5% from $1,607 in 1996. As a percentage of revenues, operating income was 4.7% compared to 3.9% in 1996. The increase in operating income for 1997 in absolute dollars and as a percentage of revenues was due principally to the growth in company-owned and franchising revenues and the reduction in selling, general and administrative expenses, as a percentage of revenues.

Investment Income, Net
----------------------
Investment income for 1997 increased $1,090 or 517% to $1,301 compared with $211 in 1996. As a percentage of revenues, investment income increased to 2.5% for 1997 from 0.5% for 1996. The Company earned $835 in tax-free income, up from $211 in 1996. The increase in investment income in 1997, both in absolute dollars and as a percentage of revenues, was due mainly to the substantial increase in short term investment funds resulting from the sale of the environmental business and the cash received from the release of certain franchise obligations discussed below.

Interest expense increased $118 to $469 for 1997 or 33.6% compared to $351 in 1996. As a percentage of revenues, interest expense was 0.9% for both 1997 and 1996. The rise in interest expense in absolute dollars was due mainly to purchases of equipment under capital lease arrangements in 1996 and bank financing in 1997.


Gain from Release of Certain Franchise Obligations
--------------------------------------------------
On February 28, 1997, the Company received cash consideration of $2,600 in return for releasing the franchise obligations of an owner of four New Horizons training centers in the state of New York. The Company is aggressively attempting to re-franchise the territories that became available as a result of this transaction. As of December 31, 1997, one of the territories has been resold.

Income Taxes
------------
The provision for income taxes as a percentage of income before income taxes was 38.6% for 1997 compared to 45.6% for 1996. The decrease in the effective tax rate was due principally to higher tax-free interest income resulting from the investment of excess cash, primarily in tax-free municipal bond funds.

Net Income
----------
Net income from continuing operations for 1997 was $3,614, an increase of $2,816 or 353% as compared to $798 for 1996.

DISCONTINUED OPERATIONS

Sale of Environmental Business Unit and Change of Corporate Name
----------------------------------------------------------------
On December 27, 1996, Handex Corporation completed the sale of its environmental business segment to ECB, Inc. ("ECB"), a Florida corporation, and simultaneously changed its name from Handex Corporation to New Horizons Worldwide, Inc. (the "Company" or "New Horizons"). This name change was effected so as to more closely identify with its continuing educational training business which conducts business under the name New Horizons Computer Learning Centers. Both the transaction and the name change were authorized by stockholders at a special meeting of the stockholders held on December 20, 1996.

Description of the Transaction
------------------------------
The Company sold all of the issued and outstanding shares of capital stock of Handex Environmental, Inc., a wholly-owned subsidiary of the Company, to ECB, Inc. Handex Environmental, Inc. was a holding company for several subsidiaries ("Environmental Subsidiaries") which conducted the Company's environmental remediation services.

Under the sale agreement, ECB acquired the stock of the Company's environmental subsidiaries with a net asset value of $10,300 for $4,600 in cash, and other consideration, including a promissory note and preferred stock in the amount of $3,700 and $2,000, respectively. Assets of the discontinued segment in excess of $10,300, consisting principally of accounts receivable, were retained by the Company. The Company incurred a loss on the disposal of the segment of $7,303, consisting primarily of valuation reserves on the promissory note and the preferred stock in the amount of $2,960, and $1,600, respectively, a goodwill write-off of approximately $1,800, and transaction costs of approximately $966. There is no expected tax benefit from this loss.

Consideration Received by the Company; Use of Proceeds
------------------------------------------------------
The Company received aggregate consideration in the face amount of approximately $21,954. The consideration received by the Company from ECB consisted of: (i) $4,600 in cash; (ii) a promissory note in the original principal amount of $3,700 (subject to adjustment in certain events) due on April 30, 2002 and bearing interest at the rate of 6% per annum; (iii) 2,000 shares of Series A Preferred Stock, stated value $1,000 per share of ECB; (iv) a six-year warrant to acquire 300,000 common shares of ECB at a price of $1.32 per share ("Warrant A"); (v) a six-year warrant to acquire 85,000 common shares of ECB at a price of $1.60 per share ("Warrant B") (Warrant A and Warrant B are collectively referred to herein as the "Warrants"); and (vi) one-third of the redemption value of a small interest in a joint venture, when paid or available to be paid to ECB. In addition, immediately prior to the closing, the Company received a dividend of cash, accounts receivable, and other assets owned by the environmental subsidiaries having a book value of $11,654 at December 27, 1996.

The face amount of the non-cash consideration received by the Company (excluding the Warrants) was $5,700. However, because ECB was a newly organized entity with no history of prior operations and because of the significant amount of indebtedness that ECB incurred in connection with the transaction, the Company established a valuation reserve with respect to the non-cash consideration in the amount of $4,560. In addition, neither the Warrants nor the interest in the joint venture were given any value in determining the loss on the disposal of the environmental business or for balance sheet presentation purposes.

For a more detailed description of the transaction, see the Company's Proxy Statement dated December 3, 1996 and the appendices thereto and information incorporated by reference therein.

Results of Discontinued Operations 1998 versus 1997, and 1997 versus 1996
-------------------------------------------------------------------------
For the years ended December 31, 1998 and December 31, 1997, the Company's involvement in the discontinued operations of Handex Environmental, Inc. consisted primarily of collecting accounts receivable and liquidating other assets received as part of the aforementioned dividend and resolving certain legal matters pertinent to the wind-down of the environmental business.

In December 1997 the Company received $2,000 from ECB, Inc. in redemption of the 2,000 shares of Series A Preferred Stock which had a stated value of $1,000 per share. In 1996 the Company had established a valuation reserve of $1,600 against the face amount of the Preferred Stock which it reversed upon the receipt of the redemption proceeds. Upon further analysis of the remaining assets and liabilities of the environmental business, the Company recorded an additional provision of $1,251 to reflect the expected realization value of those assets and liabilities. As a result of the redemption of the Series A Preferred Stock, ECB, Inc. was also able to redeem at no cost the six-year warrant to acquire 300,000 common shares of ECB at a price of $1.32 per share and the six-year warrant to acquire 85,000 common shares of ECB at a price of $1.60 per share. The Company, in 1996, ascribed no value to the warrants, so the redemption in 1997 had no effect on its financial results.

As a result of the sale of the environmental business in 1996, the Company incurred a third quarter non-cash, after tax charge of $7,303, or $1.06 per share. This charge, representing a loss on the disposal of discontinued operations, consisted primarily of the write-off of goodwill which approximated $1,800, transaction costs which approximated $966, and valuation reserves that totaled about $4,560. An operating loss from discontinued operations of $130, or $0.02 per share, combined with the loss on disposal resulted in a full year 1996 loss from discontinued operations of $7,433, or $1.08 per share.

LIQUIDITY AND  CAPITAL RESOURCES

As of December 31, 1998, the Company's current ratio was 1.9 to 1, working capital was $20,951, and its cash, cash equivalents and short-term investments totaled $22,694. Working capital as of December 31, 1998, reflected a decrease of $6,079 from $27,030 as of December 31, 1997. The decrease was due principally to the use of cash to purchase undeveloped land in Santa Ana, California and the purchase of the Memphis and Nashville, Tennessee franchises. This decrease was partially offset by increased cash from operations.

As part of the sale transaction of the environmental business in 1996, the Company retained over $9,300 in net accounts receivable. By the end of 1998 substantially all of these receivables had been collected by the Company.

The Company currently maintains a credit facility with a commercial bank providing availability of $3,750 at a variable interest rate equal to 1.0% under the bank's prime rate (7.75% at December 31, 1998). As of December 31, 1998, there was no amount outstanding under this facility. On October 30, 1998, as part of the acquisition of the Hartford franchise, the Company issued a promissory note for $3,000 due January 1999. The note is secured by an irrevocable standby letter of credit issued by the Company's commercial bank. The issuance of the standby letter of credit reduced the availability under the credit facility to $750. The note was paid in full in January 1999.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During 1998 New Horizons spent approximately $8,444 on capital items. Capital expenditures for 1999 are expected to total approximately $8,600.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 must be implemented by the Company for the year ended December 31, 2000. The effects of SFAS No. 133 on the Company's financial statements are not expected to be significant.

YEAR 2000

The issues raised by the inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year are commonly referred to as Year 2000 ("Y2K") issues. A company-wide Y2K compliance program has been implemented to determine Y2K issues and develop strategies to assure compliance. The compliance program has four major areas of concentration: internal information technology systems, non-information technology systems, systems and processes utilized by franchisees, and compliance issues related to major suppliers. A Y2K project team has been established and is directing the activity regarding the issues confronted in each area, monitoring progress of the effort, and reporting findings to management. As the Y2K compliance program proceeds, contingency plans will be prepared, updated, and implemented as necessary to address the risks identified.

With respect to internal information technology systems, among the most critical systems to the ongoing operations of both the company-owned and franchised training centers are those systems which provide customer contact and student registration information. The systems currently used by the company-owned centers are not Y2K compliant, but the Company has prepared the necessary upgrades. The cost of developing these upgrades has not been, and is not expected to be, material. Certain franchised locations use the same systems as the company-owned centers and have received these upgrades from the Company. Other franchised locations use contact management and/or student registration software from various vendors which, in many cases, may require updating to become Y2K compliant. Franchisees have been and will continue to be advised to bring their systems into compliance. However, simultaneous with these efforts, the Company has also engaged a third party to develop a comprehensive replacement information management system (NHMS) for use in all company-owned and franchised locations. The Company expects to commence deployment of this system, which is designed to be Y2K compliant, in the third quarter of 1999. In addition to the foregoing, the Company is reviewing its other computer hardware and software systems and upgrading or replacing them as necessary. With respect to the Company's accounting system currently used to consolidate results from the company-owned centers, the Company has selected a new system. The cost of the new system is expected to be less than $450. Installation is expected to be completed for the locations that do not have Y2K compliant accounting systems by the second quarter of 1999. The new system will be installed in the remaining centers by September 1999.

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

The project team prepared a Y2K readiness compliance outline and disseminated it to franchisees at the end of 1998. The operation of a franchise is substantially similar to the operation of a company-owned center, and accordingly, this report is a by-product of the analysis the project team is performing on the company-owned locations. As noted above, it is believed that many franchisees have contact management and/or student registration systems which are not Y2K compliant. Because the Company derives a significant portion of its revenue from royalties received from its franchisees, the Company could be materially adversely affected if the systems utilized by the franchisees are not Y2K compliant. In order to minimize this exposure, which the Company believes is its most reasonably likely worst case scenario, the Company intends to make NHMS available to franchisees in 1999 and to furnish to users of older systems, of the type used by the Company, upgrades which are expected to bring these systems into Y2K compliance. However, there can be no assurance that franchisees will implement NHMS or the necessary system upgrades before January 1, 2000.

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

The Company believes that the cost of the Y2K compliance efforts for its information and non-information technology systems will not be material to its financial position or results of operations in any given year. However, due to the inherent uncertainties surrounding Y2K issues, there can be no assurance that Y2K failures or implications, including litigation, will not have a material adverse effect on the Company's business, operating results, or financial position, particularly in the event any significant third parties cannot in a timely manner provide the Company with products, services, or systems that meet the Y2K requirements. The conclusions and estimates in this Y2K information include forward-looking statements and are based upon management's current best estimates of future events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Notes to Consolidated Financial Statements. The Company monitors the risks associated with interest rates and financial instrument positions.

The Company's revenue derived from international operations is not material, and therefore, the risk related to foreign currency exchange rates is not material.

Investment  Portfolio
--------------------
The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The Company's cash and cash equivalents and investments consist of high-quality and highly liquid investments including taxable money market investments, municipal bond funds, short-term closed end funds, and tax-exempt government notes and bonds. As of December 31, 1998, the Company's cash and cash equivalents and investments have varying maturity dates from one month to three and one-half years with an average yield of 5.0%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages F-1 to F-21 contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
New Horizons Worldwide, Inc.


     We have audited the accompanying consolidated balance sheet of New Horizons Worldwide, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 24, 1999

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
New Horizons Worldwide, Inc.


     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of New Horizons Worldwide, Inc. for the year ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of New Horizons Worldwide, Inc. for the year ended December 28, 1996 in conformity with generally accepted accounting principles.


KPMG LLP
Cleveland, Ohio
February 14, 1997

                           CONSOLIDATED BALANCE SHEETS

                  New Horizons Worldwide, Inc. and Subsidiaries

                     December 31, 1998 and December 31, 1997
                             (Dollars in thousands)

Assets                                                      1998          1997
------                                                      ----          ----
Current assets:
     Cash and cash equivalents .....................     $  6,873      $  3,129
     Investments ...................................       15,821        23,058
     Accounts receivable, less allowance
          for doubtful accounts of $927 in
          1998 and $1,693 in 1997 (Note 2) .........       16,538        11,887
     Inventories ...................................          784           720
     Prepaid expenses ..............................        1,039           731
     Deferred income tax assets (Note 6) ...........        2,202         1,429
     Other current assets ..........................          773           887
                                                         --------      --------
         Total current assets ......................       44,030        41,841

Property, plant and equipment, net (Note 4) ........       13,818         7,848

Excess of cost over net assets of acquired
     companies, net of accumulated
     amortization of $1,844 in 1998 and
     $1,238 in 1997 (Note 12) ......................       25,225        13,546
Cash surrender value of life insurance .............          863           758
Other assets (Note 7) ..............................        2,810         2,578
                                                         --------      --------
Total Assets .......................................     $ 86,746      $ 66,571
                                                         ========      ========

Liabilities & Stockholders' Equity
----------------------------------
Current liabilities:
     Notes payable and current portion of
          long-term obligations (Note 3) ...........     $  3,910      $  1,792
     Accounts payable ..............................        2,391         2,489
     Income taxes payable (Note 6) .................          354         1,049
     Other current liabilities (Note 8) ............       16,424         9,481
                                                         --------      --------
         Total current liabilities .................       23,079        14,811

Long-term obligations, excluding current
     portion (Note 3) ..............................          267         1,516
Deferred income tax liability (Note 6) .............          981           563
Deferred rent (Note 11) ............................          658           598
Other long-term liabilities ........................          192            27
                                                         --------      --------
         Total liabilities .........................       25,177        17,515
Commitments and contingencies (Note 11) ............         --            --
                                                         --------      --------
Stockholders' equity (Note 10):
     Preferred stock without par value,
          2,000,000 shares authorized, no
          shares issued ............................         --            --
     Common stock, $.01 par value,
          15,000,000 shares authorized;
          issued and outstanding 7,683,825
          shares in 1998 and 7,327,331
          shares in 1997 ...........................           77            73
     Additional paid-in capital ....................       33,220        26,646
     Retained earnings .............................       29,517        23,635
     Treasury stock at cost - 185,000
          shares in 1998 and 1997 ..................       (1,298)       (1,298)
     Accumulated other comprehensive income ........           53          --
                                                         --------      --------
         Total stockholders' equity ................       61,569        49,056
                                                         --------      --------
Total Liabilities & Stockholders' Equity ...........     $ 86,746      $ 66,571
                                                         ========      ========

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  New Horizons Worldwide, Inc. and Subsidiaries

     Years ended December 31, 1998, December 31, 1997, and December 28, 1996
                    (Dollars in thousands, except per share)

                                                    1998       1997       1996
                                                    ----       ----       ----
Revenues
     Franchising
         Franchise fees ......................   $  1,704   $  1,255   $  1,270
          Royalties ...........................    16,189     11,887      8,340
         Other ...............................      2,191        799        234
                                                 --------   --------   --------
         Total franchising revenues ..........     20,084     13,941      9,844
     Company-owned training centers ..........     52,545     38,692     31,425
                                                 --------   --------   --------
         Total revenues ......................     72,629     52,633     41,269

Cost of revenues .............................     32,749     26,814     20,599

Selling, general and administrative expenses .     31,354     23,368     19,063
                                                 --------   --------   --------
Operating income .............................      8,526      2,451      1,607

Interest income (expense), net ...............      1,169        832       (140)

Gain from release of certain franchise
     obligations .............................       --        2,600       --
                                                 --------   --------   --------
Income from continuing operations before
     income taxes ............................      9,695      5,883      1,467

Provision for income taxes (Note 6) ..........      3,813      2,269        669
                                                 --------   --------   --------
Income from continuing operations ............      5,882      3,614        798

Discontinued operations (Note 14):
     Income (loss) from discontinued
          operations net of applicable income
          taxes of $0 and $85 for 1997 and
          1996, respectively .................       --          349       (130)

     Loss on disposal of discontinued
          operations .........................       --         --       (7,303)
                                                 --------   --------   --------
     Income(loss) from discontinued operations       --          349     (7,433)
                                                 --------   --------   --------
Net income (loss) ............................   $  5,882   $  3,963   $ (6,635)
                                                 ========   ========   ========

Basic Earnings Per Share
------------------------
Income per share from continuing operations ..   $   0.80   $   0.51   $   0.12
Income (loss) per share from discontinued
     operations ..............................       --         0.05      (1.08)
                                                 --------   --------   --------
Net income (loss) per share ..................   $   0.80   $   0.56   $  (0.96)
                                                 ========   ========   ========

Diluted Earnings Per Share
--------------------------
Income per share from continuing operations ..   $   0.77   $   0.50   $   0.12
Income (loss) per share from discontinued
     operations ..............................       --         0.05      (1.08)
                                                 --------   --------   --------
Net income (loss) per share ..................   $   0.77   $   0.55   $  (0.96)
                                                 ========   ========   ========

           See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  New Horizons Worldwide, Inc. and Subsidiaries

     Years ended December 31, 1998, December 31, 1997, and December 28, 1996
                             (Dollars in thousands)




                                                  1998        1997        1996
                                                  ----        ----        ----

Net Income (loss) .........................     $ 5,882     $ 3,963     $(6,635)
                                                -------     -------     -------

Other comprehensive income,
before tax:
     Unrealized holding gains on
     available for sale securities
     arising during year ..................          53        --          --

     Income tax liability related to
     other comprehensive income ...........        --          --          --
                                                -------     -------     -------
Other comprehensive income,
     net of tax ...........................          53        --          --
                                                -------     -------     -------
Comprehensive income (loss) ...............     $ 5,935     $ 3,963     $(6,635)
                                                =======     =======     =======


                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               New Horizons Worldwide, Inc. and Subsidiaries

                                  Years ended December 31, 1998, December 31, 1997, and December 28, 1996
                                                                (In thousands)



                                                                                                              Accumulated
                                                                           Additional                             other      Stock-
                                                          Common Stock       paid-in    Retained    Treasury  comprehensive holders'
                                                        Shares    Amount     capital    earnings      stock       income     equity
                                                        ------    ------     -------    --------      -----       ------    --------

Balance at January 1, 1996 ........................      7,050   $     70   $ 24,350    $ 26,306    $ (1,298)   $   --     $ 49,428

Issuance of common stock from exercise
     of stock options .............................        113          1        742        --          --          --          743

Income tax benefit from the exercise of
     stock options ................................       --         --          224        --          --          --          224

Registration expense for warrants issued
     in 1994 ......................................       --         --           (4)       --          --          --           (4)

Net loss ..........................................       --         --         --        (6,635)       --          --       (6,635)
                                                         -----   --------   --------    --------    --------    --------   --------
Balance at December 28, 1996 ......................      7,163         71     25,312      19,671      (1,298)       --       43,756


Issuance of common stock from exercise of
     stock options ................................        164          2      1,036        --          --          --        1,038

Income tax benefit from the exercise of
     stock options ................................       --         --          298        --          --          --          298

Net income ........................................       --         --         --         3,964        --          --        3,964
                                                         -----   --------   --------    --------    --------    --------   --------
Balance at December 31, 1997 ......................      7,327         73     26,646      23,635      (1,298)       --       49,056


Issuance of common stock from exercise of
     stock options and warrants ...................         60          1        396        --          --          --          397

Income tax benefit from the exercise of
     stock options and warrants ...................       --         --          180        --          --          --          180

Issuance of common stock for acquisitions .........        297          3      5,451        --          --          --        5,454

Unrealized gain on investments ....................       --         --         --          --          --            53         53

Recognize valuation of stock options and
     warrants as deferred compensation ............       --         --          547        --          --          --          547

Net income ........................................       --         --         --         5,882        --          --        5,882
                                                         -----   --------   --------    --------    --------    --------   --------
Balance at December 31, 1998 ......................      7,684   $     77   $ 33,220    $ 29,517    $ (1,298)   $     53   $ 61,569
                                                         =====   ========   ========    ========    ========    ========   ========

                                      See accompanying notes to consolidated financial statements

                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    New Horizons Worldwide, Inc. and Subsidiaries

                                      Years ended December 31, 1998, December 31, 1997, and December 28, 1996
                                                            (Dollars in thousands)


                                                                                          1998              1997              1996
                                                                                          ----              ----              ----
Cash flows from operating activities
------------------------------------
     Net income (loss) .......................................................         $  5,882          $  3,963          $ (6,635)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (net of acquisitions):
     Depreciation and amortization ...........................................            4,006             3,786             2,863
     Deferred  income taxes ..................................................             (355)             (839)               17
     Deferred  compensation ..................................................              547              --                --
     Cash provided (used) from the change in:
         Accounts receivable .................................................           (3,270)            5,816            (1,547)
         Inventories .........................................................              133              (114)             (237)
         Prepaid expenses and other current assets ...........................             (192)            3,954              (430)
         Other  assets .......................................................             (195)           (1,578)             (390)
         Accounts payable ....................................................             (477)              187             3,460
         Other current liabilities ...........................................            4,861                 4             2,555
         Income taxes payable ................................................             (515)            1,251               740
         Deferred rent .......................................................               60               363                29
         Non-cash charges and working capital changes
            from discontinued operations .....................................             --                (349)            7,768
                                                                                       --------          --------          --------
              Net cash provided  by operating activities .....................           10,485            16,444             8,193
                                                                                       --------          --------          --------
Cash flows from investing activities
------------------------------------
     Purchase of marketable securities .......................................          (21,810)          (22,758)             --
     Redemption of marketable securities .....................................           29,100              --               2,475
     Cash surrender value of life insurance ..................................             (105)              (84)             --
     Cash received on redemption of preferred stock ..........................             --               2,000              --
     Additions to property, plant and equipment:
         Continuing operations ...............................................           (8,444)           (4,450)           (4,899)
         Discontinued operations .............................................             --                --              (1,010)
     Cash paid for acquired companies, net of cash acquired ..................           (3,688)             --                 (57)
                                                                                       --------          --------          --------
         Net cash used by investing activities ...............................           (4,947)          (25,292)           (3,491)
                                                                                       --------          --------          --------
Cash flows from financing activities
------------------------------------
     Proceeds from issuance of common stock ..................................              397             1,038               743
     Proceeds from debt obligations ..........................................              181             1,264             3,384
     Principal payments on debt obligations ..................................           (2,372)           (1,736)           (1,068)
     Other ...................................................................             --                --                  (3)
                                                                                       --------          --------          --------
         Net cash provided (used) by financing activities ....................           (1,794)              566             3,056
                                                                                       --------          --------          --------
Net increase (decrease) in cash and  cash equivalents ........................            3,744            (8,282)            7,758

Cash and cash equivalents at beginning of year ...............................            3,129            11,411             3,653
                                                                                       --------          --------          --------
Cash and cash equivalents at end of  year ....................................         $  6,873          $  3,129          $ 11,411
                                                                                       ========          ========          ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest ............................................................         $    180          $    323          $    351
                                                                                       ========          ========          ========
         Income taxes ........................................................         $  4,303          $  1,530          $    287
                                                                                       ========          ========          ========

                                      See accompanying notes to consolidated financial statement

                                                                     F-7

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  New Horizons Worldwide, Inc. and Subsidiaries

     Years ended December 31, 1998, December 31, 1997, and December 28, 1996
                             (Dollars in thousands)


Supplemental Disclosure of Noncash Transactions

                                                     1998        1997       1996
                                                     ----        ----       ----
Noncash investing and financing activities:
     Income tax benefit from exercise of stock
       options and warrants ..................   $    180    $    298   $    224
                                                 ========    ========   ========

     Unrealized gain on investments ..........   $     53    $   --     $   --
                                                 ========    ========   ========


The Company completed three acquisitions
     summarized as follows (Note 12):               1998
     ------------------------------------           ----

     Fair value of assets acquired ...........   $ 14,833

     Short term debt and other obligations
     incurred ................................     (3,559)

     Value of stock issued ...................     (5,454)

     Cash paid, net of cash acquired .........     (3,688)
                                                 --------

     Liabilities assumed .....................   $  2,132
                                                 ========

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           December 31, 1998, December 31, 1997, and December 28, 1996
                  (Dollars in thousands, except per share data)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
New Horizons Worldwide, Inc. (New Horizons or the Company) owns and franchises computer training centers. The Company's training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. As of December 31, 1998, the Company and its franchisees delivered training in 11 company-owned and 194 franchised locations in 30 countries around the world.

On December 27, 1996, the Company completed a transaction to sell its environmental business (Note 14) and simultaneously changed its name from Handex Corporation to New Horizons Worldwide, Inc. to more closely identify with its continuing educational training business. As a result of the transaction, the Company's educational business is its sole business. New Horizons, the surviving company, remains a public company, trading under the symbol "NEWH" on The Nasdaq Stock Market.

Basis of Accounting and Principles of Consolidation
---------------------------------------------------
The consolidated financial statements include the accounts of New Horizons Worldwide, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Franchise Sales
---------------
The terms of a typical franchise agreement allow for the sale of individual franchises to operators of computer learning centers for an initial fee. On October 1, 1998, the initial fees were increased from $20, $40 or $60 to $25, $50 or $75 depending on the estimated number of personal computers within a given territory. Operators of existing computer training centers receive a 20% reduction in the initial fee as a conversion allowance. Additionally, franchisees are assessed the following fees, among other fees, as defined by the franchise agreement:

a.   Continuing Monthly Royalty

     The fee amount is equal to the greater of 3% to 6% of gross revenues or certain minimums as defined depending on the size of the territory. Amounts commence accruing on the effective date of the franchise agreement for new operators and in the sixth month after the effective date of the franchise agreement for operators converting their existing computer learning center to a New Horizons.

b.   Course Material and Computer-based Training Royalty

     The fee amount is equal to 9% of gross revenues from course materials and proprietary computer-based training products sold to third parties.

c.   Marketing and Advertising Fee

     The fee amount is equal to 1% of gross revenues for franchisees in the United States and Canada. Amounts commence accruing on the date the franchise commences operation of the franchise business.

On February 28, 1997, the Company received cash consideration of $2,600 in return for releasing the franchise obligations of an owner of four New Horizons training centers in the state of New York. The Company is aggressively attempting to re-franchise the territories that became available as a result of this transaction. As of December 31, 1998, two of the territories have been resold.

Revenue Recognition
-------------------
Revenues for training services and franchise royalty fees are recognized as earned. Initial franchise fees are recognized when the Company has supplied substantially all of the services and met all of the conditions of the sale of the franchise rights. Master franchise fees are earned ratably over the opening of sub-franchises.

Investments
-----------
The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998 and 1997, the Company's investments have been categorized as "available for sale" and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are to be included as a component of accumulated other comprehensive income, net of tax, until realized. Investments at December 31, 1998, consist principally of $8,551 in municipal bond funds, $4,600 in short-term closed end funds, and $2,670 in tax-exempt government notes and bonds. The bond funds have various maturity dates ranging from January 1999 to July 2002.

There were net unrealized gains of $53 recorded as of December 31, 1998. There were no unrealized gains or losses as of December 31, 1997 as fair value approximated cost.

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

        Equipment                          3 to 5 years
        Furniture and fixtures             5 to 10 years
        Leasehold improvements             Term of lease

Income Taxes
------------
The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Intangibles and Other Long-Lived Assets
---------------------------------------
The excess of cost over net assets acquired is being amortized on a straight-line basis over periods ranging from 25 to 40 years. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------
The Company's credit risk on trade receivables is diversified over a wide geographic area and many customers. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables, and collateral is generally not required to be provided by the customer.

Earnings Per Share
------------------
As of December 31, 1997, the Company adopted (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding options.

The computation of Basic EPS is based on the weighted average number of shares outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method. Dilutive options and warrants are not considered in the calculation of net loss per share.

The weighted average number of shares outstanding used in determining Basic EPS was 7,331,767 in 1998, 7,070,831 in 1997, and 6,881,604 in 1996. The weighted average number of shares outstanding used in determining Diluted EPS was 7,681,421 in 1998, 7,294,269 in 1997, and 6,981,894 in 1996. The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

Stock Based Compensation
------------------------
In 1997 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the pro forma disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair-value based method on net income and net income per share in the financial statement footnotes. (See Note 10)

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------
In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
Information." SFAS No. 130 and SFAS No. 131 were adopted by the Company beginning with 1998. An additional statement that reports comprehensive income and an expanded disclosure regarding the Company's operations on a segmented basis are reported.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 must be implemented by the Company for the year ended December 31, 2000. The effects of SFAS No. 133 on the Company's financial statements are not expected to be significant.

Reclassification
----------------
Certain items on the 1997 and 1996 consolidated balance sheets, statements of operations, and cash flows have been reclassified to conform to the 1998 presentation.

2.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Allowance for doubtful accounts includes the following:


                Years ended December 31         1998       1997
                -----------------------         ----       ----

                Balance, beginning of year   $ 1,693    $ 1,611

                Provisions ...............       156        670

                Deductions ...............      (922)      (588)
                                             -------    -------
                Balance, end of year .....   $   927    $ 1,693
                                             =======    =======


3.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     The Company's debt and capital lease obligations are as follows:

                                                                                                          1998               1997
                                                                                                          ----               ----
     Note  payable to a former  franchisee  at 5% interest  rate due
          January 1999 ......................................................................           $ 3,000            $  --

     Amounts due under capital leases with effective  interest rates
     ranging from 8.5% to 14.6% per annum (Note 11) .........................................             1,013              2,350

     Notes payable to bank with  effective  interest rates of 7.4%
          and 7.6%, payable  in  monthly principal and interest installments of $7 collateralized  by certain  assets of the Company due from
          July 2000 to August 2001 ..........................................................               164               --

     Notes payable to bank at 9.5% interest rate, paid February 1998 ........................              --                  901

     Notes payable to bank at 9.0% interest rate, paid June 1998 ............................              --                   57
                                                                                                        -------            -------
                                                                                                          4,177              3,308

     Less: Current portion of notes payable and long-term obligations .......................            (3,910)            (1,792)
                                                                                                        -------            -------
                                                                                                        $   267            $ 1,516
                                                                                                        =======            =======

     The following is a summary of future payments required under the above obligations:

         1999                 $     3,910
         2000                         214
         2001                          50
         2002                           3
                              -----------
                              $     4,177
                              ===========

     The Company has a credit facility with a commercial bank that provides borrowings up to $3,750 bearing interest at a variable rate equal to 1.0% under the bank's prime rate (7.75% at December 31, 1998). As of December 31, 1998, there was no amount outstanding under this facility. On October 30, 1998, as part of the acquisition of the Hartford franchise, the Company issued a promissory note for $3,000 due January 1999. The note is secured by an irrevocable standby letter of credit issued by the Company's commercial bank. The issuance of the standby letter of credit reduced the availability under the credit facility to $750.

4.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are summarized below:
                                                          1998            1997
                                                          ----            ----

     Land .....................................        $  5,099        $   --
     Leasehold improvements ...................           2,046           1,748
     Equipment and software ...................          14,432          11,088
     Furniture and fixtures ...................           2,984           2,366
                                                       --------        --------
                                                         24,561          15,202
     Less accumulated depreciation and
          amortization ........................         (10,743)         (7,354)
                                                       --------        --------
                                                       $ 13,818        $  7,848
                                                       ========        ========

     On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company intends to construct a building on the land that will serve as the world headquarters for its franchising company and the main training facility for its Orange County company-owned training center.

     Included in the Company's property and equipment are equipment and leasehold improvements under capital leases amounting to $974 (1998) and $2,257 (1997), net of accumulated depreciation of $3,863 (1998) and $2,551
     (1997).

5.   CHANGE IN FISCAL YEAR

     Beginning in the year 1997 the Company changed its accounting period from a 52-53 week year ending on the Saturday nearest December 31 to a calendar year.

6.   INCOME TAXES

     Income tax expense for the periods below differs from the amounts computed by applying the U.S. federal income tax rate of 35% to the pretax income as a result of the following:

                                                1998         1997          1996
                                                ----         ----          ----

     Computed "expected" tax expense ...      $ 3,393      $ 2,059      $   513
     Amortization of excess of cost over
          net assets acquired ..........           15           15           15
     State and local tax expense, net of
          federal income tax effect ....          578          345           89
     Foreign income tax ................         --            201          129
     Interest income from tax-free
          investments ..................         (319)        (284)         (72)
     Other .............................          146          (67)          (5)
                                              -------      -------      -------
     Income tax expense ................      $ 3,813      $ 2,269      $   669
                                              =======      =======      =======

     Effective rates ...................        39.3%        38.6%        45.6%
                                              =======      =======      =======

     Income tax expense consists of:
          Federal
            Current ....................      $ 2,843      $ 1,755      $   389
            Deferred ...................         (355)        (313)          17
          State and local ..............          952          523          135
          Foreign ......................          373          304          128
                                              -------      -------      -------
                                              $ 3,813      $ 2,269      $   669
                                              =======      =======      =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997, are presented below:

                                                               1998         1997
                                                               ----         ----
     Deferred tax assets:
          Accounts receivable, principally due
               to allowance for doubtful accounts ....      $   509      $   392
          Reserve for uninsured losses and litigation           308          688
          Accrued expenses ...........................        1,013          425
          Property, plant and equipment, principally
               due to differences in depreciation ....          221          183
          Foreign Tax Credit carryforward ............          262         --
          Deferred revenue ...........................          197         --
                                                            -------      -------
                                                              2,510        1,688
                                                            -------      -------

     Deferred tax liabilities:
          Excess of cost over net assets of acquired
                company ..............................        1,224          736
          Loss on joint venture ......................          (22)          10
          Other ......................................           87           76
                                                            -------      -------
                                                              1,289          822
                                                            -------      -------

     Net deferred income taxes .......................      $ 1,221      $   866
                                                            =======      =======

7.   OTHER ASSETS

     a.   Notes Receivable from Officer

          Included in other assets are notes receivable from an officer of the Company in the aggregate amount of $625 which bear interest at a weighted average rate of 7.3%. The notes receivable are demand notes collateralized by the proceeds from certain life insurance policies. The Company does not intend to demand repayment of these notes during fiscal 1999.

     b.   Non-cash Proceeds of Sale of Environmental Business

          Other assets also includes a $3,700 note receivable from ECB, Inc. bearing an interest rate of 6% with a valuation reserve of $2,960. Terms of the note receivable provided for interest in 1997 to be accrued and added to the principal balance. Effective March 31, 1998, interest is paid quarterly in arrears. Annual principal payments are scheduled to commence in April 1999 with the minimum principal payments being $250, $500, and $750, for 1999, 2000, and 2001, respectively, with the balance due April 30, 2002.

     Other assets consist of:
                                                         1998             1997
                                                         ----             ----
          Notes receivable from ECB Inc. .....         $ 3,931          $ 3,934
          Valuation reserve for ECB, Inc. ....          (2,960)          (2,960)
          Notes receivable from officer ......             625              625
          Other ..............................           1,214              979
                                                       -------          -------
                                                       $ 2,810          $ 2,578
                                                       =======          =======

8.   OTHER CURRENT LIABILITIES

     Other current liabilities consist of:
                                                               1998        1997
                                                               ----        ----

     Deferred revenues ................................      $ 5,084     $ 2,490
     Accounts payable to franchisees ..................        3,497       1,960
     Salaries, wages and commissions  payable .........        2,813       1,103
     Unexpended advertising fund ......................          737         986
     Accrued expenses in connection with the
          disposition of the environmental segment ....        1,078       1,744
     Accrued operating expenses and other liabilities .        3,215       1,198
                                                             -------     -------
                                                             $16,424     $ 9,481
                                                             =======     =======

9.   EMPLOYEE SAVINGS PLAN

     The Company established a 401(k) Profit Sharing Trust and Plan in which employees not currently covered by a collective bargaining agreement are eligible to participate. None of the Company's employees is currently covered by a collective bargaining agreement. The plan was established in 1995 and through December 31, 1998, was non-contributory. Effective January 1, 1999, the Board of Directors elected to match 25% of the employees' contributions.

10.  STOCK OPTION PLAN

     The Company maintains a Key Employees Stock Option Plan and an Omnibus Equity Plan which provide for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. These plans currently provide for the granting of options to purchase up to 2,200,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price. All options were granted at fair market value at dates of grant.

     In January 1998 the Company granted to certain officers of the Company options to purchase up to a maximum of 41,500 shares of the Company's common stock. The options have an exercise price of $12.78 per share, which was the fair market value of a share of common stock on the date of grant. The number of options was dependent on the officers meeting certain performance criteria. As of December 31, 1998, the officers had been granted options to purchase 39,553 shares of common stock. For the year ended December 31, 1998, the Company recorded, under the provision of Accounting Principles Board Opinion 25, $410 in compensation expense associated with the options.

     The stock option plans for directors who are not employees of the Company provide for the issuance of up to 375,000 shares of common stock and may be issued at such price per share and on such other terms and conditions as the Compensation Committee may determine. All options were granted at fair market value at dates of grant.

     Changes in shares under option for 1998, 1997 and 1996 are summarized as follows:

                                                           1998                         1997                        1996
                                               -------------------------     ------------------------      -----------------------
                                                                Weighted                     Weighted                     Weighted
                                                                 Average                      Average                      Average
                                                Shares            Price       Shares           Price        Shares          Price
                                                ------          --------      ------         --------       ------        --------

     Outstanding, beginning of year ......     672,250        $    9.08      619,641        $    7.70      738,489        $   7.53
         Granted .........................     250,053            15.36      200,000            14.52         --              --
         Exercised .......................     (35,000)            6.50     (134,441)            7.84     (113,448)           6.55
         Canceled ........................      (5,000)           12.78      (12,950)            8.86       (5,400)           7.53
                                               -------                       -------                       -------
     Outstanding, end of year ............     882,303            10.94      672,250             9.08      619,641            7.70
                                               =======                       =======                       =======

     Options exercisable, end of year ....     535,250        $    9.15      414,250        $    7.13      454,651        $   7.66
                                               =======                       =======                       =======

     Weighted average fair value of
      options granted during the year ....   $    7.89                     $    7.71                       $  --
                                             =========                     =========                       =======

     Outstanding stock options at December 31, 1998 consist of the following:

                              Options Outstanding            Options Exercisable
                          -------------------------------    -------------------
                                    Weighted
           Range of                  Average     Weighted               Weighted
           Exercise                 Remaining     Average                Average
            Prices        Shares      Life        Price       Shares     Price
                                     (Years)
     -----------------    -------   ---------    --------     -------    -------
     $  6.00 - $  8.81    475,000      5.0       $   7.79     431,000    $  7.77
       11.06 -   13.38    239,803      4.5          12.87      29,250      12.92
       15.56 -   19.75    167,500      4.6          17.12      75,000      15.63
                          -------                             -------
     $  6.00 - $ 19.75    882,303      4.8        $ 10.94     535,250    $  9.15
                          =======                             =======

     The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 6.5%, volatility of 55%, and zero dividend yield for 1998, and a risk-free interest rate of 5.5%, volatility of 43% and zero dividend yield for 1997, with expected lives of six years for both periods. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If compensation expense was determined based on the fair value method under the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            1998           1997
                                                            ----           ----

          Net income ...................  As reported    $  5,882      $   3,963
                                          Pro forma         5,581          3,827

          Basic earnings per share .....  As reported    $   0.80      $    0.56
                                          Pro forma          0.76           0.54

          Diluted earnings per share ...  As reported    $   0.77      $    0.55
                                          Pro forma          0.73           0.53

     SFAS No. 123 had no impact on the financial statements for the year ended December 28, 1996.

     As of December 31, 1998, there were 1,014,058 shares of common stock under the Stock Option Plans that were available for future grant.

     On December 31, 1997, the Company granted warrants to purchase up to 35,000 shares of its common stock at a price of $12.50 per share to a consultant to the Company. The Company will record compensation expense of approximately $275 ratably over the two year vesting period of the warrants, of which $137 was recorded for the year ended December 31, 1998.

11.  COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     The Company leases its offices, training facilities, and certain equipment under operating and capitalized lease obligations. Operating leases expire on various dates through 2008. The Company recognizes rent expense on a straight line basis and records deferred rent based on the difference between cash paid and straight line expense. Rent expense was $3,331, $2,741, and $1,761 for 1998, 1997, and 1996, respectively.

     Under the terms of the leases, future minimum commitments at December 31, 1998 are as follows:

     Year ending December 31               Capital Leases       Operating Leases
     -----------------------               --------------       ----------------
          1999                             $           908      $          2,745
          2000                                         145                 2,875
          2001                                          34                 2,917
          2002                                           2                 2,564
          2003                                          --                 1,964
          2004 & after                                  --                 4,963
                                           ---------------      ----------------
                                           $         1,089      $         18,028
                                                                ================
     Less: Amount representing interest                (76)
                                           ---------------
                                           $         1,013
                                           ===============

     Litigation
     ----------
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.  ACQUISITIONS

     (a)  Memphis and Nashville, Tennessee franchises

          On April 30,1998, the Company purchased the assets of its franchises in Memphis and Nashville, Tennessee for total consideration of $3,787 in cash, net of cash acquired, and 248,252 shares of the Company's common stock. Based upon the closing price of the New Horizons stock as of April 30, 1998 ($18.00 per share) the acquisition is valued at approximately $8.3 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $8,236 which is being amortized over 25 years.

     (b)  Hartford, Connecticut franchise

          On October 30, 1998, the Company purchased the assets of its franchise in Hartford, Connecticut for 48,242 shares of the Company's common stock, the Company's $3,000 promissory note bearing interest at 5% (Note 3) and cash acquired of $99, net of cash paid. Based upon the closing price of the New Horizons stock as of October 30, 1998 ($18.50 per share) the acquisition is valued at approximately $4.5 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $4,045 which is being amortized over 25 years.

     If the results from the acquired locations had been included in the results of the operations for the full years of 1998 and 1997 the Company's pro forma revenue, net income and earnings per share from continuing operations would have been as follows:

                                                   1998                 1997
                                                   ----                 ----

           Revenue                           $    79,682          $    64,653

           Net income                        $     6,327         $      4,601

           Basic earnings per share          $      0.83         $       0.62

           Diluted earnings per share        $      0.79         $       0.61

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for continuing operations for 1998 and 1997 is as follows:

                                         First     Second      Third     Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                        -------    -------    -------    -------
     Year ended December 31, 1998
     ----------------------------
     Revenues .....................     $14,685    $17,810    $19,659    $20,475
     Operating income .............       1,073      2,267      2,827      2,359
     Net income ...................         811      1,637      1,869      1,565
     Basic earnings per share .....        0.11       0.22       0.25       0.21
     Diluted earnings per share ...        0.11       0.21       0.24       0.20

                                        First     Second      Third     Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                        -------    -------    -------    -------
     Year ended December 31, 1997
     ----------------------------
     Revenues .....................     $11,969    $13,062    $13,786    $13,816
     Operating income .............          72        463        949        967
     Gain from release of certain
         franchise obligations ....       2,600       --         --         --
     Net income ...................       1,732        454        747      1,030
     Basic earnings per share .....        0.25       0.06       0.11       0.15
     Diluted earnings per share ...        0.24       0.06       0.10       0.14

14.  DISCONTINUED OPERATIONS

     On November 4, 1996, the Company signed a definitive agreement to sell its environmental business. The sale was authorized at a special meeting of stockholders held on December 20, 1996, and was consummated on December 27, 1996. Under the agreement, the Company sold the stock of its environmental segment which had a net asset value of $10,300 for $4,600 in cash and other consideration, including a promissory note and preferred stock in the amount of $3,700 and $2,000, respectively. In addition, immediately prior to the closing, the Company received a dividend of cash, accounts receivable and other assets owned by the environmental subsidiaries having a book value of $11,654 at December 27, 1996. The Company incurred a loss of $7,303 on the disposal of the segment, consisting primarily of valuation reserves on the promissory note and preferred stock of $2,960 and $1,600, respectively, goodwill write-off of $1,800, and transaction costs of approximately $966. There is no expected tax benefit from this loss.

     The net assets and results of operations of Handex Environmental, Inc. have been reflected as discontinued operations in the accompanying consolidated financial statements.

                                                   1998        1997       1996
                                                   ----        ----       ----

          Net operating revenues ............   $    --     $   --     $ 44,281
                                                =========   ========   ========

          Income (loss) before income taxes .   $    --     $    349   $ (7,348)
          Income taxes ......................        --         --           85
                                                ---------   --------   --------
          Net income (loss) .................   $    --     $    349   $ (7,433)
                                                =========   ========   ========

     In December 1997 the Company received $2,000 from ECB, Inc. in redemption of the 2,000 shares of Series A Preferred Stock which had a stated value of $1,000 per share. In 1996 the Company had established a valuation reserve of $1,600 against the face amount of the Preferred Stock which it reversed upon the receipt of the redemption proceeds. Upon further analysis of the remaining assets and liabilities of the environmental business, the Company recorded an additional provision of $1,251 to reflect the expected realization value of those assets and liabilities. As a result of the redemption of the Series A Preferred Stock, ECB, Inc. was also able to redeem, at no cost, the six-year warrant to acquire 300,000 common shares of ECB at a price of $1.32 per share and the six-year warrant to acquire 85,000 common shares of ECB at a price of $1.60 per share. The Company, in 1996, ascribed no value to the warrants so the redemption in 1997 had no effect on its financial results.

15.  SUBSEQUENT EVENT

     On March 1, 1999, the Company purchased the assets of its franchise in Albuquerque, New Mexico. The consideration paid included $2,762 in cash, net of cash acquired, and 38,953 shares of the Company's common stock. Based upon the closing price of the New Horizons stock as of March 1, 1999 ($21.13 per share) the acquisition is valued at approximately $4 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved.


16.  SEGMENT REPORTING

     The Company operates in two business segments -- company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue such as from the Major Accounts Program. The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company's segments is as follows:

                                                        Company-owned                     Executive      Discontinued
                                                           Centers        Franchising       Office        Operations    Consolidated
                                                        -------------     -----------     ---------      ------------   ------------
For the year ended December 31, 1998
------------------------------------
Revenues from external customers ....................       $ 52,545        $ 20,084       $   --          $   --          $ 72,629
Investment income ...................................             49             101          1,274            --             1,424
Interest expense ....................................            229              26           --              --               255
Depreciation and amortization expense ...............          3,442             545             19            --             4,006
Income tax expense (benefit) ........................          1,740           2,670           (597)           --             3,813
Net income (loss) from continuing operations ........          2,595           3,383            (96)           --             5,582

Net deferred tax asset ..............................            249             972           --              --             1,221
Total assets ........................................         45,194          21,631         19,921            --            86,746
Additions to property, plant and equipment ..........          2,470           5,974           --              --             8,444

For the year ended December 31, 1997
------------------------------------
Revenues from external customers ....................       $ 38,692        $ 13,941       $   --          $   --          $ 52,633
Gain from release of certain franchise obligations ..           --             2,600           --              --             2,600
Investment income ...................................             19             130          1,152            --             1,301
Interest expense ....................................            421              48           --              --               469
Depreciation and amortization expense ...............          3,377             409           --              --             3,786
Income tax expense (benefit) ........................            169           2,392           (292)           --             2,269
Net income from continuing operations ...............            272           3,122            220            --             3,614
Income from discontinued operations, net of
     applicable income taxes ........................           --              --             --               349             349

Net deferred tax asset ..............................            655             211           --              --               866
Total assets ........................................         26,821          13,437         26,313            --            66,571
Additions to property, plant and equipment ..........          2,536           1,914           --              --             4,450

For the year ended December 28, 1996
------------------------------------
Revenues from external customers ....................       $ 31,425        $  9,844       $   --          $   --          $ 41,269
Investment income ...................................           --              --              212            --               212
Interest expense ....................................            317              35           --              --               352
Depreciation and amortization expense ...............          2,620             243           --              --             2,863
Income tax expense (benefit) ........................            181             844           (356)           --               669
Net income (loss) from continuing operations ........            336             979           (517)           --               798
Loss from discontinued operations, net of
     applicable income taxes ........................           --              --             --            (7,433)         (7,433)

Net deferred tax asset ..............................            (53)             80           --              --                27
Total assets ........................................         25,555           7,766         27,151            --            60,472
Additions to property, plant and equipment ..........          3,853           1,046           --              --             4,899

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

         NAME                        AGE   POSITION
         ----                        ---   --------
         Curtis Lee Smith, Jr.       71    Chairman of the Board and Chief
                                           Executive Officer

         Thomas J. Bresnan           46    President and Chief Operating Officer

         Stuart O. Smith             66    Vice Chairman of the Board and
                                           Secretary

         Robert S. McMillan          47    Vice President, Treasurer and Chief
                                           Financial Officer

         Charles G. Kinch            45    President and Chief Operating Officer
                                           - New Horizons Computer Learning
                                           Centers, Inc.

         Kenneth M. Hagerstrom       40    President - Company-owned Center
                                           Division

* The description of executive officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Set forth below is a brief description of the background of those executive officers of the Company who are not Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999.

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

ROBERT S. MCMILLAN was named Vice President, Treasurer and Chief Financial Officer of the Company in August 1997. He served as Chief Financial Officer of New Horizons Computer Learning Centers, Inc. beginning in 1995 and became a Senior Vice President in January 1997. From 1992 to 1995, Mr. McMillan was Chief Financial Officer of ZNYX Corporation, Fremont California. From 1990 to 1992, he was Chairman, Chief Executive Officer and Chief Financial Officer of Omnivar, in Burbank, California.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  (1) Financial Statements

         The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                         Page
                                                                         ----

         Reports of Independent Auditors .........................   F-1 to F-2
         Consolidated Balance Sheets .............................       F-3
         Consolidated Statements of Operations ...................       F-4
         Consolidated Statements of Comprehensive Income .........       F-5
         Consolidated Statements of Stockholders' Equity .........       F-6
         Consolidated Statements of Cash Flows ...................   F-7 to F-8
         Notes to Consolidated Financial Statements ..............   F-9 to F-21

         (a) (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (a)  (3) Exhibits

         Reference is made to the Exhibit Index at sequential page 23 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Morganville, New Jersey this 30th day of March, 1999.

                                                    NEW HORIZONS WORLDWIDE, INC.


                                               By:      /s/Curtis Lee Smith, Jr.
                                               Curtis Lee Smith, Jr., Chairman
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                               Date
---------                     -----                               ----

/s/Curtis Lee Smith, Jr.     Chairman, and                   )
Curtis Lee Smith, Jr.        Chief Executive Officer         )
                             (Principal Executive Officer)   )
                                                             )
                                                             )
/s/Robert S. McMillan        Vice President, Treasurer and   )
Robert S. McMillan           Chief Financial Officer         )
                             (Principal Financial and        )
                             Accounting Officer)             )
                                                             )
                                                             )
/s/Stuart O. Smith           Director                        )
Stuart O. Smith                                              )
                                                             )
                                                             )    March 31, 1999
/s/Thomas J. Bresnan         Director                        )
Thomas J. Bresnan                                            )
                                                             )
                                                             )
/s/David A. Goldfinger       Director                        )
David A. Goldfinger                                          )
                                                             )
                                                             )
/s/Richard L. Osborne        Director                        )
Richard L. Osborne                                           )
                                                             )
                                                             )
/s/Scott R. Wilson           Director                        )
Scott R. Wilson                                              )
                                                             )
                                                             )
/s/William H. Heller         Director                        )
William H. Heller                                            )
                                                             )
                                                             )

Reports on Form 8-K
-------------------
During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K dated October 30, 1998, to report the Company's acquisition, through its indirect wholly-owned subsidiary, New Horizons Computer Learning Center of Hartford Inc., a Delaware corporation, of substantially all of the assets used in the computer training business conducted by Daniels Enterprises, L.L.C., a Connecticut limited liability company.


                                  EXHIBIT INDEX

Exhibit  Exhibit
Number   Description
------   -----------

 3.1     Amended Certificate of Incorporation of the Registrant (1)

 3.2     By-laws of the Registrant (1)

 3.3     Amendment to Certificate of Incorporation of the Registrant (5)

 4.1 Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant *

 4.2     Secured Straight Line of Credit, guaranteed by the Registrant (8)

10.1**   Omnibus Equity Plan of the Registrant (2)

10.2**   Key Employees Stock Option Plan of the Registrant (1)

10.3**   Amendment  No.  1  to  the  Key  Employees  Stock  Option  Plan  of the
         Registrant *

10.4** Stock Option Agreement dated August 6, 1992, between the Registrant and Thomas J. Bresnan *

10.5** Stock Option Agreement dated January 22, 1998, between Registrant and Charles G. Kinch (7)

10.6** Stock Option Agreement dated January 22, 1998, between the Registrant and Kenneth Hagerstrom (7)

10.7** Stock Option Agreement dated January 22, 1998, between the Registrant and Robert S. McMillan (7)

10.8**   Outside Directors Stock Option Plan of the Registrant (1)

10.9** Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant *

10.10**  1997 Outside Directors Elective Stock Option Plan of the Registrant (2)

10.11** Form of Option Agreement executed by recipients of options under 1997 Outside Directors Elective Stock Option Plan (2)

10.12** Stock Option Agreement dated September 19, 1996, between the Registrant and David A. Goldfinger (2)

10.13** Stock Option Agreement dated September 19, 1996, between the Registrant and William Heller (2)

10.14** Stock Option Agreement dated September 19, 1996, between the Registrant and Richard L. Osborne (2)

10.15** Stock Option Agreement dated September 19, 1996, between the Registrant and Scott R. Wilson (2)

10.16    Form  of  Indemnity  Agreement  with  Directors  and  Officers  of  the
         Registrant *

10.17**  New Horizons Education Corporation 401(k) Profit Sharing Trust and Plan
         (3)

10.18** Amendment No. 1 New Horizons Education Corporation 401(k) Profit Sharing Trust and Plan (5)

10.19**  Amendment  No. 2  New Horizons  Education   Corporation  401(k)  Profit
         Sharing Trust and Plan (5)

10.20** Amendment No. 3 New Horizons Education Corporation 401(k) Profit Sharing Trust and Plan (5)

10.21** Amendment No. 4 New Horizons Education Corporation 401(k) Profit Sharing Trust and Plan (8)

10.22**  New Horizons Worldwide 401(k) Profit Sharing Trust and Plan *

10.23 Warrants for the purchase of 35,000 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - December 31, 1997 (6)

10.24 Stock Purchase Agreement dated November 4, 1996, between the Registrant and ECB, Inc. and certain exhibits thereto (4)

21.1     Subsidiaries of the Registrant*

27.0     Financial Data Schedule*


(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).

(2) Incorporated herein by reference to the appropriate Exhibits to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-56585

(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995.

(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 28, 1996.

(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the year ended March 31, 1998.

(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the year ended June 30, 1998.

*    Filed herewith

**   Compensatory plan or arrangement

Exhibit 4.1

SHARES
NUMBER                         New Horizons                              SHARES
 2225                         ---------------                           SPECIMEN
                              Worldwide, Inc.

              Incorporated under the laws of the State of Delaware

THIS CERTIFICATE         NEW HORIZONS WORLDWIDE, INC.
IS TRANSFERABLE
EITHER IN CHICAGO, IL
OR IN NEW YORK, NY                                             CUSIP 645526 10 4


THIS CERTIFIES THAT                SPECIMEN                 IS THE OWNER OF


            FULLY PAID AND NON-ASSESSABLE SHARES OF THE PAR VALUE OF
                       $0.01 EACH OF THE COMMON STOCK OF

                          NEW HORIZONS WORLDWIDE, INC.

     Transferable only on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of this certificate properly endorsed. This certificate is not valid unless countersigned and registered by the Transfer Agent and Registrar.

     Witness the seal of the Corporation and the signatures of its duly authorized officers.

DATED


                          NEW HORIZONS WORLDWIDE, INC.
                                   CORPORATE
/s/ Stuart O. Smith                   SEAL                  /s/ Curtis Lee Smith
          Secretary                 DELAWARE                            Chairman


                                             SEE REVERSE FOR CERTAIN DEFINITIONS

                                   COUNTERSIGNED AND REGISTERED
                                   HARRIS TRUST AND SAVINGS BANK

                                   BY               TRANSFER AGENT AND REGISTRAR


                                                            AUTHORIZED SIGNATURE

     The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM  - as tenants in common               UNIF GIFT MIN ACT - __________Custodian________________
TEN ENT  - as tenants by the entireties                             (Cust)                (Minor)
JT TEN   - as joint tenants with right of                         under Uniform Gifts to Minors
           survivorship and not as tenants                        Act _______________________________
           in common                                                           (State)
COM PROP - as community property              UNIF TRF MIN ACT -  __________Custodian (until age ____)
                                                                    (Cust)
                                                                  ____________under Uniform Transfers
                                                                    (Minor)
                                                                  to Minors Act _____________________

    Additional abbreviations may also be used though not in the above list.
                                -----------------

FOR VALUE RECEIVED, ______________________ HEREBY SELL, ASSIGN AND TRANSFER UNTO

PLEASE INSERT SOCIAL SECURITY OR OTHER
   IDENTIFYING NUMBER OF ASIGNEE

______________________________________

________________________________________________________________________________
               (PLEASE PRINT OR TYPE NAME AND ADDRESS OF ASIGNEE)

________________________________________________________________________________


________________________________________________________________________________


__________________________________________________________________________shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint

________________________________________attorney-in  fact to  transfer  the said stock on the books of the within named Corporation with full power of substitution in the premises.


Dated __________________________
                                        ________________________________________
                                        NOTICE: THE SIGNATURE TO THIS ASSIGNMENT
                                        MUST CORRESPOND WITH THE NAME AS WRITTEN
                                        UPON  THE  FACE OF  THE  CERTIFICATE  IN
                                        EVERY PARTICULAR, WITHOUT ALTERATION  OR
                                        ENLARGEMENT OR ANY CHANGE WHATSOEVER.

Signature Guaranteed


________________________________________________
THE  SIGNATURE(S)  MUST  BE   GUARANTEED  BY  AN
ELIGIBLE    GUARANTOR     INSTITUTION,   (BANKS,
STOCKBROKERS,  SAVINGS  AND  LOAN   ASSOCIATIONS
AND CREDIT UNIONS WITH MEMBERSHIP IN AN APPROVED
APPROVED SIGNATURE GUARANTEE MEDALLION PROGRAM),
PURSUANT TO S.E.C. RULE 17Ad-15.

Exhibit 10.3

                                 AMENDMENT NO. 1

                                       TO

                       HANDEX ENVIRONMENTAL RECOVERY, INC.

                         KEY EMPLOYEES STOCK OPTION PLAN


     This  Amendment  No.  1 to the  Handex  Environmental  Recovery,  Inc.  Key
Employees Stock Option Plan (the "Plan") is adopted February 12, 1993. Capitalized terms not otherwise defined herein shall have the meanings given them in Plan.

                              W I T N E S S E T H:

     WHEREAS, the number of shares of Common Stock for which options may be granted under the Plan is 607,500, of which only 15,950 remain for further grant by the Committee.

     WHEREAS, the Company desires to increase the number of shares of Common Stock for which options may be granted under the Plan;

     NOW,  THEREFORE,  the Plan is amended by  deleting  the first  sentence  of
Section 6 of the Plan and substituting the following therefore:

     "Subject to the provisions of Section 9 concerning payment for stock appreciation rights in shares of Common Stock, and subject to the provisions of the next succeeding paragraph of this Section 6, the aggregate number of shares of Common Stock for which options may be granted under the Plan shall be One Million Two Hundred Thousand (1,200,000) shares of Common Stock."

     This Amendment No. 1 to the Plan shall be effective as of the date hereof, subject to approval by holders of a majority of the outstanding shares of Common Stock of the Company. In the event this Amendment No. 1 is not so approved on or before December 31, 1993, all options granted under the Plan in excess of those permitted without giving effect hereto shall be null and void.

     IN WITNESS WHEREOF, Handex Environmental Recovery, Inc., by its duly authorized officer, has executed this Amendment No. 1, as of the date first above written.


                                            HANDEX ENVIRONMENTAL RECOVERY, INC.


                                            BY_________________________________

                                            ITS________________________________







091\18746CAB.60A

Exhibit 10.5

STOCK OPTION AGREEMENT

     THIS  AGREEMENT,  entered  into as of the 6th day of August,  1992,  by and
between  Handex   Environmental   Recovery,   Inc.,  Delaware  corporation  (the
"Company"), and Thomas J. Bresnan (the "Optionee").

WITNESSETH:

     WHEREAS, the Board of Directors of the Company has appointed a Compensation Committee (the "Committee") to serve as the Committee to administer the Handex Environmental Recovery, Inc. Key Employees Stock Option Plan (the "Plan"); and

     WHEREAS the Committee has determined that the Optionee, as a Key Employee (as such term is defined in the Plan), should be granted a stock option under the Plan upon the terms and conditions set forth in this Agreement, and for the number of shares of the $.01 par value common stock of the Company set forth hereinbelow (the "Shares");

     NOW,  THEREFORE,  the Company  and the  Optionee  hereby  agree as follows:
Definitions. The following terms shall have the meanings set forth below whenever used in this instrument:

(a) The word "Affiliate" shall mean any corporation which is, within the meaning of Section-1563(a) of the Code, a member of a controlled group of corporations which includes the Company.

(b)  The word "Agreement" shall mean this instrument.

(c)  The word "Board" shall mean the Board of Directors of the Company.

(d) The word "Code" shall mean the United States Internal Revenue Code (Title-26 of the United States Code).

(e) The word "Committee" shall mean the Compensation Committee appointed by the Board.

(f) The word "Company" shall mean Handex Environmental Recovery, Inc., a Delaware corporation and any successor thereto which shall maintain the Plan.

(g) The word "Disability" shall mean the Optionee's inability, due to a mental or physical condition, to perform services for the Company substantially consistent with past practice, as determined by the Committee pursuant to written certification of such condition from a physician acceptable to the Committee.

(h) The word "Employee" shall mean any person who is an employee of either the Company or any Subsidiary.

(i) The words "Incentive Stock Option" shall mean any Option which qualifies as an Incentive Stock Option under terms of Section-422A of the Code.

(j) The word "Option" shall mean the right and option of the Optionee to purchase Shares pursuant to the terms of this Agreement.

(k) The words "Option Price" shall mean the price at which Shares may be acquired upon the exercise of any option.

(l) The word "Optionee" shall mean the person to whom an Option has been granted pursuant to this Agreement.

(m) The words "Personal Representative" shall mean, following the Optionee's death, the person who shall have acquired, by Will or by the laws of descent and distribution, the right to exercise any option.

(n) The word "Plan" shall mean the Handex Environmental Recovery, Inc. Key Employees Stock Option Plan, as it was originally adopted and as it may later be amended.

(o) The words "Reporting Company" shall mean any entity with a class of equity securities which is registered under Section-12 of the Securities Exchange Act of-1934, as amended.

(p) The word "Shares" shall mean shares of the $.01 par value common stock of the Company.

(q) The word "Subsidiary" shall mean any corporation at least 50% of the common stock of which is owned directly or indirectly by the Company.

Grant of Option. Effective as of the date of this Agreement, the Company grants to the Optionee, upon the terms and conditions set forth hereinafter, the right and option to purchase all or any lesser whole number of an aggregate of one hundred thirty thousand (130,000) Shares at an Option Price of $7.875 per Share. All of such Shares are subject to a nonqualified stock option and none of such Shares are subject to an Incentive Stock Option.

Term of Option. Except as otherwise provided herein, the term of the option shall be for a period of ten (10) years from the date hereof, and the Option shall expire at the close of regular business hours at the Company's principal office at 500-Campus Drive, Morganville, New Jersey--07751, on the last day of the term of the option, or, if earlier, on the applicable expiration date provided for in Sections-5, 6 and 7 hereof.

Exercise Dates. Except as otherwise provided herein, the Optionee shall be entitled to exercise the Option with respect to the number of Shares indicated below on or after the date indicated opposite such number below:

Initial and Additional Number of
Shares with Respect to which the             Total Shares with Respect to which                Date Beginning on Which Option May be
Option May be Exercised                          the Option May be Exercised                                  Exercised
--------------------------------             ----------------------------------                -------------------------------------
          65,000                                           65,000                                           August-6, 1992
          13,000                                           78,000                                           August-6, 1993
          13,000                                           91,000                                           August-6, 1994
          13,000                                          104,000                                           August-6, 1995
          13,000                                          117,000                                           August-6, 1996
          13,000                                          130,000                                           August-6, 1997

Except as provided in Sections-5 and 6 hereof, the Option may not be exercised at any time unless the Optionee shall be an Employee at such time.

Termination of Employment, Etc. So long as the Optionee shall continue to be an Employee, the Option shall not be affected by (a) any temporary leave of absence approved in writing by the Company or a Subsidiary and described in Section-1.421-7(h) of the Federal Income Tax Regulations or any lawful successor regulations thereto, or (b) any change of duties or position (including transfer to or from a Subsidiary). If the Optionee ceases to be an Employee for any reason other than death or Disability, the option may be exercised only to the extent of the purchase rights, if any, which, pursuant to Section-4 hereof, existed as of the date the Optionee ceases to be an Employee and which have not theretofore been exercised; provided, however, that the Committee may in its absolute discretion determine (but shall not be under any obligation to determine) that such purchase rights shall be deemed to include additional Shares which are subject to the option. Upon an Optionee's ceasing to be an Employee, such purchase rights shall in any event terminate upon the earlier of either (a) three (3) months (one (1) year if the Optionee ceased to be an Employee because of death or Disability) after the date the Optionee ceased to be an Employee, or (b) the last day of the term of the Option. Notwithstanding the preceding provisions of this Section-5, unless the Committee shall otherwise determine, upon (a) the Optionee's ceasing to be an Employee by reason of an involuntary termination of such status for good cause, as determined by the Committee, or (b) the Optionee's voluntary termination with the intention of rendering services to a competitor of the Company or any of its Subsidiaries or otherwise entering into competition with the Company or any of its Subsidiaries, directly or indirectly, or (c) the commission by the Optionee of a material broach of his obligations under any agreement with the Company or any of its Subsidiaries, the Optionee's right to purchase Shares pursuant to the exercise of the Option shall terminate. Nothing in this Agreement shall confer upon any Optionee any right to continue in the employ of the Company or a Subsidiary, or to serve as a member, of the Board of Directors of the Company or a Subsidiary, or to interfere with or limit either the right of the Company or Subsidiary to terminate his employment at any time or the right of the shareholders of the Company to remove him as a member of the Board of Directors of the Company or a Subsidiary with or without cause.

Optionee's Death or Disability. If, while the Optionee is an Employee, or within three (3) months of the Optionee's having ceased to be an Employee (other than under circumstances which resulted in the termination of the Optionee's right to purchase Shares pursuant to the exercise of the Option), the Optionee dies or becomes Disabled, the Optionee or the Optionee's Personal Representative may immediately, exercise the Option with respect to all of the shares subject to the Option regardless of whether the Optionee had the right under Section-4 hereof to exercise the option at the time of his death or Disability. The Option shall in any event terminate upon the earlier of either (a) the first annual anniversary of the date the Optionee ceased to be an Employee; or (b) the last day of the term of the option.

Change of Control, Dissolution, Liquidation and Certain Mergers. Notwithstanding the provisions of Section-4 hereof, upon the occurrence of a "change of control" (as defined herein), or immediately prior to a dissolution or liquidation of the Company (but only if the distributee of substantially all of the Company's assets upon the liquidation of the Company was not, immediately prior to the liquidation, an Affiliate) or a merger or consolidation in which the Company is not the surviving corporation (but only if the corporation which is the surviving corporation in such merger or consolidation was not, immediately prior to the merger or consolidation, an Affiliate), the Optionee shall have the immediate and non-forfeitable right to exercise the Option with respect to all Shares covered by the Option, and any such exercise shall be irrevocable. The Optionee shall be entitled to exercise the Option as provided in the immediately preceding sentence regardless of whether the other corporation which is the surviving corporation in a merger or consolidation shall adopt and maintain the Plan. In the event the Option becomes exercisable pursuant to this Section-7, the Company shall notify the Optionee of his right to exercise the Option. The term "change of control" shall mean the acquisition (other than from the Company) by any person, entity or "group" (within the meaning of Section-13(d)(3) or 14(d)(2) of the Securities Exchange Act of-1934 (the "Exchange Act")) but excluding for this purpose the Company or any Subsidiary or any employee benefit plan of the Company or any Subsidiary which acquires beneficial ownership (within the meaning of Rule-13d-3 promulgated under the Exchange Act) of voting securities of the Company of 50% or more (35% or more if the Company is a Reporting Company) of either the then outstanding Shares or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of Directors. Upon either the dissolution or liquidation of the Company (but only if the distributee of substantially all of the Company's assets upon the liquidation of the Company was not, immediately prior to the liquidation, an Affiliate) or upon the occurrence of a merger or consolidation in which the Company is not the surviving corporation (but only if the corporation which is the surviving corporation in such merger or consolidation was not, immediately prior to the merger or consolidation, an Affiliate) and immediately following which the surviving corporation fails to maintain the Plan, the Option shall terminate unless the surviving corporation assumes the option.

Adjustment of Number of Shares, Etc. In the event that subsequent to the date of this Agreement, the outstanding Shares are, as a result of a stock split, stock dividend, combination or exchange of shares, exchange for other securities, reclassification, reorganization, redesignation, merger, consolidation, recapitalization, spin-off, split-off or split-up or other such change (including, without limitation, any transaction described in Section-425(a) of the Code), or a special dividend or other distribution to the Company's shareholders, increased or decreased or changed into or exchanged for a different number or kind of shares of stock or other securities of the Company, then (i) there shall automatically be substituted for each Share subject to the option the number and kind of shares of stock or other securities into which each outstanding Share shall be exchanged, (ii) the option price per Share or unit of securities shall be increased or decreased proportionately so that the aggregate purchase price for the securities subject to the Option shall remain the same as immediately prior to such event, and (iii) the Committee shall make such other adjustments to the securities subject to the option as may be appropriate, equitable and in compliance with the provisions of Section-425(a) of the Code to the extent applicable and any such adjustment shall be final, binding and conclusive as to the Optionee. Any such adjustment shall provide for the elimination of fractional shares if the Committee shall so direct. Exercise of Option. The Option may be exercised by delivering to the Chief Financial Officer of the Company at its principal office, 500-Campus Drive, Morganville, New Jersey--07751, a completed Notice of Exercise of Option (obtainable from the Chief Financial Officer of the Company) setting forth the number of Shares with respect to which the Option is being exercised. Such Notice shall be accompanied by payment in full for the Shares, unless other arrangements satisfactory to the Company for prompt payment of such amount are made. Payments shall be made by such type of check or other means of funds transfer as is acceptable to the Company in the amount of the aggregate purchase price for such Shares or, with the consent of the Committee, payment may be made in whole or in part in Shares having a fair market value on the date the Option is exercised equal to that portion of the purchase price for which payment in cash is not made; provided, however, that payment in Shares held by the Optionee less than one (1) year may be made only with the consent of the Committee.

Issuance of Share Certificates. Subject to the last sentence of this Section 10, upon receipt by the Company prior to expiration of the Option of a duly completed Notice of Exercise of Option to either exercise the option accompanied by full payment for the Shares being purchased pursuant to such Notice (and, with respect to any Option exercised pursuant to Section-11 hereof by someone other than the Optionee, accompanied in addition by proof satisfactory to the Committee of the right of such person to exercise the Option), the Company shall cause to be made or otherwise delivered to the Optionee, within thirty (30) days of such receipt, a certificate for the number of Shares so purchased. The Optionee shall not have any of the rights of a shareholder with respect to the Shares which are subject to the Option unless and until a certificate representing such Shares is issued to the Optionee. The Company shall not be required to issue any certificates for Shares it on the exercise of the Option prior to (i) obtaining any approval from any governmental agency which the Committee shall, in its sole discretion, determine to be necessary or advisable, and/or (ii) the admission of such Shares to listing on any national securities exchange on which the Shares may be listed, and/or (iii) completion of any registration or other qualification of the Shares under any state or federal law or ruling or regulations of any governmental body which the Committee shall, in its sole discretion, determine to be necessary or advisable, or the determination by the Committee, in its sole discretion, that any registration or other qualification of the Shares is not necessary or advisable. Successors in Interest, Etc. This Agreement shall be binding upon and inure to the benefit of any successor of the Company and the heirs, estate, and Personal Representative of the Optionee. The Option shall not be transferable other than by Will or the laws of descent and distribution, and the option may be exercised during the lifetime of the Optionee only by the Optionee provided that a guardian or other legal representative who has been duly appointed for such Optionee may exercise the option on behalf of the Optionee. A deceased Optionee's Personal Representative shall act in the place and stead of the deceased Optionee with respect to exercising an option or taking any other action pursuant to this Agreement.

Provisions of Plan Control. This Agreement is subject to all of the terms, conditions, and provisions of the Plan and to such rules, regulations, and interpretations relating to the Plan as may be adopted by the Committee and as may be in effect from time to time. A copy of the Plan is attached hereto as Exhibit "All and is incorporated herein by reference. In the event and to the extent that this Agreement conflicts or is inconsistent with the terms, conditions, and provisions of the Plan, the Plan shall control, and this Agreement shall be deemed to be modified accordingly.

No Liability Upon Distribution of Shares. The liability of the Company under this Agreement and any distribution of Shares made hereunder is limited to the obligations set forth herein with respect to such distribution and no term or provision of this Agreement shall be construed to impose any liability on the Company or the Committee in favor of any person with respect to any loss, cost or expense which the person may incur in connection with or arising out of any transaction in connection with this Agreement. Withholding. The Optionee agrees that the Company may make appropriate provision for tax withholding with respect to the transactions contemplated by this Agreement.

Captions. The captions and section numbers appearing in this Agreement are inserted only as a matter of convenience. They do not define, limit, construe or describe the scope or intent of the provisions of this Agreement.

Number. The use of the singular or plural herein shall not be restrictive as to number and shall be interpreted in all cases as the context shall require.

Gender. The use of the feminine, masculine or neuter pronoun shall not be restrictive as to gender and shall be interpreted in all cases as the context may require.

Investment Representation. Optionee hereby represents and warrants that any Shares which he may acquire by virtue of the exercise of the Option shall be acquired for investment purposes only and not with a view to distribution or resale; provided, however, that this restriction shall become inoperative in the event the Shares which are subject to the Option shall be registered under the Federal Securities Act of-1933, as amended, or in the event there is presented to the Company evidence satisfactory to the Company to the effect that the offer or sale of the Shares which were acquired upon exercise of the Option may lawfully be made without registration under the Federal Securities Act of-1933, as amended.

Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware and any applicable federal law.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer, and the Optionee has hereunto set his hand, all as of the day and year first above written.

                                                 THOMAS J. BRESNAN /s/
                                            Thomas J. Bresnan, ("Optionee")

                                            HANDEX ENVIRONMENTAL RECOVERY, INC.
                                            ("Company")

                                            By:  CURTIS L. SMITH, JR. /s/
                                                         Curtis L. Smith, Jr.
                                                         Chairman of the Board

Exhibit 10.10

                                 AMENDMENT NO. 1

                                       TO

                       HANDEX ENVIRONMENTAL RECOVERY, INC.

                       OUTSIDE DIRECTORS STOCK OPTION PLAN



     This Amendment No. 1 to the Handex Environmental Recovery, Inc. Outside Directors Stock Option Plan (the "Plan") is adopted February 12, 1993. Capitalized terms not otherwise defined herein shall have the meanings given them in Plan.

                               W I T N E S S E T H:

     WHEREAS, the number of shares of Common Stock for which options may be granted under the Plan is 37,500, of which only 8,750 remain for further grant by the Committee.

     WHEREAS, the Company desires to increase the number of shares of Common Stock for which options may be granted under the Plan;

     NOW,  THEREFORE,  the Plan is amended by  deleting  the first  sentence  of
Section 6 of the Plan and substituting the following therefore:

     "Subject to the provisions of Section 9 concerning payment for stock appreciation rights in shares of Common Stock, and subject to the provisions of the next succeeding paragraph of this Section 6, the aggregate number of shares of Common Stock for which options may be granted under the Plan shall be Seventy-Five Thousand (75,000) shares of Common Stock."

     This Amendment No. 1 to the Plan shall be effective as of the date hereof, subject to approval by holders of a majority of the outstanding shares of Common Stock of the Company. In the event this Amendment No. 1 is not so approved on or before December 31, 1993, all options granted under the Plan in excess of those permitted without giving effect hereto shall be null and void.


     IN WITNESS WHEREOF, Handex Environmental Recovery, Inc., by its duly authorized officer, has executed this Amendment No. 1, as of the date first above written.

                       HANDEX ENVIRONMENTAL RECOVERY, INC.


                                             BY_________________________________

                                             ITS________________________________

Exhibit 10.18

                          NEW HORIZONS WORLDWIDE, INC.

                               INDEMNITY AGREEMENT


     THIS AGREEMENT is made and entered into effective as of _________________, by and between NEW HORIZONS WORLDWIDE, INC., a Delaware corporation (the "Corporation"), and _______________ ("Indemnitee"), a Director or Officer of the Corporation.

     WHEREAS, it is essential to the Corporation to retain and attract as Directors and Officers the most capable persons available; and

     WHEREAS, the substantial increase in corporate litigation subjects directors and officers to expensive litigation risks at the same time that the availability of directors' and officers' liability insurance has been severely limited; and

     WHEREAS, it is now the express policy of the Corporation to indemnify its Directors and Officers so as to provide them with the maximum possible protection permitted by law; and

     WHEREAS, in addition, because the statutory indemnification provisions of the Delaware General Corporation Law expressly provide that they are non-exclusive, it is the policy of the Corporation to indemnify Directors and Officers of the Corporation who have entered into settlements of derivative suits provided they have not breached the applicable statutory standard of conduct; and

     WHEREAS, Indemnitee does not regard the protection available under the Corporation's By-Laws and insurance, if any, as totally adequate in the present circumstances, and considers it necessary and desirable to his service as a Director or Officer to have maximum protection, and the Corporation desires Indemnitee to serve in such capacity; and

     WHEREAS, the Delaware General Corporation Law and the Corporation's By-Laws provides that indemnification of the Directors and Officers of the Corporation may be authorized by agreement, and thereby contemplates that contracts of this nature may be entered into between the Corporation and Indemnitee with respect to indemnification of Indemnitee as a Director or Officer of the Corporation.

     NOW, THEREFORE, for good and valuable consideration, the sufficiency and adequacy of which is hereby acknowledged, the Corporation and Indemnitee do hereby agree as follows:

1. Agreement to Serve. Indemnitee agrees to serve or continue to serve as a Director and/or Officer of the Corporation for so long as he is duly elected or appointed or until such time as he tenders his resignation in writing or is otherwise terminated or properly removed from office.

2.   Definitions. As used in this Agreement:

     (a) The term "Proceeding" shall include any threatened, pending, or completed action, suit or proceeding, whether brought by or in the right of the Corporation or otherwise and whether of a civil, criminal, administrative or investigative nature, in which Indemnitee may be or may have been involved as a party or otherwise, by reason of the fact that Indemnitee is or was a Director or Officer of the Corporation, by reason of any action taken by him or of any inaction on his part while acting as such a Director or Officer, or by reason of the fact that he is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent of the Corporation or of another corporation, partnership, joint venture, trust or other enterprise; in each case whether or not he is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification or reimbursement can be provided under this Agreement.

     (b) The term "Expenses" shall include, without limitation, expenses of investigations, judicial or administrative proceedings or appeals, attorneys' fees and disbursements and any expenses of establishing a right to indemnification under Paragraph-8 of this Agreement, but shall not include the amount of judgments, fines or penalties against or settlements paid by Indemnitee.

     (c) References to "other enterprise" shall include, without limitation, employee benefit plans; references to "fines" shall include, without limitation, any excise tax assessed with respect to any employee benefit plan; references to "serving at the request of the Corporation" shall include, without limitation, any service as a Director or Officer of the Corporation which imposes duties on, or involves services by, such Director or Officer with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Agreement.

3. Indemnity in Third-Party Proceedings. The Corporation shall indemnify Indemnitee in accordance with the provisions of this Paragraph-3 if Indemnitee is a party to or threatened to be made a party to or otherwise involved in any Proceeding (other than a Proceeding by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that Indemnitee is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all Expenses, judgments, settlements, fines and penalties, actually and reasonably incurred by Indemnitee in connection with the defense or settlement of such Proceeding, but only if Indemnitee acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation and, in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. The termination of any such Proceeding by judgment, order of court, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not, of itself, create a presumption that Indemnitee did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal proceeding, that such person had reasonable cause to believe that his conduct was unlawful.

4. Indemnity for Expenses in Proceedings By Or In the Right of the Corporation. The Corporation shall indemnify Indemnitee in accordance with the provisions of this Paragraph-4 if Indemnitee is a party to or threatened to be made a party to or otherwise involved in any Proceeding by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that Indemnitee is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against all Expenses actually and reasonably incurred by Indemnitee in connection with the defense or settlement of such Proceeding, but only if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification for Expenses shall be made under this Paragraph-4 in respect of any claim, issue or matter as to which Indemnitee shall have been adjudged to be liable to the Corporation, unless and only to the extent that any court in which such Proceeding was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, Indemnitee is fairly and reasonably entitled to indemnity for such expenses as such court shall deem proper.

5. Indemnity for Amounts Paid in Settlement in Proceedings By Or In the Right of the Corporation. The Corporation shall indemnify Indemnitee in accordance with the provisions of this Paragraph-5 if Indemnitee is a party to or threatened to be made a party to any Proceeding by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that Indemnitee is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against all amounts actually and reasonably paid in settlement by Indemnitee in connection with any such Proceeding, but only if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation.

6. Indemnification of Expenses of Successful Party. Notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any Proceeding or in defense of any claim, issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

7. Advances of Expenses. Any Expenses incurred by or on behalf of Indemnitee pursuant to Paragraphs-3 or-4 in any Proceeding shall be paid by the Corporation in advance upon the written request of Indemnitee if Indemnitee shall undertake to (a) repay such amount to the extent that it is ultimately determined that Indemnitee is not entitled to indemnification hereunder, and (b) reasonably cooperate with the Corporation concerning the action, suit or proceeding giving rise to the Expenses.

8. Right of Indemnitee to Indemnification Upon Application; Procedure Upon Application. Any indemnification under Paragraphs-3, 4, 5 and 6 shall be made no later than thirty (30) days after receipt by the Corporation of the written request of Indemnitee therefor, unless a determination is made within said thirty (30) day period by (a) the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such Proceeding, or (b) independent legal counsel, agreed to by the Corporation, in a written opinion (which counsel shall be appointed if such a quorum is not obtainable), that the Indemnitee has not met the relevant standards for indemnification set forth in Paragraphs-3, 4, 5 or 6. The right to indemnification or advances as provided by this Agreement shall be enforceable by Indemnitee in any court of competent jurisdiction. There shall exist in such action a rebuttable presumption that Indemnitee has met the applicable standard(s) of conduct and is therefore entitled to indemnification pursuant to this Agreement, and the burden of proving that the relevant standards have not been met by Indemnitee shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors or independent legal counsel) prior to the commencement of such action to have made a determination that indemnification is proper in the circumstances because Indemnitee has met the applicable standard of conduct, nor an actual determination by the Corporation (including its Board of Directors or independent legal counsel) that Indemnitee has not met such applicable standard of conduct, shall (a) constitute a defense to the action, (b) create a presumption that Indemnitee has not met the applicable standard of conduct, or (c) otherwise alter the presumption in favor of Indemnitee referred to in the preceding sentence. Indemnitee's Expenses reasonably incurred in connection with successfully establishing his right to indemnification, in whole or in part, in any such action shall also be indemnified by the Corporation.

9. Allowance for Compliance with SEC Requirements. Indemnitee acknowledges that the Securities and Exchange Commission ("SEC") has expressed the opinion that indemnification of directors and officers from liabilities under the Securities Act of 1933 ("Act") is against public policy as expressed in the Act and, is therefore, unenforceable. Indemnitee hereby agrees that it will not be a breach of this Agreement for the Corporation to undertake with the Commission in connection with the registration for sale of any stock or other securities of the Corporation from time to time that, in the event a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a Director or Officer of the Corporation in the successful defense of any action, suit or proceeding) is asserted in connection with such stock or other securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of competent jurisdiction the question of whether or not such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue. Indemnitee further agrees that such submission to a court of competent jurisdiction shall not be a breach of this Agreement.

10. Indemnification Hereunder Not Exclusive. The indemnification provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may be entitled under the Certificate of Incorporation or the By-Laws of the Corporation, any agreement, any vote of stockholders or disinterested Directors, the General Corporation Law of the State of Delaware, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

     The indemnification under this Agreement shall continue as to Indemnitee even though he may have ceased to be a Director or Officer so long as Indemnitee shall be subject to any proceedings, by reason of the fact that Indemnitee was a director, officer, employee, or agent of the Corporation or serving in any capacity described in paragraph-5, and shall inure to the benefit of the heirs, executors and personal representatives of Indemnitee.

11. Partial Indemnification. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Corporation for some claims, issues or matters, but not as to other claims, issues or matters, or for some or a portion of the Expenses, judgments, fines or penalties actually and reasonably incurred by him or amounts actually and reasonably paid in settlement by him in the investigation, defense, appeal or settlement of any Proceeding, but not for the total amount thereof, the Corporation shall nevertheless indemnify Indemnitee for the portion of such claims, issues or matters or Expenses, judgments, fines, penalties or amounts paid in settlement to which Indemnitee is entitled.

12. Reimbursement to Corporation by Indemnitee; Limitation on Amounts Paid by Corporation. To the extent Indemnitee has been indemnified by the Corporation hereunder and later receives payments from any insurance maintained by the Company covering the same Expenses, judgments, fines, penalties or amounts paid in settlement so indemnified by the Corporation hereunder, Indemnitee shall immediately reimburse the Corporation hereunder for all such amounts received from the insurer. Notwithstanding anything contained herein to the contrary, Indemnitee shall not be entitled to recover amounts under this Agreement which, when added to the amount of indemnification payments made to, or on behalf of, Indemnitee, under the Certificate of Incorporation or By-Laws of the Corporation, in the aggregate exceed the Expenses, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by Indemnitee ("Excess Amounts"). To the extent the Corporation has paid Excess Amounts to Indemnitee, Indemnitee shall be obligated to immediately reimburse the Corporation for such Excess Amounts.

13. Continuation of Rights and Obligations. All rights and obligations of the Corporation and Indemnitee hereunder shall continue in full force and effect despite the subsequent amendment or modification of the Corporation's Certificate of Incorporation or By-Laws, as such are in effect on the date hereof, and such rights and obligations shall not be affected by any such amendment or modification, any resolution of Directors or stockholders of the Corporation, or by any other corporate action which conflicts with or purports to amend, modify, limit or eliminate any of the rights or obligations of the Corporation and/or Indemnitee hereunder.

14. Amendment and Modification. This Agreement may only be amended, modified or supplemented by the written agreement of the Corporation and Indemnitee.

15. Assignment. This Agreement shall not be assigned by the Corporation or Indemnitee without the prior written consent of the other party thereto, except that the Corporation may freely assign its rights and obligations under this Agreement to any subsidiary for whom Indemnitee is serving as a director, officer, partner, trustee, employee or agent thereof; provided, however, that no permitted assignment shall release the assignor from its obligations hereunder. Subject to the foregoing, this Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, successors and assigns, including, without limitation, any successor to the Corporation by way of merger, consolidation, other forms of reorganization and/or sale or disposition of all or substantially all of the capital stock of the Corporation.

16. Saving Clause. If this Agreement or any portion thereof shall be invalidated on any ground by any court of competent jurisdiction, the
     Corporation shall nevertheless indemnify Indemnitee as to Expenses, judgments, fines, penalties and amounts paid in settlement with respect to any Proceeding to the full extent permitted by any applicable portion of this Agreement that shall not have been invalidated or by any other applicable law.

17. Counterparts. This Agreement may be executed in two or more fully or partially executed counterparts each of which shall be deemed an original binding the signer thereof against the other signing parties, but all counterparts together shall constitute one and the same instrument. Executed signature pages may be removed from counterpart agreements and attached to one or more fully executed copies of this Agreement.

18. Notice. Indemnitee shall, as a condition precedent to his right to be indemnified under this Agreement, give to the Corporation notice in writing as soon as practicable of any claim made against him for which indemnity will or could be sought under this Agreement. Notice to the Corporation shall be directed to the Corporation at its headquarters located at 500 Campus Drive, Morganville, New Jersey--07751, Attention: Chairman (or such other address as the Corporation shall designate in writing to Indemnitee). Notice shall be deemed received three days after the date postmarked if sent by prepaid mail, properly addressed.

19. Applicable Law. All matters with respect to this Agreement, including, without limitation, matters of validity, construction, effect and performance shall be governed by the internal laws of the State of Delaware applicable to contracts made and to be performed therein between the residents thereof (regardless of the laws that might otherwise be applicable under principles of conflicts of law).

     IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be duly executed and signed effective as of the day and year first above written.

                                    NEW HORIZONS WORLDWIDE, INC.


                                               By_______________________________

                                             Its:_______________________________



                                                 _______________________________



SRW0228.DOC;1

Exhibit 10.24
                                  MERRILL LYNCH

                                     SPECIAL

                                PROTOTYPE DEFINED

                                CONTRIBUTION PLAN

                               ADOPTION AGREEMENT


                                   401(k) PLAN

                              EMPLOYEE THRIFT PLAN

                               PROFIT-SHARING PLAN

                         Letter Serial Number: D359287b
                      National Office Letter Date: 6/29/93

This Prototype Plan and Adoption Agreement are important legal instruments with legal and tax implications for which the Sponsor, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, does not assume responsibility. The Employer is urged to consult with its own attorney with regard to the adoption of this Plan and its suitability to its circumstances.

[GRAPHIC OMITTED]

              Addendum to the New Horizons Worldwide, Inc. 401 (k)
      Profit Sharing Trust and Plan pursuant to Section 11.1.2 of the Plan


IRC Section 411(d)(6) Protected Benefits Attachment to the New Horizons Worldwide, Inc. 401 (k) Profit Sharing Trust and Plan

Pursuant to Section 11.1.2 of the Base Plan Document #03, Thomas J. Bresnan, Gary T. Gann and John T. St. James, former Participants of the Handex Environmental, Inc., 401 (k) Profit Sharing Trust and Plan (the "Handex Plan"), shall be deemed to retain the right to elect a lump sum distribution, fifty percent (50%) annuity, one hundred percent (100%) annuity, life annuity or nearly equal installment payments as an optional form of benefit with respect to his Handex Plan cash option account and his Handex Plan employer contribution account, if applicable. Such distribution options shall be subject to the qualified joint and survivor rules described in Article VI of the Base Plan Document #03.

Adoption of Plan

The Employer named below hereby establishes or restates a profit-sharing plan that includes a X 401 (k), X profit-sharing and/or ___ thrift plan feature (the "Plan") by adopting the Merrill Lynch Special Prototype Defined Contribution Plan and Trust as modified by the terms and provisions of this Adoption Agreement.

     Employer and Plan Information

     Employer Name:* New Horizons Worldwide, Inc.

     Business Address: 1231 East Dyer Road, Suite 110

     Santa Ana, CA 92705

     Telephone Number: (714) 432-7600

     Employer Taxpayer ID Number: 22-2941704

     Employer Taxable Year ends on: December 31st

     Plan Name: New Horizons Worldwide 401(k) Profit Sharing Trust and Plan

     Plan Number: 001

                                            401(k)    Profit Sharing      Thrift
                                            ------    --------------      ------

         Effective Date of Adoption
              or Restatement:               1/1/99       1/1/99

         Original Effective Date:           1/1/95       1/1/95

     If this Plan is a continuation or an amendment of a prior plan, an optional forms of benefits provided in the prior plan must be provided under this Plan to any Participant who had an account balance, whether or not vested, in the prior plan.

     * If there are any Participating Affiliates in this Plan, list below the proper name of each Participating Affiliate.

          New Horizons Education Corporation; New Horizons Computer Learning Centers, Inc.; New Horizons Computer Learning Center of Santa Ana, Inc.; New Horizons Computer Learning Centers of Chicago, Inc.; New Horizons Computer Learning Center of Metropolitan New York, Inc.; New Horizons Computer Learning Center of Cleveland, LTD; New Horizons
          Computer  Learning  Center of Memphis,  Inc.;  New  Horizons  Computer
          Learning Center of Nashville, Inc.; New Horizons Computer Learning Center of Hartford, Inc.

                   ARTICLE I. Definitions

A.   "Compensation

     (1)With respect to each Participant, except as provided below, Compensation shall mean the (select all those applicable for each column):

     401(k) and/     Profit
     or Thrift       Sharing
     ---------       -------
                              (a) amount reported in the "Wages Tips and Other Compensation" Box on Form W-2 for the applicable period selected in Item 5 below.

                              (b) compensation for Code Section 415 safe-harbor purposes (as defined in Section 3.9.1 (H)(i) of basic plan document #03)for the applicable period selected in Item 5 below.

          X              X    (c)  amount  reported  pursuant to Code Section
                                   3401 (a) for the applicable  period  selected
                                   in Item 5 below.
          X              X    (d)  all amounts  received (under options (a) (b)
                                   or (c) above) for personal services rendered to the Employer but excluding (select one):

                                        overtime
                                   X    bonuses
                                        commissions
                                        amounts in excess of $ ____
                                        other (specify) _____.

     (2)  Treatment of Elective Contributions (select one):

          X    (a)  For purposes of  contributions,  Compensation  shall include
                    Elective Deferrals and amounts excludable from the gross income of the Employee under Code Section 125, Code Section
                    402(e)(3),  Code  Section  402(h)  or  Code  Section  403(b)
                    ("elective contributions").

               (b)  For  purposes  of  contributions,   Compensation  shall  not
                    include "elective contributions."

     (3)  CODA Compensation (select one):

          X    (a)  For  purposes of the ADP and ACP Tests,  Compensation  shall include "elective contributions."

               (b) For purposes of the ADP and ACP Tests, Compensation shall not include "elective contributions."

     (4) With respect to Contributions to an Employer Contributions Account, Compensation shall include all Compensation (select one):

               (a) during the Plan Year in which the Participant enters the Plan.

          X    (b)  after the Participant's Entry Date.

     (5) The applicable period for determining Compensation shall be (select one):

               (a)  the Plan Year

               (b)  the Limitation Year.

               (c)  the consecutive 12-month period ending on ___.

B.   "Disability"

(1)  Definition

     Disability shall mean a condition which results in the Participant's (select one):


          (a) inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.


      X   (b)  total and  permanent  inability to meet the  requirements  of the
               Participant's customary employment which can be expected to last for a continuous period of not less than 12 months.


          (c)  qualification for Social Security disability benefits.


          (d)  qualification   for  benefits  under  the  Employer's   long-term
               disability plan.

(2)  Contributions Due to Disability (select one):

     X    (a)  No  contributions  to an Employer  Contributions  Account will be made on behalf of a Participant due to his or her Disability.

          (b) Contributions to an Employer Contributions Account will be made on behalf of a Participant due to his or her Disability provided that: the Employer elected option (a) or (c) above as the definition of Disability, contributions are not made on behalf of a Highly Compensated Employee, the contribution is based on the Compensation each such Participant would have received for the Limitation Year if the Participant had been paid at the rate of Compensation paid immediately before his or her Disability, and contributions made on behalf of such Participant will be nonforfeitable when made.

C.   "Early Retirement" is (select one):

     X    (1)  not  permitted.

          (2) permitted if a Participant terminates Employment before Normal Retirement Age and has (select one):

                    (a)  attained age___.
                    (b)  attained age ___ and completed ___ Years of Service.
                    (c) attained age ___ and completed ___ Years of Service as a Participant.

D.   "Eligible Employees" (select one):

          (1)  All Employees are eligible to participate in the Plan.

     X    (2)  The following  Employees are not eligible to  participate  in the
               Plan (select all those applicable):

               X (a) Employees included in a unit of Employees covered by a collective bargaining agreement between the Employer or a Participating Affiliate and the Employee representatives (not including any organization more than half of whose members are Employees who are owners, officers, or executives of the Employer or Participating Affiliate) in the negotiation of which retirement benefits were the subject of good faith bargaining, unless the bargaining agreement provides for participation in the Plan.

               X (b) non-resident aliens who received no earned income from the Employer or a Participating Affiliate which constitutes income from sources within the United States. (c) Employees of an Affiliate

               X (d) Employees employed in or by the following specified division, plant, location, job category or other identifiable individual or group of Employees: Temporary Employees, which is defined as an individual who, by agreement with the Employer, is Employed by the Employer on a temporary basis for six months or less and who is not offered regular, full4ime employment with the Employer at the end of such temporary period of employment; Contract Employees, which is defined as an individual who is employed by the Employer in accordance with an oral or written employment, consulting or other arrangement, the terms and conditions of which preclude the employee's participation in the Plan.

E.   "Entry Date" Entry Date shall mean (select as  applicable):

401(k)    Profit
and/or    Sharing
Thrift

                    1) If the initial Plan Year is less than twelve months, the day of ___ and ___thereafter:

                    (2) the first day of the Plan Year following the date the Employee meets the eligibility requirements. If the Employer elects this option (2) establishing only one Entry Date, the eligibility "age and service" requirements elected in Article 11 must be no more than age 20-1/2 and 6 months of service.

                    (3) the first day of the month following the date the Employee meets the eligibility requirements.

                    (4) the first day of the Plan Year and the first day of the seventh month of the Plan Year following the date the Employee meets the eligibility requirements.

     X         X    (5)  the  first day of the Plan  Year,  the first day of the fourth month of the Plan Year, the first day of the seventh month of the Plan Year, and the first day of the tenth month of the Plan Year following the date the Employee meets the eligibility requirements.

                    (6) other: provided that the Entry Date or Dates selected are no later than any of the options above.

F.   "Hours of Service"

Hours of Service for the purpose of determining a Participant's Period of Severance and Year of Service shall be determined on the basis of the method specified below:

(1) Eligibility Service: For purposes of determining whether a Participant has satisfied the eligibility requirements, the following method shall be used (select one):

401(k)    Profit
and/or    Sharing
Thrift

    X         X     (a)  elapsed time method
                    (b)  hourly records method

(2)  Vesting  Service:   A  Participant's   nonforfeitable   interest  shall  be
     determined on the basis of the method specified below (select one):

          (a)  elapsed time method

     X    (b)  hourly records method

          (c) If this item (c) is checked, the Plan only provides for contributions that are always 100% vested and this item (2) will not apply.

(3) Hourly Records: For the purpose of determining Hours of Service under the hourly record method (select one):

     X    (a)  only  actual  hours for which an  Employee is paid or entitled to payment shall be counted.

          (b) an Employee shall be credited with 45 Hours of Service if such Employee would be credited with at least 1 Hour of Service during the week.

G.   "Integration Level"

     X    (1)  This Plan is not integrated with Social Security.

          (2) This Plan is integrated with Social Security. The Integration Level shall be (select one):

                    (a)  the Taxable Wage Base.
                    (b)  $____ (a  dollar  amount  less  than the  Taxable  Wage
                         Base).
                    (c)  ____% of the Taxable Wage Base (not to exceed 100%).
                    (d)  the greater of $10,000 or 20% of the Taxable Wage Base.


H.   "Limitation Compensation"

For purposes of Code Section 415, Limitation Compensation shall be compensation as determined for purposes of (select one):

          (1) Code Section 415 Safe-Harbor as defined in Section 3.9.1 (H)(i) of basic plan document #03.

     X    (2)  the "Wages, Tips and Other Compensation" Box on Form W-2.

          (3)  Code Section 3401 (a) Federal Income Tax Withholding.

I.   "Limitation Year"

For purposes of Code Section 415, the Limitation Year shall be (select one):

          (1)  the Plan Year.

          (2) the twelve consecutive month period ending on the ___ day of the month of ___.

J.   "Net Profits" are (select one):

     X    (1)  not necessary for any contribution.

          (2)  necessary for (select all those applicable):

                    (a)  Profit-Sharing Contributions.
                    (b)  Matching 401 (k) Contributions
                    (c)  Matching Thrift Contributions.

K.   "Normal Retirement Age"

Normal Retirement Age shall be (select one):

     X    (1)  attainment of age 65 (not more than 65) by the Participant.

          (2) attainment of age_ (not more than 65) by the Participant or the anniversary (not more than the 5th) of the first day of the Plan Year in which the Eligible Employee became a Participant, whichever is later.

          (3) attainment of age _ (not more than 65) by the Participant or the anniversary (not more than the 5th) of the first day on which the Eligible Employee performed an Hour of Service, whichever is later.

L.   "Participant Directed Assets" are:

401(k) and/    Profit
 or Thrift     Sharing

     X            X        (1) permitted.

                           (2) not permitted.

M.   "Plan Year"

The Plan Year shall end on the 31st day of December.

N.   "Predecessor Service"

Predecessor service will be credited (select one):

          (1)  only as required by the Plan.


     X    (2)  to include,  in addition to the Plan  requirements and subject to the limitations set forth below, service with the following predecessor employer(s) determined as if such predecessors were the Employer: New Horizons Computer Learning Center of Nashville,
               Inc.; New Horizons Computer Learning Center of Memphis, Inc.; New
               Horizons Learning Center of Hartford, Inc.; Handex Corporation.

Service with such predecessor employer applies [select either or both (a) and/or
(b); (c) is only available in addition to (a) and/or (b)]:

               X     (a)  for purposes of eligibility to participate;
               X     (b)  for purposes of vesting;
                     (c)  except for the following service:

0.   "Valuation Date"

Valuation Date shall mean (select one for each column, as applicable):

401(k) and/    Profit
 or Thrift     Sharing

                         (1)  the last business day of each month.

                         (2) the last business day of each quarter within the Plan Year.

                         (3) the last business day of each semi-annual period within the Plan Year.

                         (4)  the last business day of the Plan Year

     X            X      (5)  other: daily basis.


                            ARTICLE II Participation

Participation Requirements
--------------------------

An  Eligible  Employee  must  meet  the  following   requirements  to  become  a
Participant (select one or more for each column, as applicable):

401(k) and/    Profit
 or Thrift     Sharing

                         (1)  Performance of one Hour of Service.

                         (2) Attainment of age _(maximum 20 1/2) and completion of _ (not more than 1/2) Years of Service. If this item is selected, no Hours of Service shall be counted.

     X            X      (3)  Attainment of age 21 (maximum 21) and  completion
                              of 1/2 Year(s) of Service. If more than one Year of Service is selected, the immediate 100% vesting schedule must be selected in Article VII of this Adoption Agreement.

401(k) and/    Profit
 or Thrift     Sharing

                         (4) Attainment of age ____ (maximum 21) and completion of ___Year(s) of Service. If more than one Year of Service is selected, the immediate 100% vesting schedule must be selected in Article VII of this Adoption Agreement.

                         (5) Each Employee who is an Eligible Employee on _____ will be deemed to have satisfied the participation requirements on the effective date without regard to such Eligible Employee's actual age and/or service.


            ARTICLE 111. 401(k) Contributions and Account Allocation

A.   Elective Deferrals

If selected below, a Participant's Elective Deferrals will be (select all applicable):

     X    (1)  a dollar amount or a percentage of Compensation,  as specified by the Participant on his or her 401 (k) Election form, which may not exceed 15% of his or her Compensation.

          (2) with respect to bonuses, such dollar amount or percentage as specified by the Participant on his or her 401 (k) Election form with respect to such bonus.

B.   Matching 401 (k) Contributions

If selected below, the Employer may make Matching 401 (k) Contributions for each Plan Year (select one):

     X    (1)  Discretionary Formula:

               Discretionary Matching 401 (k) Contribution equal to such a dollar amount or percentage of Elective Deferrals, as determined by the Employer, which shall be allocated (select one):

               (a) based on the ratio of each Participant's Elective Deferral for the Plan Year to the total Elective Deferrals of all Participants for the Plan Year. If inserted, Matching 401(k) Contributions shall be subject to a maximum amount of $ ___for each Participant or ___% of each Participant's Compensation.

          X    (b)  in an amount not to exceed 100% of each Participant's  first
                    6% of Compensation contributed as Elective Deferrals for the
                    Plan Year. If any Matching 401 (k) Contribution  remains, it is  allocated to each such  Participant  in an amount not to
                    exceed   ___%  of  the  next  ___%  of  each   Participant's
                    Compensation  contributed as Elective Deferrals for the Plan
                    Year.

          Any remaining Matching 401 (k) Contribution shall be allocated to each such Participant in the ratio that such Participant's Elective Deferral for the Plan Year bears to the total Elective Deferrals of all such Participants for the Plan Year. If inserted, Matching 401(k) Contributions shall be subject to a maximum amount of $ ___ for each Participant or ___% of each Participant's Compensation.


          (2)  Non-discretionary Formula:

               A non-discretionary Matching 401 (k) Contribution for each Plan Year equal to (select one):

               (a) __% of each Participant's Compensation contributed as Elective Deferrals. If inserted, Matching 401(k) Contributions shall be subject to a maximum amount of $ ___ for each Participant or ___ % of each Participant's Compensation.

               (b) ___% of the first___% of the Participant's Compensation contributed as Elective Deferrals and ___% of the next ___% of the Participant's Compensation contributed as Elective Deferrals. If inserted, Matching 401(k) Contributions shall be subject to a maximum amount of $ ___for each Participant or ___% of each Participant's Compensation.

C.   Participants Eligible for Matching 401 (k) Contribution Allocation

The following Participants shall be eligible for an allocation to their Matching 401 (k) Contributions Account (select all those applicable):

     X    (1)  Any Participant who makes Elective Deferrals.

          (2) Any Participant who satisfies those requirements elected by the Employer for an allocation to his or her Employer Contributions Account as provided in Article IV Section C.

          (3) Solely with respect to a Plan in which Matching 401 (k) Contributions are made quarterly (or on any other regular interval that is more frequent than annually) any Participant whose 401 (k) Election is in effect throughout such entire quarter (or other interval). ___ (quarterly, monthly or semi-annual)

D.   Qualified Matching Contributions

If selected below, the Employer may make Qualified Matching Contributions for each Plan Year (select all those applicable):

     (1)  In  its   discretion,   the  Employer  may  make  Qualified   Matching
          Contributions, on behalf of (select one):

          X    (a)  all  Participants  who make Elective  Deferrals in that Plan
                    Year.

               (b) only those Participants who are Non-highly Compensated Employees and who make Elective Deferrals for that Plan Year.

     (2) Qualified Matching Contributions will be contributed and allocated to each Participant in an amount equal to (select one):

               (a) ___% of the Participant's Compensation contributed as Elective Deferrals. If inserted, Qualified Matching Contributions shall not exceed % of the Participant's Compensation.

          X    (b)  Such an amount,  determined by the Employer, which is needed to meet the ACP Test.

     (3) In its discretion, the Employer may elect to designate all or any part of Matching 401 (k) Contributions as Qualified Matching Contributions that are taken into account as Elective Deferrals -- included in the ADP Test and excluded from the ACP Test -on behalf of (select one):

               (a) all Participants who make Elective Deferrals for that Plan Year.

          X    (b)  Only Participants who are Non-highly  Compensated  Employees who make Elective Deferrals for that Plan Year.

E.   Qualified Nonelective Contributions

If selected below, the Employer may make Qualified Nonelective Contributions for each Plan Year (select all those applicable):

     (1) In its discretion, the Employer may make Qualified Nonelective Contributions on behalf of (select one):

               (a)  all Eligible Participants.

          X    (b)  only Eligible Participants  who are  Non-highly  Compensated
                    Employees.

     (2) Qualified Nonelective Contributions will be contributed and allocated to each Eligible Participant in an amount equal to (select one):

               (a) ___% (no more than 15%) of the Compensation of each Eligible Participant eligible to share in the allocation.

          X    (b)  Such an amount  determined by the Employer,  which is needed to meet either the ADP Test or ACP Test.

     (3) At the discretion of the Employer, as needed and taken into account as Elective Deferrals included in the ADP Test on behalf of (select one):

               (a)  all Eligible Participants.

               (b)  only  those   Eligible  Participants   who  are   Non-highly
                    Compensated Employees.

F.   Elective Deferrals used in ACP Test (select one):

     (1) At the discretion of the Employer, Elective Deferrals may be used to satisfy the ACP Test.

     (2)  Elective Deferrals may not be used to satisfy the ACP Test.

G.   Making and Modifying a 401 (k) Election

An Eligible Employee shall be entitled to increase, decrease or resume his or her Elective Deferral percentage with the following frequency during the Plan Year (select one):

          (1)  annually.

          (2)  semi-annually.

          (3)  quarterly

     X    (4)  monthly

          (5)  other (specify): _____.

     Any such increase, decrease or resumption shall be effective as of the first payroll period coincident with or next following the first day of each period set forth above. A Participant may completely discontinue making Elective Deferrals at any time effective for the payroll period after written notice is provided to the Administrator.

         ARTICLE IV. Profit-Sharing Contributions and Account Allocation

A.   Profit-Sharing Contributions

If selected below, the following contributions for each Plan Year will be made:

     Contributions to Employer Contributions Accounts (select one):

     X    (a)  Such an amount,  if any, as determined by the Employer.

          (b)  ___% of each Participant's Compensation.

B. Allocation of Contributions to Employer Contributions Accounts (select one):

     X    (1)  Non-Integrated Allocation

               The Employer Contributions Account of each Participant eligible to share in the allocation for a Plan Year shall be credited with a portion of the contribution, plus any forfeitures if forfeitures are reallocated to Participants, equal to the ratio that the Participant's Compensation for the Plan Year bears to the Compensation for that Plan Year of all Participants entitled to share in the contribution.

          (2)  Integrated Allocation

               Contributions to Employer Contributions Accounts with respect to a Plan Year, plus any forfeitures if forfeitures are reallocated to Participants, shall be allocated to the Employer Contributions Account of each eligible Participant as follows:

               (a) First, in the ratio that each such eligible Participant's Compensation for the Plan Year bears to the Compensation for that Plan Year of all eligible Participants but not in excess of 3% of each Participant's Compensation.

               (b) Second, any remaining contributions and forfeitures will be allocated in the ratio that each eligible Participant's Compensation for the Plan Year in excess of the Integration Level bears to all such Participants' excess Compensation for the Plan Year but not in excess of 3%.

               (c) Third, any remaining contributions and forfeitures will be allocated in the ratio that the sum of each Participant's Compensation and Compensation in excess of the Integration Level bears to the sum of all Participants' Compensation and Compensation in excess of the Integration Level, but not in excess of the Maximum Profit-Sharing Disparity Rate (defined below).

               (d) Fourth, any remaining contributions or forfeitures will be allocated in the ratio that each Participant's Compensation for that year bears to all Participants' Compensation for that year.

               The Maximum Profit-Sharing Disparity Rate is equal to the lesser of:

               (a)  2.7% or

               (b) The applicable percentage determined in accordance with the following table:

          If the Integration Level is
          (as a % of the Taxable Wage
                Base ("TWB")                    The applicable percentage is:
          ---------------------------           ----------------------------

          20% (or $10,000 if greater)
          or less of the TWB                                2.7%

          More than 20% (but not less
          than $10,001 but not more than
          80% of the TWB                                    1.3%

          More than 80% but not less than
          100% of the TWB                                   2.4%

          100% of the TW13                                  2.7%

C.   Participants Eligible for Employer Contribution Allocation

The following Participants shall be eligible for an allocation to their Employer Contributions Account (select all those applicable): (1) Any Participant who was employed during the Plan Year.

          (2) in the case of a Plan using the hourly record method for determining Vesting Service, any Participant who was credited with a Year of Service during the Plan Year.

          (3)  Any  Participant  who was  employed  on the  last day of the Plan
               Year.

          (4) Any Participant who was on a leave of absence on the last day of the Plan Year.

     X    (5)  Any  Participant who during the Plan Year died or became Disabled while an Employee or terminated employment after attaining Normal
               Retirement Age.

          (6) Any Participant who was credited with at least 501 Hours of Service whether or not employed on the last day of the Plan Year.

     X    (7)  Any  Participant  who was  credited  with at least 1,000 Hours of
               Service and was employed on the last day of the Plan Year.



                         ARTICLE V. Thrift Contributions

A.   Employee Thrift Contributions

If selected below, Employee Thrift Contributions, which are required for Matching Thrift Contributions, may be made by a Participant in an amount equal to (select one):

          (1) A dollar amount or a percentage of the Participant's Compensation which may not be less than ___% nor may not exceed___% of his or her Compensation.

          (2) An amount not less than ___% of and not more than ___% of each Participant's Compensation.

B.   Making and Modifying an Employee Thrift Contribution Election

A Participant shall be entitled to increase, decrease or resume his or her Employee Thrift Contribution percentage with the following frequency during the Plan Year (select one):

          (1)  annually

          (2)  semi-annually

          (3)  quarterly

          (4)  monthly

          (5)  other(specify): _____.

Any such increase, decrease or resumption shall be effective as of the first payroll period coincident with or next following the first day of each period set forth above. A Participant may completely discontinue making Employee Thrift Contributions at any time effective for the payroll period after written notice is provided to the Administrator.

C.   Thrift Matching Contributions

If selected below, the Employer will make Matching Thrift Contributions for each Plan Year (select one):

     (1)  Discretionary Formula:

     A discretionary Matching Thrift Contribution equal to such a dollar amount or percentage as determined by the Employer, which shall be allocated (select one):

          (a)  based  on  the  ratio  of  each  Participant's   Employee  Thrift
               Contribution for the Plan Year to the total Employee Thrift Contributions of all Participants for the Plan Year. If inserted, Matching Thrift Contributions shall be subject to a maximum amount of $ ___for each Participant or ___% of each Participant's Compensation.

          (b) in an amount not to exceed ___% of each Participant's first ___% of Compensation contributed as Employee Thrift Contributions for the Plan Year. If any Matching Thrift Contribution remains, it is allocated to each such Participant in an amount not to exceed ___% of the next ___% of each Participant's Compensation contributed as Employee Thrift Contributions for the Plan Year.

     Any remaining Matching Thrift Contribution shall be allocated to each such Participant in the ratio that such Participant's Employee Thrift Contributions for the Plan Year bears to the total Employee Thrift Contributions of all such Participants for the Plan Year. If inserted, Matching Thrift Contributions shall be subject to a maximum amount of $ for each Participant or ___% of each Participant's Compensation.

     (2)  Nondiscretionary Formula:

     A nondiscretionary Matching Thrift Contribution for each Plan Year equal to (select one):

          (a) _% of each Participant's Compensation contributed as Employee Thrift Contributions. If inserted, Matching Thrift Contributions shall be subject to a maximum amount of $ ___for each Participant or ___% of each Participant's Compensation.

          (b) _% of the first ___% of the Participant's Compensation contributed as Employee Thrift Contributions and ___% of the next ___% of the Participant's Compensation contributed as Employee Thrift Contributions. If inserted, Matching Thrift Contributions shall be subject to a maximum amount of $ ___for each Participant or % of each Participant's Compensation.

D.   Qualified Matching Contributions

If selected below, the Employer may make Qualified Matching Contributions for each Plan Year (select all those applicable):

     (1)  In  its   discretion,   the  Employer  may  make  Qualified   Matching
          Contributions on behalf of (select one):

               (a)  all Participants who make Employee Thrift Contributions.

               (b) only those Participants who are Non-highly Compensated Employees and who make Employee Thrift Contributions.

     (2) Qualified Matching Contributions will be contributed and allocated to each Participant in an amount equal to:

          (a) __% of the Participant's Employee Thrift Contributions. If inserted, Qualified Matching Contributions shall not exceed ___% of the Participant's Compensation.

          (b) such an amount, determined by the Employer, which is needed to meet the ACP Test.


                      ARTICLE VI. Participant Contributions

Participant Voluntary Nondeductible Contributions
-------------------------------------------------

Participant Voluntary Nondeductible Contributions are (select one):

     X    (a)  permitted

          (b)  not permitted.

                              ARTICLE VIII. Vesting

A.   Employer Contribution Accounts

(1) A Participant shall have a vested percentage in his or her Profit-Sharing Contributions, Matching 401 (k) Contributions and/or Matching Thrift Contributions, if applicable, in accordance with the following schedule (Select one):

Matching 401(k)
and/or Matching
    Thrift        Profit-Sharing
Contributions     Contributions

                                   (a)  100% vesting immediately upon
                                        participation.

                                   (b) 100% after ___(not more than 5) years of Vesting Service.

      X                   X        (c)  Graded vesting schedule:

     20%                 20%            after 1 year of Vesting Service;

     40%                 40%            after 2 years of Vesting Service;

     60%                 60%            (not less than 20%) after 3 years of
                                        Vesting Service;

     80%                 80%            (not less than 40%) after 4 years of
                                        Vesting Service;

    100%                100%            (not less than 60%) after 5 years of
                                        Vesting Service;

    100%                100%            (not less than 80%) after 6 years of
                                        Vesting Service;


                     100% after 7 years of Vesting Service.

(2)  Top Heavy Plan

Matching 401(k)
and/or Matching
    Thrift        Profit-Sharing
Contributions     Contributions


Vesting Schedule (Select one):
                                   (a) 100% vesting immediately upon
                                       participation.

                                   (b) 100% after (not more than 3) years of
                                       Vesting Service.

    X                 X            (c) Graded vesting schedule:

   20%               20%               after 1 year of Vesting Service;

   40%               40%              (not less than 20%) after 2 years of
                                      Vesting Service

   60%               60%              (not less than 40%) after 3 years of
                                      Vesting Service

   80%               80%              (not less than 60%) after 4 years of
                                      Vesting Service

  100%              100%              (not less than 80%) after 5 years of
                                      Vesting Service

                     100% after 6 years of Vesting Service.

     Top Heavy Ratio:

     (a) If the adopting Employer maintains or has ever maintained a qualified defined benefit plan, for purposes of establishing present value to compute the top-heavy ratio, any benefit shall be discounted only for mortality and interest based on the following:

               Interest Rate: 8 %
               Mortality Table: UP'84

     (b) For purposes of computing the top-heavy ratio, the valuation date shall be the last business day of each Plan Year.

B.   Allocation of Forfeitures

Forfeitures shall be (select one from each applicable column):

Matching 401(k)
and/or Matching
    Thrift        Profit-Sharing
Contributions     Contributions


      X                X          (1) used to reduce Employer contributions for
                                      succeeding Plan Year.

                                  (2) allocated in the succeeding Plan Year in
                                      the ratio which the Compensation of each Participant for the Plan Year bears to the total Compensation of all Participants entitled to share in the Contributions. If the Plan is integrated with Social Security,forfeitures shall be allocated in accordance with the formula elected by the Employer.

C.   Vesting Service

For purposes of determining  Years of Service for Vesting Service [select (1) or
(2) and/or (3)]:

     X    (1)  All Years of Service shall be included.

          (2) Years of Service before the Participant attained age 18 shall be excluded.

          (3) Service with the Employer prior to the effective date of the Plan shall be excluded.


                ARTICLE VIII. Deferral of Benefit Distributions,
                        In-Service Withdrawals and Loans

A.   Deferral of Benefit Distributions

401(k) and/     Profit
 or Thrift      Sharing

                         If this item is checked, a Participant's vested benefit in his or her Employer Accounts shall be payable as soon as practicable after the earlier of: (1) the date the Participant terminates Employment due to Disability or (2) the end of the Plan Year in which a terminated Participant attains Early Retirement Age, if applicable or Normal Retirement Age.

B.   In-Service Distributions

     X    (1)  In-service   distributions   may  be   made   from   any  of  the
               Participant's vested Accounts, at any time upon or after the occurrence of the following events (select all applicable):

               X    (a)  a Participant's attainment of age 59-1/2.

               X    (b)  due to hardships as defined in Section 5.9 of the Plan.

          (2)  In-service distributions are not permitted.

C.   Loans are:

401 (k) and/    Profit
 or Thrift      Sharing

      X            X      (1)  permitted.
                          (2)  not permitted.


                             ARTICLE IX. Group Trust

If this item is checked, the Employer elects to establish a Group Trust consisting of such Plan assets as shall from time to time be transferred to the Trustee pursuant to Article X of the Plan. The Trust Fund shall be a Group Trust consisting of assets of this Plan plus assets of the following plans of the Employer or of an Affiliate: _____.


                            ARTICLE X. Miscellaneous

A.   Identification of Sponsor

The address and telephone number of the Sponsors authorized representative is 800 Scudders Mill Road, Plainsboro, New Jersey 08536; (609) 282-2272. This authorized representative can answer inquiries regarding the adoption of the Plan, the intended meaning of any Plan provisions, and the effect of the opinion letter.

The Sponsor will inform the adopting Employer of any amendments made to the Plan or the discontinuance or abandonment of the Plan.

B.   Plan Registration

     1.   Initial Registration

          This Plan must be registered with the Sponsor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, in order to be considered a Prototype Plan by the Sponsor. Registration is required so that the Sponsor is able to provide the Administrator with documents, forms and announcements relating to the administration of the Plan and with Plan amendments and other documents, all of which relate to administering the Plan in accordance with applicable law and maintaining compliance of the Plan with the law.

          The Employer must complete and sign the Adoption Agreement. Upon receipt of the Adoption Agreement, the Plan will be registered as a Prototype Plan of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Adoption Agreement will be countersigned by an authorized representative and a copy of the countersigned Adoption Agreement will be returned to the Employer.

     2.   Registration Renewal

          Annual registration renewal is required in order for the Employer to continue to receive any and all necessary updating documents. There is an annual registration renewal fee in the amount set forth with the initial registration material. The adopting Employer authorizes Merrill Lynch, Pierce, Fenner & Smith Incorporated, to debit the account established for the Plan for payment of agreed upon annual fee; provided, however, if the assets of an account are invested solely in Participant-Directed Assets, a notice for this annual fee will be sent to the Employer annually. The Sponsor reserves the right to change this fee from time to time and will provide written notice in advance of any change.

C.   Prototype Replacement Plan

This Adoption Agreement is a replacement prototype plan for the (1) Merrill Lynch Special Prototype Defined Contribution Plan and Trust - 401 (k) Plan #03-004 and (2) Merrill Lynch Asset Management, Inc., Special Prototype Defined Contribution Plan and Trust - 401 (k) Plan Adoption Agreement #03-004.

D.   Reliance

The adopting Employer may not rely on the opinion letter issued by the National Office of the Internal Revenue Service as evidence that this Plan is qualified under Code Section 401. In order to obtain reliance, the Employer must apply to the appropriate Key District Director of the Internal Revenue Service for a determination letter with respect to the Plan.

                              EMPLOYER'S SIGNATURE


  Name of Employer:  New Horizons Worldwide, Inc.
                     ----------------------------------------------------
                By:
                     ----------------------------------------------------
                                 Authorized Signature

         Print Name  Robert S. McMillan
                     ----------------------------------------------------

              Title  Vice President, Treasurer, CFO
                     ----------------------------------------------------

             Dated:  December 30, 1998
                     ----------------------------------------------------




TO BE COMPLETED BY MERRILL LYNCH:

Sponsor Acceptance:

Subject to the terms and conditions of the Prototype Plan and this Adoption Agreement, this Adoption Agreement is accepted by Merrill Lynch, Pierce, Fenner & Smith Incorporated as the Prototype Sponsor.

Authorized Signature:________________________________________

                              TRUSTEE(S) SIGNATURE

This Trustee Acceptance is to be completed only if the Employer appoints one or more Trustees and does not appoint a Merrill Lynch Trust Company as Trustee.

The undersigned hereby accept all of the terms, conditions, and obligations of appointment as Trustee under the Plan. If the Employer has elected a Group Trust in this Adoption Agreement, the undersigned Trustee(s) shall be the Trustee(s) of the Group Trust.


                                   AS TRUSTEE:




  ------------------------------- ----------------------------------------------
  (Signature)                     (print or Type name)

  ------------------------------- ----------------------------------------------
  (Signature)                     (print or Type name)

  ------------------------------- ----------------------------------------------
  (Signature)                     (print or Type name)

  ------------------------------- ----------------------------------------------
  (Signature)                     (print or Type name)

  ------------------------------- ----------------------------------------------
  (Signature)                     (print or Type name)





  Dated:                                           , 19__

                  THE MERRILL LYNCH TRUST COMPANIES AS TRUSTEE

This Trustee Acceptance and designation of Investment Committee are to be completed only when a Merrill Lynch Trust Company is appointed as Trustee.

To be completed by the Employer:

                       Designation Of Investment Committee

The Investment Committee for the Plan is (print or type names):

        Name:      Robert S. McMillan

        Name:      Thomas J. Bresnan

        Name:

        Name:

        Name:

        Name:

To be completed by Merrill Lynch Trust Company:

                             Acceptance By Trustee:

The undersigned hereby accept all of the terms, conditions, and obligations of appointment as Trustee under the Plan. If the Employer has elected a Group Trust in this Adoption Agreement, the undersigned Trustee(s) shall be the Trustee(s) of the Group Trust.


        SEAL

                                         MERRILL LYNCH TRUST COMPANY[_______]

                                                     By:

        Dated:  _1/13____1999

            THE MERRILL LYNCH TRUST COMPANIES AS ONE OF THE TRUSTEES

This Trustee Acceptance is to be completed only if, in addition to a Merrill Lynch Trust Companies as Trustee, the Employer appoints an additional Trustee of a second trust fund.

The undersigned hereby accept all of the terms, conditions, and obligations of appointment as Trustee under the Plan. If the Employer has elected a Group Trust in this Adoption Agreement, the undersigned Trustee(s) shall be the Trustee(s) of the Group Trust.

                                                           as TRUSTEE

            (Signature)                                   (print or type name)

       Dated: _______,19__I

       SEAL                             MERRILL LYNCH TRUST COMPANY  [_________]



       Dated: _____, 19__

                                                     By:

       DESIGNATION OF INVESTMENT COMMITTEE

       The Investment Committee for the Plan is (print or type names):


Name:
       ----------------------------------------------------------------

Name:
       ----------------------------------------------------------------

Name:
       ----------------------------------------------------------------

Name:
       ----------------------------------------------------------------

Exhibit 21.1


                          New Horizons Worldwide, Inc.

                                  Subsidiaries:

                       New Horizons Education Corporation

                  New Horizons Computer Learning Centers, Inc.

              New Horizons Computer Learning Centers APAC, L.L.C.

              New Horizons Computer Learning Centers EMEA, L.L.C.

             New Horizons Computer Learning Center of Chicago, Inc.

      New Horizons Computer Learning Center of Metropolitan New York, Inc.

            New Horizons Computer Learning Center of Santa Ana, Inc.

        New Horizons Computer Learning Center of Cleveland, Ltd., L.L.C.

             New Horizons Computer Learning Center of Memphis, Inc.

            New Horizons Computer Learning Center of Nashville, Inc.

             New Horizons Computer Learning Center of Hartford, Inc.

           New Horizons Computer Learning Center of Albuquerque, Inc.

                               Nova Vista, L.L.C.

Exhibit 27.0