Form 10-Q
period 1999-03-31
NEW HORIZONS WORLDWIDE INC
filed 1999-05-13
CIK 850414

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1999
                               -------------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from     Not Applicable       to
                               -----------------------      --------------------

Commission File Number                                0-17840
                       ---------------------------------------------------------

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                                             22-2941704
---------------------------------                            -------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                 500 Campus Drive, Morganville, New Jersey 07751
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (732) 536-8501
              (Registrant's telephone number, including area code)
          _____________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
    ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares of common stock outstanding at March 31, 1999:  7,540,028

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                      March 31, 1999 and December 31, 1998
                             (Dollars in thousands)



                                                         March 31,  December 31,
                                                           1999          1998
                                                        ----------  ------------
Assets                                                 (unaudited)

Current assets:
     Cash and cash equivalents .....................     $  11,216     $   6,873
     Investments ...................................         8,439        15,821
     Accounts receivable, net ......................        16,869        16,538
     Inventories ...................................         1,017           784
     Prepaid expenses ..............................         1,387         1,039
     Deferred income tax assets ....................         2,202         2,202
     Other current assets ..........................           797           773
                                                         ---------     ---------

         Total current assets ......................        41,927        44,030

Property, plant and equipment, net .................        14,769        13,818

Excess of cost over net assets of
 acquired companies, net of accumulated
 amortization ......................................        28,747        25,225

Cash surrender value of life
 insurance .........................................           863           863

Other assets .......................................         2,804         2,810
                                                         ---------     ---------

Total Assets .......................................     $  89,110     $  86,746
                                                         =========     =========



      See accompanying notes to condensed consolidated financial statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                      March 31, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                         March 31,  December 31,
                                                           1999          1998
                                                        ----------  ------------
                                                       (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable and current portion of long-term
         obligations ...................................   $    867    $  3,910
     Accounts payable ..................................      3,795       2,391
     Income taxes payable ..............................        947         354
     Other current liabilities .........................     17,296      16,424
                                                           --------    --------

         Total current liabilities .....................     22,905      23,079

Long-term obligations, excluding current portion .......        181         267

Deferred income tax liabilities ........................        981         981

Deferred rent ..........................................        650         658

Other long term liabilities ............................        197         192
                                                           --------    --------
         Total liabilities .............................     24,914      25,177
                                                           --------    --------

Stockholders' equity:
     Preferred stock, without par value,
         2,000,000 shares authorized, no
         shares issued .................................       --          --
     Common stock, $.01 par value,
         15,000,000 shares authorized;
         issued and outstanding
         7,725,028 shares in 1999
         and 7,683,825 shares in 1998 ..................         77          77

     Additional paid-in capital ........................     34,201      33,220

     Retained earnings .................................     31,136      29,517

     Treasury stock at cost - 185,000
         shares in 1999 and 1998 .......................     (1,298)     (1,298)

     Accumulated other comprehensive income ............         80          53
                                                           --------    --------

Total stockholders' equity .............................     64,196      61,569
                                                           --------    --------

           Total Liabilities and Stockholders' Equity ..   $ 89,110    $ 86,746
                                                           ========    ========

      See accompanying notes to condensed consolidated financial statements

                  Condensed Consolidated Statements of Earnings

                  New Horizons Worldwide, Inc. and Subsidiaries

              Three Months ended March 31, 1999 and March 31, 1998
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

                                               Three Months        Three Months
                                                   Ended               Ended
                                              March 31, 1999      March 31, 1998
                                              --------------      --------------
Revenues
   Franchising
        Franchise fees ........................     $   388              $   173
        Royalties .............................       4,732                3,593
        Other .................................         580                  404
                                                    -------              -------
        Total franchising revenues ............       5,700                4,170
   Company-owned training centers .............      16,402               10,515
                                                    -------              -------
        Total revenues ........................      22,102               14,685

Cost of revenues ..............................       9,751                6,951

Selling, general and administrative expenses ..       9,941                6,661
                                                    -------              -------

Operating income ..............................       2,410                1,073

Investment income, net ........................         197                  234
                                                    -------              -------

Income before income taxes ....................       2,607                1,307

Provision for income taxes ....................         988                  496
                                                    -------              -------

Net income ....................................     $ 1,619              $   811
                                                    =======              =======

Basic Earnings Per Share ......................     $  0.22              $  0.11
                                                    =======              =======
Diluted Earnings Per Share ....................     $  0.20              $  0.11
                                                    =======              =======

      See accompanying notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
              Three Months ended March 31, 1999 and March 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                     Three Months   Three Months
                                                         Ended         Ended
                                                       March 31,      March 31,
                                                         1999           1998
                                                     ------------   ------------
Cash flows from operating activities

Net income ..........................................   $  1,619    $    811
 Adjustments to reconcile net income to net cash
   provided by operating activities (net of
   acquisitions):
     Depreciation and amortization ..................      1,183         933
     Deferred compensation ..........................        158        --
     Cash provided (used) from the change in:
       Accounts receivable ..........................        (66)        715
       Inventories ..................................       (204)         46
       Prepaid expenses and other current assets ....       (358)        166
       Other assets .................................          6        (320)
       Accounts payable .............................      1,332         (69)
       Other current liabilities ....................        313       1,835
       Income taxes payable/refundable ..............        601        (930)
       Deferred rent ................................         (8)         81
                                                        --------    --------
         Net cash provided  by operating activities .      4,576       3,268
                                                        --------    --------

Cash flows from investing activities

   Purchase of marketable securities ................       (169)    (20,786)
   Redemption of marketable securities ..............      7,578      19,201
   Additions to property, plant and equipment .......     (1,702)       (647)
   Cash paid for acquired companies, net of cash
      received ......................................     (2,762)       --
                                                        --------    --------
     Net cash provided (used) by investing activities      2,945      (2,232)
                                                        --------    --------

Cash flows from financing activities

   Proceeds from issuance of common stock ...........         25         302
   Proceeds from debt obligations ...................     (2,859)         46
   Principal payments on debt obligations ...........       (344)     (1,278)
                                                        --------    --------
     Net cash used by financing activities ..........     (3,178)       (930)
                                                        --------    --------

Net increase in cash and cash equivalents ...........      4,343         106

Cash and cash equivalents at beginning of period ....      6,873       3,129
                                                        --------    --------
Cash and cash equivalents at end of period ..........   $ 11,216    $  3,235
                                                        ========    ========

Supplemental disclosure of cash flow information

   Cash was paid for:
     Interest .......................................   $     22    $     71
                                                        ========    ========
     Income taxes ...................................   $    280    $  1,296
                                                        ========    ========

      See accompanying notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
                        Three Months ended March 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)



Supplemental Disclosure of Noncash Transactions -

On March 1, 1999, the Company acquired the Albuquerque, New Mexico franchise in a transaction summarized as follows (Note 3):

          Fair value of assets acquired ..   $ 4,261

          Short term payable incurred ....      (138)

          Value of stock issued ..........      (791)

           Cash paid, net of cash acquired    (2,762)
                                              ------

          Liabilities assumed ............   $   570
                                             =======

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

          For the Three Months Ended March 31, 1999 and March 31, 1998
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and March 31, 1998. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998.

Note 2 The investments consist of tax-exempt bonds and municipal funds. The Company's investments are presented at their aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax, until realized.

Note 3 On March 1, 1999, the Company, purchased the assets of its franchise in Albuquerque, New Mexico, and will operate the center as a company-owned location. The consideration paid included $2,762 in cash, net of cash acquired, and 38,953 shares of the Company's common stock. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved.

          If the results from the acquired location had been included in the results of operations for the first three months of 1999 and 1998, the Company's revenue, net income, and earnings per share would have approximated the following:

                                              Three Months         Three Months
                                                 Ended                Ended
                                             March 31, 1999       March 31, 1998
                                            ---------------       --------------

          Revenue .....................       $     22,803         $     15,253

          Net Income ..................       $      1,650         $        659

          Basic Earnings Per Share ....       $       0.22         $       0.09

          Diluted Earnings Per Share ..       $       0.21         $       0.09

Note 4 On April 1, 1999, the Company purchased the assets of its franchise in Charlotte, North Carolina. The consideration paid included $3,200, net of cash acquired, and 40,088 shares of the Company's common stock. Based upon the closing price of the New Horizons stock as of April 1, 1999 ($19.94 per share) the acquisition is valued at approximately $4.0 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved.

          On April 1, 1999, the Company purchased the assets of its franchises in Sacramento and Stockton, California. The consideration paid was $3,115, net of cash acquired. The selling shareholder will receive additional cash consideration if certain performance targets are achieved.

          On May 6, 1999, the Company purchased the assets of its franchise in San Antonio, Texas. Per the terms of the Asset Purchase Agreement the effective date of the transaction was May 1, 1999. The consideration paid included $4.0 million in cash and 50,595 shares of the Company's common stock. Based upon the closing price of the New Horizons stock as of May 6, 1999 ($20.50 per share) the acquisition is valued at approximately $5.0 million. The selling shareholder will receive additional consideration, in cash and stock, if certain performance targets are achieved.

Note 5 On May 4, 1999, a five-for-four split of the Company's common stock was approved. The stock split will be effected in the form of a stock dividend and will be payable to stockholders of record on May 18, 1999. Shares resulting from the split will be issued on or about June 8, 1999.

Note 6 Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The Company's comprehensive income for the three months ended March 31, 1999 and 1998 is presented below:

                                             Three Months          Three Months
                                                Ended                 Ended
                                            March 31, 1999        March 31, 1998
                                           ---------------        --------------

          Net income ....................         $1,619               $  811

          Other comprehensive income, net
          of tax:
               Unrealized holding gains/
               (losses) on available for
               sale securities arising
               during the year ...........            80                  (61)
                                                  ------               ------

          Comprehensive income ...........        $1,699               $  750
                                                  ======               ======


Note 7 In June 1997 the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by the Company for the fiscal year ended December 31, 1998.

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


                                                              Company-owned                            Executive
                                                                 Centers           Franchising           Office         Consolidated
                                                              -------------        -----------         ---------        ------------

For the three months ended March 31, 1999

Revenues from external customers....................             $16,402             $ 5,700             $  --               $22,102
Depreciation and amortization expenses..............                 995                 188                --                 1,183
Income tax expense .................................                 475                 513                --                   988
Net income .........................................                 776                 843                --                 1,619

Total assets .......................................              50,982              19,390              18,738              89,110
Capital expenditures ...............................                 980                 722                --                 1,702

For the three months ended March 31, 1998

Revenues from external customers....................             $10,515             $ 4,170             $  --               $14,685
Depreciation and amortization expenses..............                 821                 112                --                   933
Income tax expense .................................                  82                 414                --                   496
Net income .........................................                 258                 553                --                   811

Total assets .......................................              27,894              11,841              27,634              67,369
Capital expenditures ...............................                 382                 263                   2                 647

Note 8 As of December 31,1997 the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). SFAS No.128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

          The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

          The weighted average number of shares outstanding in determining Basic EPS for the three months ended March 31, 1999 and 1998 was 7,512,592 and 7,153,252. The weighted average number of shares outstanding used in determining Diluted EPS for the three months ended March 31, 1999 and 1998 was 7,936,834 and 7,372,582.

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

Revenues from company-owned training centers operated by New Horizons consist primarily of training fees and fees derived from the sale of courseware. Cost of revenues consists primarily of instructor costs, courseware costs, rent, utilities, classroom equipment, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are costs associated with technical support personnel, facilities support personnel, scheduling personnel, training personnel, accounting and finance personnel, and sales executives.

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, and revenue earned from the Major Accounts Program. Cost of revenues consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, courseware development, accounting and finance support, Major Accounts Program support, advertising expenses, and franchise sales expenses.

Revenues
--------
Revenues increased $7,417 or 50.5% to $22,102 for the first quarter of 1999 compared to $14,685 for the first quarter of 1998. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Memphis, Nashville, Hartford, and Albuquerque franchises since the first quarter of 1998, revenue increases at franchises that were open more for than twelve months, and additional franchises added to the system. System-wide revenues for the first quarter were $102,452, up 30.1% from $78,764 for the same period in 1998. Revenues from locations open more than 12 months, both franchised and company-owned, grew 21.3% in the first quarter of 1999 compared to the same period in 1998.

Cost of Revenues
----------------
Cost of revenues increased $2,800 or 40.3% for the first quarter of 1999 compared to the same period in 1998. As a percentage of revenues, cost of revenues decreased to 44.1% in the first quarter of 1999 from 47.3% in the first quarter of 1998. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter as discussed above, increased franchise support, and higher training, facilities, and depreciation expenses due to the acquisition of the Memphis, Nashville, Hartford, and Albuquerque franchises. The decrease in cost of revenues as a percentage of revenues was primarily due to improved absorption of fixed costs and increased revenues.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $3,280 or 49.2% for the first quarter of 1999 as compared to the first quarter of 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 45.0% for the first quarter of 1999 from 45.4% for the same period in 1998. The increase in selling, general and administrative expenses in absolute dollars was due to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program, franchise support of international operations, and support of the company-owned centers, and additional expenses resulting from the acquisition of the four franchises. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the increase in revenue and control over the addition of non-revenue producing employees.

Operating Income
----------------
Operating income increased to $2,410 or 125% for the first quarter of 1999 compared to $1,073 for the first quarter of 1998. The increase in operating income for the three months ended March 31, 1999 resulted mainly from the increase in revenues and the reduction in expenses as a percentage of revenues.

Investment Income, Net
-----------------------
Investment income decreased $93 or 28.4% for the first quarter of 1999 compared with the same period of 1998. As a percentage of revenues, investment income decreased to 1.1% for the first quarter of 1999 when compared to 2.2% in the first quarter of 1998. The decrease in investment income in absolute dollars was due mainly to the use of funds to purchase the Memphis, Nashville, Hartford, and Albuquerque franchises and 8.3 acres of undeveloped land in Santa Ana, California.

Interest expense decreased $56 or 59.6% for the first quarter of 1999 when compared to the first quarter of 1998. The lower interest expense was due mainly to lower outstanding borrowings in the first three months of 1999 compared to the corresponding period in 1998.

Income Taxes
------------
The Company's effective tax rate was 37.9% for the first quarter of 1999 and for the first three months of 1998.


Liquidity and Capital Resources
-------------------------------
As of March 31, 1999, the Company's working capital was $19,022 and its cash, cash equivalents and short-term investments totaled $19,655. Working capital as of March 31, 1999 reflected a decrease of $1,929 or 9.2% from $20,951 as of December 31, 1998.

The Company currently maintains a $3,750 credit facility with a commercial bank, expiring in June 1999. As of March 31, 1999 there was no amount outstanding under this facility. This facility bears interest at a variable interest rate equal to 1.0% under the bank's prime rate. At the expiration date the Company intends to enter into a similar credit facility for future equipment purchases and acquisitions.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first three months of 1999 the Company spent approximately $1,702 on capital items and anticipates spending up to $8,600 during 1999.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.


Information About Forward Looking Statements
--------------------------------------------
The statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are by no means limited to: (1) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training which could have more favorable economics with respect to timing and delivery costs and the emergence of just-in-time interactive training; (2) the Company's ability to attract and retain qualified instructors; (3) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (4) the level of expenditures devoted to upgrading information systems and computer software by customers; (5) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and
(6) the Company's ability to manage the growth of its business.

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

Year 2000
---------
The issues raised by the inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year are commonly referred to as Year 2000 ("Y2K") issues. A company-wide Y2K compliance program has been implemented to determine Y2K issues and develop strategies to assure compliance. The compliance program has four major areas of concentration: internal information technology systems, non-information technology systems, systems and processes utilized by franchisees, and compliance issues related to major suppliers. A Y2K project team has been established and is directing the activity regarding the issues confronted in each area, monitoring progress of the effort, and reporting findings to management. As the Y2K compliance program proceeds, contingency plans will be prepared, updated, and implemented as necessary to address the risks identified.

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

                          PART I. FINANCIAL INFORMATION
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                             (Dollars in thousands)


The Company is exposed to market risk related to changes in interest rates. It monitors the risks associated with interest rates and financial instrument positions.

The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No.115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1999 and December 31, 1998, the Company's investments have been categorized as "available for sale" and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are included as a component of accumulated other comprehensive income, net of tax, until realized. Investments at March 31, 1999, consist principally of $4,692 in short-term closed ends funds, $2,892 in municipal bond funds, and $855 in tax-exempt government notes and bonds. The bond funds have various maturity dates ranging from February 2001 to July 2002.

There were net unrealized gains of $80 and $53 recorded as of March 31, 1999 and December 31, 1998, respectively.

The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

                      Form 10Q - Part II: Other Information


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibit Index

     (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated March 1, 1999 to report the Company's acquisition, through its indirect wholly-owned subsidiary, New Horizons Computer Learning Center of Albuquerque, Inc., a Delaware corporation, of substantially all of the assets used in the computer training business conducted by Computer Learning Centers of New Mexico, Ltd., Co., a New Mexico limited liability company.


Exhibit
Number    Description of Documents
-------   ------------------------

10.1 Form of Nonqualified Stock Option Agreement executed by recipients of options under the Registrant's Omnibus Equity Plan*

10.2** Nonqualified Stock Option Agreement dated January 15, 1999, between the Registrant and Charles G. Kinch*

10.3** Nonqualified Stock Option Agreement dated January 15, 1999, between the Registrant and Kenneth M. Hagerstrom*

10.4** Nonqualified Stock Option Agreement dated January 15, 1999, between the Registrant and Robert S. McMillan*

27        Financial Data Schedule*

----------
*   Filed herewith
**  Compensatory plan or arrangement

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    (Registrant)


Date:  May 13, 1999                            By:  /s/
                                                    Robert S. McMillan
                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    Chief Financial Officer

                       NONQUALIFIED STOCK OPTION AGREEMENT


     THIS AGREEMENT is entered into as of _______________, 1999 by and between New Horizons Worldwide, Inc., a Delaware corporation (the "Company"), and ________________________ (the "Optionee").

                                   WITNESSETH:

     WHEREAS, the Company maintains the New Horizons Worldwide, Inc. Omnibus Equity Plan (the "Plan") for the benefit of eligible participants therein; and

     WHEREAS,  the Committee is currently  charged with  administering the Plan;
and

     WHEREAS, the Committee has determined that the Optionee, as a person eligible to receive awards under the Plan, should be granted nonqualified stock options to acquire Shares under the Plan upon the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, the Company and the Optionee hereby agree as follows:

1.   DEFINITIONS.

     (a) The following terms shall have the meanings set forth below whenever used in this instrument:

          (i) The word "Act" shall mean the federal Securities Act of 1933, as amended.

          (ii) The word "Agreement" shall mean this instrument as originally executed and as it may later be amended.

          (iii)The word "Company" shall mean New Horizons Worldwide, Inc., a Delaware corporation, and any successor thereto which shall maintain the Plan.

          (iv) The word "Disability" or "Disabled" shall mean the Optionee's inability, due to a mental or physical condition, to perform services for the Company and/or an Affiliate substantially consistent with past practice, as determined by the Committee pursuant to written certification of such condition from a physician acceptable to the Committee.

          (v) The word "Employee" shall mean any person who is an employee of either the Company or any Affiliate.

          (vi) The words "Fair Market Value" means, in respect of a Share, its fair market value as determined in the reasonable judgment of the Committee at any time.

          (vii)The word "Option" shall mean the right and option to purchase Shares pursuant to the terms of this Agreement.

          (viii) The words "Option Exercise Date" shall mean the date the Optionee exercises the Option by performing the acts described in
               Section 7 hereof.

          (ix) The word "Optionee" shall mean the person to whom the Option has been granted pursuant to this Agreement.

          (x) The words "Personal Representative" shall mean, following the Optionee's death, the person who shall have acquired, by will or by the laws of descent and distribution, the right to exercise the Option.

          (xi) The word "Plan" shall mean the New Horizons Worldwide, Inc. Omnibus Equity Plan, as it was originally adopted and as it may later be amended.

          (xii)The word "Spread" shall mean, as of the Option Exercise Dare, an amount equal to the excess, if any, of the Fair Market Value of a Share in respect of which the Option is exercised over the Option Exercise Price.

          (xiii) The word "Transferee" shall mean the person or entity to whom rights to acquire Shares pursuant to the exercise of the Option shall have been transferred pursuant to Section 11 hereof.

     (b) The following terms when used in the Agreement shall have the meanings given them in the Plan: "Affiliate;" "Board;" "Change in Control;" "Code;" "Committee;" "Consent;" "Family Members;" "Option Exercise Price;" "Shares."

2. GRANT OF NONQUALIFIED OPTION. Effective as of the date of this Agreement, the Company grants to the Optionee, upon the terms and conditions set forth hereinafter, the right and option to purchase all or any lesser whole number of an aggregate of ___________________________ (______) Shares at an
     Option Exercise Price of $________ per Share. The Option shall for all purposes be a nonqualified stock option subject to the federal income tax treatment described in Section 1.83-7 of the Federal Income Tax Regulations. Both the Company and the Optionee shall, on their respective federal income tax returns, report any transaction relating to the Option in a manner consistent with the preceding sentence.

3. TERM OF OPTION. Except as otherwise provided herein, the term of the Option shall be for a period of ____________ (__) years from the date hereof, and the Option shall expire at the close of regular business hours at the Company's principal executive office (currently located at 500 Campus Drive, Suite 200, Morganville, New Jersey 07751) on the last day of the term of the Option, or, if earlier, on the applicable expiration date provided for in Sections 5, 6 and 7 hereof.

4. EXERCISE DATES. Except as otherwise provided herein, the Optionee shall be entitled to exercise the Option with respect to the number of Shares indicated below on or after the date indicated opposite such number below:

Initial and Additional            Total Shares with
Number of Shares with             Respect to Which              Date Beginning
Respect to Which the              the Option May                on Which Option
Option May be Exercised           be Exercised                  May be Exercised
-----------------------           -----------------             ----------------





     Except as provided in Sections 5 and 6 hereof, the Option may not be exercised at any time unless the Optionee shall be an Employee at such time.

5. TERMINATION OF EMPLOYMENT, ETC. So long as the Optionee shall continue to be an Employee, the Option shall not be affected by (a) any temporary leave of absence approved in writing by the Company or an Affiliate, or (b) any change of duties or position (including transfer to or from an Affiliate). If the Optionee ceases to be an Employee for any reason other than death or Disability, the Option may be exercised only to the extent of the purchase rights, if any, which, pursuant to Section 4 hereof, existed as of the date the Optionee ceases to be an Employee and which have not theretofore been exercised; provided, however, that the Committee may in its absolute discretion determine (but shall not be under any obligation to determine) that such purchase rights shall be deemed to include additional Shares which are subject to the Option. Except as provided in Section 6 below, upon an Optionee's ceasing to be an Employee, such purchase rights shall in any event terminate upon the earlier of either (a) three (3) months after the date the Optionee ceased to be an Employee (one (1) year after the date the Optionee ceased to be an Employee if the Optionee dies or becomes Disabled within three (3) months after ceasing to be an Employee), or (b) the last day of the term of the Option. Notwithstanding the preceding provisions of this Section 5, unless the Committee shall otherwise determine, upon (a) the Optionee's ceasing to be an Employee by reason of an involuntary termination of such status for good cause, as determined by the Committee, or (b) the Optionee's voluntary termination with the intention of rendering services to a competitor of the Company or any Affiliate or otherwise entering into competition with the Company or any Affiliate directly or indirectly, or (c) the commission by the Optionee of a material breach of his obligations under any agreement with the Company or any Affiliate, the Optionee's right to purchase Shares pursuant to the exercise of the Option shall terminate.

6. OPTIONEE'S DEATH OR DISABILITY. If, while the Optionee is an Employee, the Optionee dies or becomes Disabled, the Optionee or the Optionee's Personal Representative may immediately exercise the Option with respect to all of the Shares subject to the Option regardless of whether the Optionee had the right under Section 4 hereof to exercise the Option at the time of his death or Disability. The Option shall in any event terminate upon the earlier of either (a) the first anniversary of the date the Optionee ceased to be an Employee; or (b) the last day of the term of the Option.

7. CHANGE IN CONTROL. Notwithstanding the provisions of Section 4 hereof, in connection with a Change in Control, the Optionee shall have the immediate and nonforfeitable right to exercise the Option with respect to all Shares covered by the Option. The Optionee shall be entitled to exercise the Option as provided in the immediately preceding sentence regardless of whether the surviving corporation in any merger or consolidation shall adopt and maintain the Plan. In the event the Option becomes exercisable pursuant to this Section 7, the Company shall notify the Optionee of his right to exercise the Option. Upon a Change in Control described in Section 1.6(b)(iii) of the Plan, the Option, to the extent not exercised, shall terminate unless the surviving corporation assumes the Option. In the event of a Change in Control described in Section 1.6(b)(iv) of the Plan, the Option, to the extent not exercised, shall terminate upon consummation of the Change in Control.

8. ADJUSTMENT UPON CHANGES IN CAPITALIZATION. The number of Shares which may be purchased upon exercise of an Option and the Option Exercise Price shall be appropriately adjusted as the Committee may determine for any change after the date of the Agreement in the number of issued Shares resulting from the subdivision or combination of Shares or other capital adjustments, or the payment of a stock dividend, or other change in the Shares effected without receipt of consideration by the Company; provided, that any fractional Shares resulting from any such adjustment shall be eliminated. Adjustments under this Section 8 shall be made by the Committee, whose determination as to the adjustments to be made, and the extent thereof, shall be final, binding and conclusive.

9. EXERCISE OF OPTION. The Option may be exercised by delivering to the Chairman, Vice Chairman, President or Chief Financial Officer of the Company at the then principal office address of the recipient officer, a completed Notice of Exercise of Option (obtainable from the Chief Financial Officer of the Company) setting forth the number of Shares with respect to which the Option is being exercised. Such Notice shall be accompanied by payment in full for the Shares, unless other arrangements satisfactory to the Committee for prompt payment of such amount are made. Payment of the Option Exercise Price may be made in any manner permitted by the Plan, subject to the consent of the Committee as applicable. With the consent of the Committee, the Optionee may effect a cashless exercise of the Option as described in the Plan. With the consent of the Committee in its sole discretion, payment for Shares acquired upon exercise of the Option may be made by delivery to the Company of an assignment of a sufficient amount of the proceeds from the sale of Shares acquired upon exercise of the Option to pay for all or some of the Shares acquired upon exercise of the Option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be made at the Optionee's direction on the Option Exercise Date; provided, that the Committee may require the Optionee to furnish an opinion of counsel acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent.

10.  ISSUANCE  OF  SHARE  CERTIFICATES.  Subject  to the last  sentence  of this
     Section 10, upon receipt by the Company prior to expiration of the Option of a duly completed Notice of Exercise of Option accompanied by payment for the Shares being purchased pursuant to such Notice (and, with respect to any Option exercised pursuant to Section 11 hereof by someone other than the Optionee, accompanied in addition by proof satisfactory to the Committee of the right of such person to exercise the Option), the Company shall deliver to the Optionee, within thirty (30) days of such receipt, a certificate for the number of Shares so purchased. The Optionee shall not have any of the rights of a stockholder with respect to the Shares which are subject to the Option unless and until a certificate representing such Shares is issued to the Optionee. The Company shall not be required to issue any certificates for Shares upon the exercise of the Option prior to
     (i)  obtaining  any  Consents  which  the  Committee  shall,  in  its  sole discretion, determine to be necessary or advisable, or (ii) the determination by the Committee, in its sole discretion, that no Consents need be obtained.

11. SUCCESSORS IN INTEREST, ETC. This Agreement shall be binding upon and inure to the benefit of any successor of the Company and the heirs, estate, and Personal Representative of the Optionee. A deceased Optionee's Personal Representative shall act in the place and stead of the deceased Optionee with respect to exercising an Option or taking any other action pursuant to this Agreement. The Option shall not be transferable other than by will or the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee only by the Optionee; provided, that a guardian or other legal representative who has been duly appointed for such Optionee may exercise the Option on behalf of the Optionee. Notwithstanding the preceding sentence, with the consent of the Committee in its sole discretion, the Optionee may transfer the rights under the Option in respect of some or all of the Shares which are subject to the Option to a Family Member or a trust for the exclusive benefit of the Optionee and/or Family Members, or a partnership or other entity affiliated with the Optionee that may be approved by the Committee. All terms and conditions of any Option, including provisions relating to the termination of the Optionee's employment with the Company and its Affiliates, shall continue to apply following a transfer made in accordance with this Section 11 and the Transferee shall have no greater right to exercise the Option than the Optionee would have in the absence of the transfer. The Option may be exercised by the Transferee only in accordance with the terms of this Agreement and the Transferee's exercise of the Option shall be subject to the Transferee and/or the Optionee satisfying all of the conditions relating to the exercise of the Option including, without limitation, provisions concerning payment of the Option Exercise Price and tax withholding.

12. PROVISIONS OF PLAN CONTROL. This Agreement is subject to all of the terms, conditions, and provisions of the Plan and to such rules, regulations, and interpretations relating to the Plan as may be adopted by the Committee and as may be in effect from time to time. A copy of the Plan is attached hereto as Exhibit "A" and is incorporated herein by reference. In the event and to the extent that this Agreement conflicts or is inconsistent with the terms, conditions, and provisions of the Plan, the Plan shall control, and this Agreement shall be deemed to be modified accordingly.

13. NO LIABILITY UPON DISTRIBUTION OF SHARES. The liability of the Company under this Agreement and any distribution of Shares made hereunder is limited to the obligations set forth herein with respect to such distribution and no term or provision of this Agreement shall be construed to impose any liability on the Company or the Committee in favor of any person with respect to any loss, cost or expense which the person may incur in connection with or arising out of any transaction in connection with this Agreement.

14. NO RIGHT TO BE EMPLOYED, ETC. Nothing in this Agreement shall confer upon the Optionee any right to continue as an Employee, or to serve as a member of the Board, or to interfere with or limit either the right of the Company or an Affiliate to terminate his employment at any time or the right of the stockholders of the Company to remove him as a member of the Board for any reason or with no reason.

15. RESALE LIMITATIONS. The Optionee acknowledges and agrees that (a) the Shares he may acquire upon exercise of the Option may not be transferred unless they become registered under the Act or unless the holder thereof establishes to the satisfaction of the Company that an exemption from such registration is available, (b) the Company will have no obligation to provide any such registration or take such steps as are necessary to permit sale of such Shares without registration pursuant to Rule 144 under the Act or otherwise, (c) at such time as such Shares may be disposed of in routine sales without registration in reliance on Rule 144 under the Act, such disposition may be made only in limited amounts in accordance with all of the terms and conditions of Rule 144 and (d) if the Rule 144 exemption is not available, compliance with some other exemption from registration will be required.

16.  WITHHOLDING TAXES.

     (a) Whenever Shares are to be delivered pursuant to the exercise of the Option, the Committee may require as a condition of delivery that the Optionee remit an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto. The Company may, as a condition of the exercise of the Option, deduct from any salary or other payments due to the Optionee, an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto or to the delivery of any Shares under the Plan.

     (b) With the consent of the Committee in its sole discretion, (i) the Optionee may satisfy all or part of any withholding requirements by delivery of unrestricted Shares owned by the Optionee for at least one year (or such other period as the Committee may determine) having a Fair Market Value (determined as of the date of such delivery) equal to all or part of the amount to be withheld; provided, that the Committee may require the Optionee to furnish an opinion of counsel or other evidence acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent and/or
          (ii) the Optionee may direct that Shares to be issued pursuant to the exercise of the Option be used to satisfy any withholding obligation; provided, that for purposes of satisfying any such obligation the value of a Share shall be equal to the Spread.

17. CONSTRUCTION. The captions and section numbers appearing in this Agreement are inserted only as a matter of convenience. They do not define, limit, construe or describe the scope or intent of the provisions of this Agreement. The use of the singular or plural herein shall not be restrictive as to number and shall be interpreted in all cases as the context shall require. The use of the feminine, masculine or neuter pronoun shall not be restrictive as to gender and shall be interpreted in all cases as the context may require.

18. TIME PERIODS, ETC. Any action required to be taken under this Agreement within a certain number of days shall be taken within that number of calendar days; provided, however, that if the last day for taking such action falls on a weekend or a holiday, the period during such action may be taken shall be automatically extended to the next business day. If the day for taking any action, or on which any action may be taken, under this Agreement falls on a weekend or a holiday, such action may be taken on the next business day.

19. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware and any applicable federal law.

20. NOTICES. Except as otherwise expressly provided herein, all notices hereunder shall be in writing and delivered or mailed by registered or certified mail, return receipt requested, or by private, overnight delivery services (such as Federal Express) as follows:

                  If to the Company:
                  New Horizons Worldwide, Inc.
                  c/o New Horizons Computer Learning Centers, Inc. 1231 East Dyer Road, Suite 140
                  Santa Ana, California 92705-5605
                  Attention:  Chief Financial Officer

                  If to the Optionee:

                  Last address set forth on the records
                  of the Company or its Affiliates

     or at such other address as either party may hereafter designate by giving notice to the other party as set forth above.

21. FURTHER ASSURANCES. From time to time after the exercise of an Option, either party, upon request of the other and without further consideration, shall execute and deliver to the requesting party any document or instrument, and shall take any other action as may be reasonably requested, to give effect to the exercise of the Option and the terms of this Agreement.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer, and the Optionee has hereunto set his hand, all as of the day and year first above written.

                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    (the "Company")


                                                    By:_________________________
                                                    Its: _______________________



                                                     ___________________________
                                                     (the "Optionee")

                       NONQUALIFIED STOCK OPTION AGREEMENT


     THIS AGREEMENT is entered into as of January 15, 1999, by and between New Horizons Worldwide, Inc., a Delaware corporation (the "Company"), and Charles G. Kinch (the "Optionee").

                                   WITNESSETH:

     WHEREAS, the Company maintains the New Horizons Worldwide, Inc. Omnibus Equity Plan (the "Plan") for the benefit of eligible participants therein; and

     WHEREAS,  the Committee is currently  charged with  administering the Plan;
and

     WHEREAS, the Committee has determined that the Optionee, as a person eligible to receive awards under the Plan, should be granted nonqualified stock options to acquire Shares under the Plan upon the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, the Company and the Optionee hereby agree as follows:

1.   DEFINITIONS.

     (a) The following terms shall have the meanings set forth below whenever used in this instrument:

          (i) The word "Act" shall mean the federal Securities Act of 1933, as amended.

          (ii) The word "Agreement" shall mean this instrument as originally executed and as it may later be amended.

          (iii)The word "Company" shall mean New Horizons Worldwide, Inc., a Delaware corporation, and any successor thereto which shall maintain the Plan.

          (iv) The word "Disability" or "Disabled" shall mean the Optionee's inability, due to a mental or physical condition, to perform services for the Company and/or an Affiliate substantially consistent with past practice, as determined by the Committee pursuant to written certification of such condition from a physician acceptable to the Committee.

          (v) The word "Employee" shall mean any person who is an employee of either the Company or any Affiliate.

          (vi) The words "Fair Market Value" means, in respect of a Share, its fair market value as determined in the reasonable judgment of the Committee at any time.

          (vii)The word "Option" shall mean the right and option to purchase Shares pursuant to the terms of this Agreement.

          (viii) The words "Option Exercise Date" shall mean the date the Optionee exercises the Option by performing the acts described in
               Section 9 hereof.

          (ix) The word "Optionee" shall mean the person to whom the Option has been granted pursuant to this Agreement.

          (x) The words "Personal Representative" shall mean, following the Optionee's death, the person who shall have acquired, by will or by the laws of descent and distribution, the right to exercise the Option.

          (xi) The word "Plan" shall mean the New Horizons Worldwide, Inc. Omnibus Equity Plan, as it was originally adopted and as it may later be amended.

          (xii)The words "Pre-Tax Net Income" shall mean the Pretax Income of New Horizons Computer Learning Centers, Inc. for 1999 as determined by the Company for purposes of the Incentive Bonus Program for Optionee described in the letter attached hereto as Exhibit A.

          (xiii) The word "Spread" shall mean, as of the Option Exercise Dare, an amount equal to the excess, if any, of the Fair Market Value of a Share in respect of which the Option is exercised over the Option Exercise Price.

          (xiv)The word "Transferee" shall mean the person or entity to whom rights to acquire Shares pursuant to the exercise of the Option shall have been transferred pursuant to Section 11 hereof.

          (xv) The words "2000 Exercise Date" shall mean the third business day following the date on which the Company receives its audited financial statements for calendar year 1999 from its independent certified public accountants.

     (b) The following terms when used in the Agreement shall have the meanings given them in the Plan: "Affiliate;" "Board;" "Change in Control;" "Code;" "Committee;" "Consent;" "Family Members;" "Option Exercise Price;" "Shares."

2. GRANT OF NONQUALIFIED OPTION. Effective as of the date of this Agreement, the Company grants to the Optionee, upon the terms and conditions set forth hereinafter, the right and option to purchase all or any lesser whole number of an aggregate of Thirteen Thousand Three Hundred Thirty-Three (13,333) Shares at an Option Exercise Price of $21.25 per Share. The Option shall for all purposes be a nonqualified stock option subject to the federal income tax treatment described in Section 1.83-7 of the Federal Income Tax Regulations. Both the Company and the Optionee shall, on their respective federal income tax returns, report any transaction relating to the Option in a manner consistent with the preceding sentence.

3. TERM OF OPTION. Except as otherwise provided herein, the Option shall expire at the close of regular business hours at the Company's principal executive office (currently located at 500 Campus Drive, Suite 200, Morganville, New Jersey 07751) on January 2, 2005, or, if earlier, on the applicable expiration date provided for in Sections 5, 6 and 7 hereof.

4.   EXERCISE DATES.

     (a) Except as otherwise provided herein, the Optionee shall be entitled to exercise the Option with respect to the number of Shares indicated below on or after the date indicated opposite such number below:

Initial and Additional         Total Shares with
Number of Shares with           Respect to Which               Date Beginning
Respect to Which the             the Option May               on Which Option
Option May be Exercised           be Exercised                May be Exercised
-----------------------        -----------------              ----------------

         6,667                       6,667                    2000 Exercise Date

         6,666                      13,333                    January 1, 2001


          Except as provided in Sections 5 and 6 hereof, the Option may not be exercised at any time unless the Optionee shall be an Employee at such time.

     (b)  Notwithstanding Section 4(a) above:

          (i) if the Pre-Tax Net Income is less than $7,795,000, the Option may not be exercised in respect of any Shares;

          (ii) if the Pre-Tax Net Income is at least $7,795,000 but less than $8,253,000, the number of Shares for which the Option may be exercised as set forth in the Table in Section 4(a) shall be reduced (to the nearest whole Share) by the percentage derived from the formula set forth below:

                       $8,253,000 MINUS Pre-Tax Net Income
        50% plus (30% x __________________________________)
                                    $458,000

          (iii)if the Pre-Tax Net Income is at least $8,253,000 but less than $9,170,000, the number of Shares for which the Option may be exercised as set forth in the Table in Section 4(a) shall be reduced (to the nearest whole Share) by the percentage derived from the formula set forth below:

                       $9,170,000 MINUS Pre-Tax Net Income
                  50% x __________________________________
                                    $917,000

               PROVIDED, that the amounts of Pre-Tax Net Income shown above in this Section 4(b) may be equitably adjusted by the Committee to take account of (i) any material expansion or contraction of the Company's business operations during calendar year 1999, or (ii) any extraordinary events which occur during 1999, or (iii) any changes in the Company's accounting methodology that became effective in respect of calendar year 1999. Any such adjustment shall be made no later than the 2000 Exercise Date and shall be final and binding upon the Company and the Optionee. The Committee shall inform the Optionee of any such adjustment no later than the 2000 Exercise Date.

5. TERMINATION OF EMPLOYMENT, ETC. So long as the Optionee shall continue to be an Employee, the Option shall not be affected by (a) any temporary leave of absence approved in writing by the Company or an Affiliate, or (b) any change of duties or position (including transfer to or from an Affiliate). If the Optionee ceases to be an Employee for any reason other than death or Disability, the Option may be exercised only to the extent of the purchase rights, if any, which, pursuant to Section 4 hereof, existed as of the date the Optionee ceases to be an Employee (assuming, for this purpose only, that the 2000 Exercise Date was January 1, 2000) and which have not theretofore been exercised; provided, however, that the Committee may in its absolute discretion determine (but shall not be under any obligation to determine) that such purchase rights shall be deemed to include additional Shares which are subject to the Option. Except as provided in Section 6 below, upon an Optionee's ceasing to be an Employee, such purchase rights shall in any event terminate upon the earlier of either (a) three (3) months after the date the Optionee ceased to be an Employee (one (1) year after the date the Optionee ceased to be an Employee if the Optionee dies or becomes Disabled within three (3) months after ceasing to be an Employee), or (b) the last day of the term of the Option. Notwithstanding the preceding provisions of this Section 5, unless the Committee shall otherwise determine, upon (a) the Optionee's ceasing to be an Employee for any reason prior to January 1, 2000, (b) the Optionee's ceasing to be an Employee by reason of an involuntary termination of such status for good cause, as determined by the Committee, or (c) the Optionee's voluntary termination with the intention of rendering services to a competitor of the Company or any Affiliate or otherwise entering into competition with the Company or any Affiliate, directly or indirectly, or (d) the commission by the Optionee of a material breach of his obligations under any agreement with the Company or any Affiliate, the Optionee's right to purchase Shares pursuant to the exercise of the Option shall terminate.

6. OPTIONEE'S DEATH OR DISABILITY. If, after 1999, while the Optionee is an Employee, the Optionee dies or becomes Disabled, the Optionee or the Optionee's Personal Representative may, on or after the 2000 Exercise Date, immediately exercise the Option with respect to all of the Shares for which the Optionee could have exercised the Option had he survived and continued in employment until January 1, 2001. The Option shall in any event terminate upon the earlier of either (a) the first anniversary of the date the Optionee ceased to be an Employee; or (b) the last day of the term of the Option.

7. CHANGE IN CONTROL. Notwithstanding the provisions of Section 4 hereof, in connection with a Change in Control, the Optionee shall have the immediate and nonforfeitable right to exercise the Option with respect to all Shares covered by the Option. The Optionee shall be entitled to exercise the Option as provided in the immediately preceding sentence regardless of whether the surviving corporation in any merger or consolidation shall adopt and maintain the Plan. In the event the Option becomes exercisable pursuant to this Section 7, the Company shall notify the Optionee of his right to exercise the Option. Upon a Change in Control described in Section 1.6(b)(iii) of the Plan, the Option, to the extent not exercised, shall terminate unless the surviving corporation assumes the Option. In the event of a Change in Control described in Section 1.6(b)(iv) of the Plan, the Option, to the extent not exercised, shall terminate upon consummation of the Change in Control.

8. ADJUSTMENT UPON CHANGES IN CAPITALIZATION. The number of Shares which may be purchased upon exercise of an Option and the Option Exercise Price shall be appropriately adjusted as the Committee may determine for any change after the date of the Agreement in the number of issued Shares resulting from the subdivision or combination of Shares or other capital adjustments, or the payment of a stock dividend, or other change in the Shares effected without receipt of consideration by the Company; provided, that any fractional Shares resulting from any such adjustment shall be eliminated. Adjustments under this Section 8 shall be made by the Committee, whose determination as to the adjustments to be made, and the extent thereof, shall be final, binding and conclusive.

9. EXERCISE OF OPTION. The Option may be exercised by delivering to the Chairman, Vice Chairman, President or Chief Financial Officer of the Company at the then principal office address of the recipient officer, a completed Notice of Exercise of Option (obtainable from the Chief Financial Officer of the Company) setting forth the number of Shares with respect to which the Option is being exercised. Such Notice shall be accompanied by payment in full for the Shares, unless other arrangements satisfactory to the Committee for prompt payment of such amount are made. Payment of the Option Exercise Price may be made in any manner permitted by the Plan, subject to the consent of the Committee as applicable. With the consent of the Committee, the Optionee may effect a cashless exercise of the Option as described in the Plan. With the consent of the Committee in its sole discretion, payment for Shares acquired upon exercise of the Option may be made by delivery to the Company of an assignment of a sufficient amount of the proceeds from the sale of Shares acquired upon exercise of the Option to pay for all or some of the Shares acquired upon exercise of the Option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be made at the Optionee's direction on the Option Exercise Date; provided, that the Committee may require the Optionee to furnish an opinion of counsel acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent.

10.  ISSUANCE  OF  SHARE  CERTIFICATES.  Subject  to the last  sentence  of this
     Section 10, upon receipt by the Company prior to expiration of the Option of a duly completed Notice of Exercise of Option accompanied by payment for the Shares being purchased pursuant to such Notice (and, with respect to any Option exercised pursuant to Section 11 hereof by someone other than the Optionee, accompanied in addition by proof satisfactory to the Committee of the right of such person to exercise the Option), the Company shall deliver to the Optionee, within thirty (30) days of such receipt, a certificate for the number of Shares so purchased. The Optionee shall not have any of the rights of a stockholder with respect to the Shares which are subject to the Option unless and until a certificate representing such Shares is issued to the Optionee. The Company shall not be required to issue any certificates for Shares upon the exercise of the Option prior to
     (i)  obtaining  any  Consents  which  the  Committee  shall,  in  its  sole discretion, determine to be necessary or advisable, or (ii) the determination by the Committee, in its sole discretion, that no Consents need be obtained.

11. SUCCESSORS IN INTEREST, ETC. This Agreement shall be binding upon and inure to the benefit of any successor of the Company and the heirs, estate, and Personal Representative of the Optionee. A deceased Optionee's Personal Representative shall act in the place and stead of the deceased Optionee with respect to exercising an Option or taking any other action pursuant to this Agreement. The Option shall not be transferable other than by will or the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee only by the Optionee; provided, that a guardian or other legal representative who has been duly appointed for such Optionee may exercise the Option on behalf of the Optionee. Notwithstanding the preceding sentence, with the consent of the Committee in its sole discretion, the Optionee may transfer the rights under the Option in respect of some or all of the Shares which are subject to the Option to a Family Member or a trust for the exclusive benefit of the Optionee and/or Family Members, or a partnership or other entity affiliated with the Optionee that may be approved by the Committee. All terms and conditions of any Option, including provisions relating to the termination of the Optionee's employment with the Company and its Affiliates, shall continue to apply following a transfer made in accordance with this Section 11 and the Transferee shall have no greater right to exercise the Option than the Optionee would have in the absence of the transfer. The Option may be exercised by the Transferee only in accordance with the terms of this Agreement and the Transferee's exercise of the Option shall be subject to the Transferee and/or the Optionee satisfying all of the conditions relating to the exercise of the Option including, without limitation, provisions concerning payment of the Option Exercise Price and tax withholding.

12. PROVISIONS OF PLAN CONTROL. This Agreement is subject to all of the terms, conditions, and provisions of the Plan and to such rules, regulations, and interpretations relating to the Plan as may be adopted by the Committee and as may be in effect from time to time. A copy of the Plan is attached hereto as Exhibit B and is incorporated herein by reference. In the event and to the extent that this Agreement conflicts or is inconsistent with the terms, conditions, and provisions of the Plan, the Plan shall control, and this Agreement shall be deemed to be modified accordingly.

13. NO LIABILITY UPON DISTRIBUTION OF SHARES. The liability of the Company under this Agreement and any distribution of Shares made hereunder is limited to the obligations set forth herein with respect to such distribution and no term or provision of this Agreement shall be construed to impose any liability on the Company or the Committee in favor of any person with respect to any loss, cost or expense which the person may incur in connection with or arising out of any transaction in connection with this Agreement.

14. NO RIGHT TO BE EMPLOYED, ETC. Nothing in this Agreement shall confer upon the Optionee any right to continue as an Employee, or to serve as a member of the Board, or to interfere with or limit either the right of the Company or an Affiliate to terminate his employment at any time or the right of the stockholders of the Company to remove him as a member of the Board for any reason or with no reason.

15. RESALE LIMITATIONS. The Optionee acknowledges and agrees that (a) the Shares he may acquire upon exercise of the Option may not be transferred unless they become registered under the Act or unless the holder thereof establishes to the satisfaction of the Company that an exemption from such registration is available, (b) the Company will have no obligation to provide any such registration or take such steps as are necessary to permit sale of such Shares without registration pursuant to Rule 144 under the Act or otherwise, (c) at such time as such Shares may be disposed of in routine sales without registration in reliance on Rule 144 under the Act, such disposition may be made only in limited amounts in accordance with all of the terms and conditions of Rule 144 and (d) if the Rule 144 exemption is not available, compliance with some other exemption from registration will be required.

16.  WITHHOLDING TAXES.

     (a) Whenever Shares are to be delivered pursuant to the exercise of the Option, the Committee may require as a condition of delivery that the Optionee remit an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto. The Company may, as a condition of the exercise of the Option, deduct from any salary or other payments due to the Optionee, an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto or to the delivery of any Shares under the Plan.

     (b) With the consent of the Committee in its sole discretion, (i) the Optionee may satisfy all or part of any withholding requirements by delivery of unrestricted Shares owned by the Optionee for at least one year (or such other period as the Committee may determine) having a Fair Market Value (determined as of the date of such delivery) equal to all or part of the amount to be withheld; provided, that the Committee may require the Optionee to furnish an opinion of counsel or other evidence acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent and/or
          (ii) the Optionee may direct that Shares to be issued pursuant to the exercise of the Option be used to satisfy any withholding obligation; provided, that for purposes of satisfying any such obligation the value of a Share shall be equal to the Spread.

17. CONSTRUCTION. The captions and section numbers appearing in this Agreement are inserted only as a matter of convenience. They do not define, limit, construe or describe the scope or intent of the provisions of this Agreement. The use of the singular or plural herein shall not be restrictive as to number and shall be interpreted in all cases as the context shall require. The use of the feminine, masculine or neuter pronoun shall not be restrictive as to gender and shall be interpreted in all cases as the context may require.

18. TIME PERIODS, ETC. Any action required to be taken under this Agreement within a certain number of days shall be taken within that number of calendar days; provided, however, that if the last day for taking such action falls on a weekend or a holiday, the period during such action may be taken shall be automatically extended to the next business day. If the day for taking any action, or on which any action may be taken, under this Agreement falls on a weekend or a holiday, such action may be taken on the next business day.

19. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware and any applicable federal law.

20. NOTICES. Except as otherwise expressly provided herein, all notices hereunder shall be in writing and delivered or mailed by registered or certified mail, return receipt requested, or by private, overnight delivery services (such as Federal Express) as follows:

                 If to the Company:
                 New Horizons Worldwide, Inc.
                 c/o New Horizons Computer Learning Centers, Inc.
                 1231 East Dyer Road
                 Suite 140
                 Santa Ana, California 92705-5604

                 If to the Optionee:

                 Last address set forth on the records
                 of the Company or its Affiliates


     or at such other address as either party may hereafter designate by giving notice to the other party as set forth above.

21. FURTHER ASSURANCES. From time to time after the exercise of an Option, either party, upon request of the other and without further consideration, shall execute and deliver to the requesting party any document or instrument, and shall take any other action as may be reasonably requested, to give effect to the exercise of the Option and the terms of this Agreement.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer, and the Optionee has hereunto set his hand, all as of the day and year first above written.

                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    (the "Company")


                                                    By:_________________________
                                                       Its: ____________________


                                                    ____________________________
                                                    (the "Optionee")

                       NONQUALIFIED STOCK OPTION AGREEMENT


     THIS AGREEMENT is entered into as of January 15, 1999, by and between New Horizons Worldwide, Inc., a Delaware corporation (the "Company"), and Kenneth Hagerstrom (the "Optionee").

                                   WITNESSETH:

     WHEREAS, the Company maintains the New Horizons Worldwide, Inc. Omnibus Equity Plan (the "Plan") for the benefit of eligible participants therein; and

     WHEREAS,  the Committee is currently  charged with  administering the Plan;
and

     WHEREAS, the Committee has determined that the Optionee, as a person eligible to receive awards under the Plan, should be granted nonqualified stock options to acquire Shares under the Plan upon the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, the Company and the Optionee hereby agree as follows:

1.   DEFINITIONS.

     (a) The following terms shall have the meanings set forth below whenever used in this instrument:

          (i) The word "Act" shall mean the federal Securities Act of 1933, as amended.

          (ii) The word "Agreement" shall mean this instrument as originally executed and as it may later be amended.

          (iii)The word "Company" shall mean New Horizons Worldwide, Inc., a Delaware corporation, and any successor thereto which shall maintain the Plan.

          (iv) The word "Disability" or "Disabled" shall mean the Optionee's inability, due to a mental or physical condition, to perform services for the Company and/or an Affiliate substantially consistent with past practice, as determined by the Committee pursuant to written certification of such condition from a physician acceptable to the Committee.

          (v) The word "Employee" shall mean any person who is an employee of either the Company or any Affiliate.

          (vi) The words "Fair Market Value" means, in respect of a Share, its fair market value as determined in the reasonable judgment of the Committee at any time.

          (vii)The word "Option" shall mean the right and option to purchase Shares pursuant to the terms of this Agreement.

          (viii) The words "Option Exercise Date" shall mean the date the Optionee exercises the Option by performing the acts described in
               Section 9 hereof.

          (ix) The word "Optionee" shall mean the person to whom the Option has been granted pursuant to this Agreement.

          (x) The words "Personal Representative" shall mean, following the Optionee's death, the person who shall have acquired, by will or by the laws of descent and distribution, the right to exercise the Option.

          (xi) The word "Plan" shall mean the New Horizons Worldwide, Inc. Omnibus Equity Plan, as it was originally adopted and as it may later be amended.

          (xii)The words "Pre-Tax Net Income" shall mean the Pretax Income for 1999 as determined by the Company for purposes of the Incentive Bonus Program for Optionee described in the letter attached hereto as Exhibit A.

          (xiii) The word "Spread" shall mean, as of the Option Exercise Dare, an amount equal to the excess, if any, of the Fair Market Value of a Share in respect of which the Option is exercised over the Option Exercise Price.

          (xiv)The word "Transferee" shall mean the person or entity to whom rights to acquire Shares pursuant to the exercise of the Option shall have been transferred pursuant to Section 11 hereof.

          (xv) The words "2000 Exercise Date" shall mean the third business day following the date on which the Company receives its audited financial statements for calendar year 1999 from its independent certified public accountants.

     (b) The following terms when used in the Agreement shall have the meanings given them in the Plan: "Affiliate;" "Board;" "Change in Control;" "Code;" "Committee;" "Consent;" "Family Members;" "Option Exercise Price;" "Shares."

2. GRANT OF NONQUALIFIED OPTION. Effective as of the date of this Agreement, the Company grants to the Optionee, upon the terms and conditions set forth hereinafter, the right and option to purchase all or any lesser whole number of an aggregate of Thirteen Thousand Three Hundred Thirty-Three (13,333) Shares at an Option Exercise Price of $21.25 per Share. The Option shall for all purposes be a nonqualified stock option subject to the federal income tax treatment described in Section 1.83-7 of the Federal Income Tax Regulations. Both the Company and the Optionee shall, on their respective federal income tax returns, report any transaction relating to the Option in a manner consistent with the preceding sentence.

3. TERM OF OPTION. Except as otherwise provided herein, the Option shall expire at the close of regular business hours at the Company's principal executive office (currently located at 500 Campus Drive, Suite 200, Morganville, New Jersey 07751) on January 2, 2005, or, if earlier, on the applicable expiration date provided for in Sections 5, 6 and 7 hereof.

4.   EXERCISE DATES.

     (a) Except as otherwise provided herein, the Optionee shall be entitled to exercise the Option with respect to the number of Shares indicated below on or after the date indicated opposite such number below:

Initial and Additional         Total Shares with
Number of Shares with          Respect to Which                 Date Beginning
Respect to Which the            the Option May                 on Which Option
Option May be Exercised          be Exercised                  May be Exercised
-----------------------        -----------------               ----------------

         6,667                      6,667                     2000 Exercise Date

         6,666                     13,333                     January 1, 2001


Except as provided in Sections 5 and 6 hereof, the Option may not be exercised at any time unless the Optionee shall be an Employee at such time.

     (b)  Notwithstanding Section 4(a) above:

          (i) if the Pre-Tax Net Income is less than $7,856,000, the Option may not be exercised in respect of any Shares;

          (ii) if the Pre-Tax Net Income is at least $7,856,000 but less than $8,319,000, the number of Shares for which the Option may be exercised as set forth in the Table in Section 4(a) shall be reduced (to the nearest whole Share) by the percentage derived from the formula set forth below:

                       $8,319,000 minus Pre-Tax Net Income
       50% plus (30% x ___________________________________)
                                    $463,000

          (iii)if the Pre-Tax Net Income is at least $8,319,000 but less than $9,242,000, the number of Shares for which the Option may be exercised as set forth in the Table in Section 4(a) shall be reduced (to the nearest whole Share) by the percentage derived from the formula set forth below:

                       $9,242,000 minus Pre-Tax Net Income
                 50% x ____________________________________
                                    $923,000

               PROVIDED, that the amounts of Pre-Tax Net Income shown above in this Section 4(b) may be equitably adjusted by the Committee to take account of (i) any material expansion or contraction of the Company's business operations during calendar year 1999, or (ii) any extraordinary events which occur during 1999, or (iii) any changes in the Company's accounting methodology that became effective in respect of calendar year 1999 Any such adjustment shall be made no later than the 2000 Exercise Date and shall be final and binding upon the Company and the Optionee. The Committee shall inform the Optionee of any such adjustment no later than the 2000 Exercise Date.

5. TERMINATION OF EMPLOYMENT, ETC. So long as the Optionee shall continue to be an Employee, the Option shall not be affected by (a) any temporary leave of absence approved in writing by the Company or an Affiliate, or (b) any change of duties or position (including transfer to or from an Affiliate). If the Optionee ceases to be an Employee for any reason other than death or Disability, the Option may be exercised only to the extent of the purchase rights, if any, which, pursuant to Section 4 hereof, existed as of the date the Optionee ceases to be an Employee (assuming, for this purpose only, that the 2000 Exercise Date was January 1, 2000) and which have not theretofore been exercised; provided, however, that the Committee may in its absolute discretion determine (but shall not be under any obligation to determine) that such purchase rights shall be deemed to include additional Shares which are subject to the Option. Except as provided in Section 6 below, upon an Optionee's ceasing to be an Employee, such purchase rights shall in any event terminate upon the earlier of either (a) three (3) months after the date the Optionee ceased to be an Employee (one (1) year after the date the Optionee ceased to be an Employee if the Optionee dies or becomes Disabled within three (3) months after ceasing to be an Employee), or (b) the last day of the term of the Option. Notwithstanding the preceding provisions of this Section 5, unless the Committee shall otherwise determine, upon (a) the Optionee's ceasing to be an Employee for any reason prior to January 1, 2000, (b) the Optionee's ceasing to be an Employee by reason of an involuntary termination of such status for good cause, as determined by the Committee, or (c) the Optionee's voluntary termination with the intention of rendering services to a competitor of the Company or any Affiliate or otherwise entering into competition with the Company or any Affiliate, directly or indirectly, or (d) the commission by the Optionee of a material breach of his obligations under any agreement with the Company or any Affiliate, the Optionee's right to purchase Shares pursuant to the exercise of the Option shall terminate.

6. OPTIONEE'S DEATH OR DISABILITY. If, after 1999, while the Optionee is an Employee, the Optionee dies or becomes Disabled, the Optionee or the Optionee's Personal Representative may, on or after the 2000 Exercise Date, immediately exercise the Option with respect to all of the Shares for which the Optionee could have exercised the Option had he survived and continued in employment until January 1, 2001. The Option shall in any event terminate upon the earlier of either (a) the first anniversary of the date the Optionee ceased to be an Employee; or (b) the last day of the term of the Option.

7. CHANGE IN CONTROL. Notwithstanding the provisions of Section 4 hereof, in connection with a Change in Control, the Optionee shall have the immediate and nonforfeitable right to exercise the Option with respect to all Shares covered by the Option. The Optionee shall be entitled to exercise the Option as provided in the immediately preceding sentence regardless of whether the surviving corporation in any merger or consolidation shall adopt and maintain the Plan. In the event the Option becomes exercisable pursuant to this Section 7, the Company shall notify the Optionee of his right to exercise the Option. Upon a Change in Control described in Section 1.6(b)(iii) of the Plan, the Option, to the extent not exercised, shall terminate unless the surviving corporation assumes the Option. In the event of a Change in Control described in Section 1.6(b)(iv) of the Plan, the Option, to the extent not exercised, shall terminate upon consummation of the Change in Control.

8. ADJUSTMENT UPON CHANGES IN CAPITALIZATION. The number of Shares which may be purchased upon exercise of an Option and the Option Exercise Price shall be appropriately adjusted as the Committee may determine for any change after the date of the Agreement in the number of issued Shares resulting from the subdivision or combination of Shares or other capital adjustments, or the payment of a stock dividend, or other change in the Shares effected without receipt of consideration by the Company; provided, that any fractional Shares resulting from any such adjustment shall be eliminated. Adjustments under this Section 8 shall be made by the Committee, whose determination as to the adjustments to be made, and the extent thereof, shall be final, binding and conclusive.

9. EXERCISE OF OPTION. The Option may be exercised by delivering to the Chairman, Vice Chairman, President or Chief Financial Officer of the Company at the then principal office address of the recipient officer, a completed Notice of Exercise of Option (obtainable from the Chief Financial Officer of the Company) setting forth the number of Shares with respect to which the Option is being exercised. Such Notice shall be accompanied by payment in full for the Shares, unless other arrangements satisfactory to the Committee for prompt payment of such amount are made. Payment of the Option Exercise Price may be made in any manner permitted by the Plan, subject to the consent of the Committee as applicable. With the consent of the Committee, the Optionee may effect a cashless exercise of the Option as described in the Plan. With the consent of the Committee in its sole discretion, payment for Shares acquired upon exercise of the Option may be made by delivery to the Company of an assignment of a sufficient amount of the proceeds from the sale of Shares acquired upon exercise of the Option to pay for all or some of the Shares acquired upon exercise of the Option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be made at the Optionee's direction on the Option Exercise Date; provided, that the Committee may require the Optionee to furnish an opinion of counsel acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent.

10.  ISSUANCE  OF  SHARE  CERTIFICATES.  Subject  to the last  sentence  of this
     Section 10, upon receipt by the Company prior to expiration of the Option of a duly completed Notice of Exercise of Option accompanied by payment for the Shares being purchased pursuant to such Notice (and, with respect to any Option exercised pursuant to Section 11 hereof by someone other than the Optionee, accompanied in addition by proof satisfactory to the Committee of the right of such person to exercise the Option), the Company shall deliver to the Optionee, within thirty (30) days of such receipt, a certificate for the number of Shares so purchased. The Optionee shall not have any of the rights of a stockholder with respect to the Shares which are subject to the Option unless and until a certificate representing such Shares is issued to the Optionee. The Company shall not be required to issue any certificates for Shares upon the exercise of the Option prior to
     (i)  obtaining  any  Consents  which  the  Committee  shall,  in  its  sole discretion, determine to be necessary or advisable, or (ii) the determination by the Committee, in its sole discretion, that no Consents need be obtained.

11. SUCCESSORS IN INTEREST, ETC. This Agreement shall be binding upon and inure to the benefit of any successor of the Company and the heirs, estate, and Personal Representative of the Optionee. A deceased Optionee's Personal Representative shall act in the place and stead of the deceased Optionee with respect to exercising an Option or taking any other action pursuant to this Agreement. The Option shall not be transferable other than by will or the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee only by the Optionee; provided, that a guardian or other legal representative who has been duly appointed for such Optionee may exercise the Option on behalf of the Optionee. Notwithstanding the preceding sentence, with the consent of the Committee in its sole discretion, the Optionee may transfer the rights under the Option in respect of some or all of the Shares which are subject to the Option to a Family Member or a trust for the exclusive benefit of the Optionee and/or Family Members, or a partnership or other entity affiliated with the Optionee that may be approved by the Committee. All terms and conditions of any Option, including provisions relating to the termination of the Optionee's employment with the Company and its Affiliates, shall continue to apply following a transfer made in accordance with this Section 11 and the Transferee shall have no greater right to exercise the Option than the Optionee would have in the absence of the transfer. The Option may be exercised by the Transferee only in accordance with the terms of this Agreement and the Transferee's exercise of the Option shall be subject to the Transferee and/or the Optionee satisfying all of the conditions relating to the exercise of the Option including, without limitation, provisions concerning payment of the Option Exercise Price and tax withholding.

12. PROVISIONS OF PLAN CONTROL. This Agreement is subject to all of the terms, conditions, and provisions of the Plan and to such rules, regulations, and interpretations relating to the Plan as may be adopted by the Committee and as may be in effect from time to time. A copy of the Plan is attached hereto as Exhibit B and is incorporated herein by reference. In the event and to the extent that this Agreement conflicts or is inconsistent with the terms, conditions, and provisions of the Plan, the Plan shall control, and this Agreement shall be deemed to be modified accordingly.

13. NO LIABILITY UPON DISTRIBUTION OF SHARES. The liability of the Company under this Agreement and any distribution of Shares made hereunder is limited to the obligations set forth herein with respect to such distribution and no term or provision of this Agreement shall be construed to impose any liability on the Company or the Committee in favor of any person with respect to any loss, cost or expense which the person may incur in connection with or arising out of any transaction in connection with this Agreement.

14. NO RIGHT TO BE EMPLOYED, ETC. Nothing in this Agreement shall confer upon the Optionee any right to continue as an Employee, or to serve as a member of the Board, or to interfere with or limit either the right of the Company or an Affiliate to terminate his employment at any time or the right of the stockholders of the Company to remove him as a member of the Board for any reason or with no reason.

15. RESALE LIMITATIONS. The Optionee acknowledges and agrees that (a) the Shares he may acquire upon exercise of the Option may not be transferred unless they become registered under the Act or unless the holder thereof establishes to the satisfaction of the Company that an exemption from such registration is available, (b) the Company will have no obligation to provide any such registration or take such steps as are necessary to permit sale of such Shares without registration pursuant to Rule 144 under the Act or otherwise, (c) at such time as such Shares may be disposed of in routine sales without registration in reliance on Rule 144 under the Act, such disposition may be made only in limited amounts in accordance with all of the terms and conditions of Rule 144 and (d) if the Rule 144 exemption is not available, compliance with some other exemption from registration will be required.

16.  WITHHOLDING TAXES.

     (a) Whenever Shares are to be delivered pursuant to the exercise of the Option, the Committee may require as a condition of delivery that the Optionee remit an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto. The Company may, as a condition of the exercise of the Option, deduct from any salary or other payments due to the Optionee, an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto or to the delivery of any Shares under the Plan.

     (b) With the consent of the Committee in its sole discretion, (i) the Optionee may satisfy all or part of any withholding requirements by delivery of unrestricted Shares owned by the Optionee for at least one year (or such other period as the Committee may determine) having a Fair Market Value (determined as of the date of such delivery) equal to all or part of the amount to be withheld; provided, that the Committee may require the Optionee to furnish an opinion of counsel or other evidence acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent and/or
          (ii) the Optionee may direct that Shares to be issued pursuant to the exercise of the Option be used to satisfy any withholding obligation; provided, that for purposes of satisfying any such obligation the value of a Share shall be equal to the Spread.

17. CONSTRUCTION. The captions and section numbers appearing in this Agreement are inserted only as a matter of convenience. They do not define, limit, construe or describe the scope or intent of the provisions of this Agreement. The use of the singular or plural herein shall not be restrictive as to number and shall be interpreted in all cases as the context shall require. The use of the feminine, masculine or neuter pronoun shall not be restrictive as to gender and shall be interpreted in all cases as the context may require.

18. TIME PERIODS, ETC. Any action required to be taken under this Agreement within a certain number of days shall be taken within that number of calendar days; provided, however, that if the last day for taking such action falls on a weekend or a holiday, the period during such action may be taken shall be automatically extended to the next business day. If the day for taking any action, or on which any action may be taken, under this Agreement falls on a weekend or a holiday, such action may be taken on the next business day.

19. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware and any applicable federal law.

20. NOTICES. Except as otherwise expressly provided herein, all notices hereunder shall be in writing and delivered or mailed by registered or certified mail, return receipt requested, or by private, overnight delivery services (such as Federal Express) as follows:

                 If to the Company:
                 New Horizons Worldwide, Inc.
                 c/o New Horizons Computer Learning Centers, Inc.
                 1231 East Dyer Road
                 Suite 140
                 Santa Ana, California 92705-5604

                 If to the Optionee:

                 Last address set forth on the records
                 of the Company or its Affiliates


     or at such other address as either party may hereafter designate by giving notice to the other party as set forth above.

21. FURTHER ASSURANCES. From time to time after the exercise of an Option, either party, upon request of the other and without further consideration, shall execute and deliver to the requesting party any document or instrument, and shall take any other action as may be reasonably requested, to give effect to the exercise of the Option and the terms of this Agreement.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer, and the Optionee has hereunto set his hand, all as of the day and year first above written.


                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    (the "Company")


                                                    By:_________________________
                                                       Its: ____________________


                                                    ____________________________
                                                    (the "Optionee")

                       NONQUALIFIED STOCK OPTION AGREEMENT


     THIS AGREEMENT is entered into as of January 15, 1999, by and between New Horizons Worldwide, Inc., a Delaware corporation (the "Company"), and Robert S. McMillan (the "Optionee").

                                   WITNESSETH:

     WHEREAS, the Company maintains the New Horizons Worldwide, Inc. Omnibus Equity Plan (the "Plan") for the benefit of eligible participants therein; and

     WHEREAS,  the Committee is currently  charged with  administering the Plan;
and

     WHEREAS, the Committee has determined that the Optionee, as a person eligible to receive awards under the Plan, should be granted nonqualified stock options to acquire Shares under the Plan upon the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, the Company and the Optionee hereby agree as follows:

1.   DEFINITIONS.

     (a) The following terms shall have the meanings set forth below whenever used in this instrument:

          (i) The word "Act" shall mean the federal Securities Act of 1933, as amended.

          (ii) The word "Agreement" shall mean this instrument as originally executed and as it may later be amended.

          (iii)The word "Company" shall mean New Horizons Worldwide, Inc., a Delaware corporation, and any successor thereto which shall maintain the Plan.

          (iv) The word "Disability" or "Disabled" shall mean the Optionee's inability, due to a mental or physical condition, to perform services for the Company and/or an Affiliate substantially consistent with past practice, as determined by the Committee pursuant to written certification of such condition from a physician acceptable to the Committee.

          (v) The word "Employee" shall mean any person who is an employee of either the Company or any Affiliate.

          (vi) The words "Fair Market Value" means, in respect of a Share, its fair market value as determined in the reasonable judgment of the Committee at any time.

          (vii)The word "Option" shall mean the right and option to purchase Shares pursuant to the terms of this Agreement.

          (viii) The words "Option Exercise Date" shall mean the date the Optionee exercises the Option by performing the acts described in
               Section 9 hereof.

          (ix) The word "Optionee" shall mean the person to whom the Option has been granted pursuant to this Agreement.

          (x) The words "Personal Representative" shall mean, following the Optionee's death, the person who shall have acquired, by will or by the laws of descent and distribution, the right to exercise the Option.

          (xi) The word "Plan" shall mean the New Horizons Worldwide, Inc. Omnibus Equity Plan, as it was originally adopted and as it may later be amended.

          (xii)The words "Pre-Tax Net Income" shall mean the Pretax Income of the Company for 1999 as determined by the Company for purposes of the Incentive Bonus described in the letter attached hereto as Exhibit A.

          (xiii) The word "Spread" shall mean, as of the Option Exercise Dare, an amount equal to the excess, if any, of the Fair Market Value of a Share in respect of which the Option is exercised over the Option Exercise Price.

          (xiv)The word "Transferee" shall mean the person or entity to whom rights to acquire Shares pursuant to the exercise of the Option shall have been transferred pursuant to Section 11 hereof.

          (xv) The words "2000 Exercise Date" shall mean the third business day following the date on which the Company receives its audited financial statements for calendar year 1999 from its independent certified public accountants.

     (b) The following terms when used in the Agreement shall have the meanings given them in the Plan: "Affiliate;" "Board;" "Change in Control;" "Code;" "Committee;" "Consent;" "Family Members;" "Option Exercise Price;" "Shares."

2. GRANT OF NONQUALIFIED OPTION. Effective as of the date of this Agreement, the Company grants to the Optionee, upon the terms and conditions set forth hereinafter, the right and option to purchase all or any lesser whole number of an aggregate of Six Thousand Six Hundred Sixty-Seven (6,667) Shares at an Option Exercise Price of $21.25 per Share. The Option shall for all purposes be a nonqualified stock option subject to the federal income tax treatment described in Section 1.83-7 of the Federal Income Tax Regulations. Both the Company and the Optionee shall, on their respective federal income tax returns, report any transaction relating to the Option in a manner consistent with the preceding sentence.

3. TERM OF OPTION. Except as otherwise provided herein, the Option shall expire at the close of regular business hours at the Company's principal executive office (currently located at 500 Campus Drive, Suite 200, Morganville, New Jersey 07751) on January 2, 2005, or, if earlier, on the applicable expiration date provided for in Sections 5, 6 and 7 hereof.

4.   EXERCISE DATES.

     (a) Except as otherwise provided herein, the Optionee shall be entitled to exercise the Option with respect to the number of Shares indicated below on or after the date indicated opposite such number below:

Initial and Additional       Total Shares with
Number of Shares with         Respect to Which                  Date Beginning
Respect to Which the           the Option May                  on Which Option
Option May be Exercised         be Exercised                   May be Exercised
-----------------------      -----------------                 ----------------

         3,334                      3,334                     2000 Exercise Date

         3,333                      6,667                      January 1, 2001


          Except as provided in Sections 5 and 6 hereof, the Option may not be exercised at any time unless the Optionee shall be an Employee at such time. (b) Notwithstanding Section 4(a) above:

          (i) if the Pre-Tax Net Income is less than $15,040,000, the Option may not be exercised in respect of any Shares;

          (ii) if the Pre-Tax Net Income is at least $15,040,000, but less than $17,694,000, the number of Shares for which the Option may be exercised as set forth in the Table in Section 4(a) shall be reduced (to the nearest whole Share) by the percentage (rounded down to the nearest whole percent) derived from the formula set forth below:

                      $17,694,000 minus Pre-Tax Net Income
                      ____________________________________ x 75%
                                   $2,654,000

          (iii)if the Pre-Tax Net Income is at least $17,694,000 the number of Shares for which the Option may be exercised as set forth in the Table in Section 4(a) shall not be reduced;

               PROVIDED, that the amounts of Pre-Tax Net Income shown above in this Section 4(b) may be equitably adjusted by the Committee to take account of (i) any material expansion or contraction of the Company's business operations during calendar year 1999, or (ii) any extraordinary events which occur during 1999, or (iii) any changes in the Company's accounting methodology that became effective in respect of calendar year 1999. Any such adjustment shall be made no later than the 2000 Exercise Date and shall be final and binding upon the Company and the Optionee. The Committee shall inform the Optionee of any such adjustment no later than the 2000 Exercise Date.

5. TERMINATION OF EMPLOYMENT, ETC. So long as the Optionee shall continue to be an Employee, the Option shall not be affected by (a) any temporary leave of absence approved in writing by the Company or an Affiliate, or (b) any change of duties or position (including transfer to or from an Affiliate). If the Optionee ceases to be an Employee for any reason other than death or Disability, the Option may be exercised only to the extent of the purchase rights, if any, which, pursuant to Section 4 hereof, existed as of the date the Optionee ceases to be an Employee (assuming, for this purpose only, that the 2000 Exercise Date was January 1, 2000) and which have not theretofore been exercised; provided, however, that the Committee may in its absolute discretion determine (but shall not be under any obligation to determine) that such purchase rights shall be deemed to include additional Shares which are subject to the Option. Except as provided in Section 6 below, upon an Optionee's ceasing to be an Employee, such purchase rights shall in any event terminate upon the earlier of either (a) three (3) months after the date the Optionee ceased to be an Employee (one (1) year after the date the Optionee ceased to be an Employee if the Optionee dies or becomes Disabled within three (3) months after ceasing to be an Employee), or (b) the last day of the term of the Option. Notwithstanding the preceding provisions of this Section 5, unless the Committee shall otherwise determine, upon (a) the Optionee's ceasing to be an Employee for any reason prior to January 1, 2000, (b) the Optionee's ceasing to be an Employee by reason of an involuntary termination of such status for good cause, as determined by the Committee, or (c) the Optionee's voluntary termination with the intention of rendering services to a competitor of the Company or any Affiliate or otherwise entering into competition with the Company or any Affiliate, directly or indirectly, or (d) the commission by the Optionee of a material breach of his obligations under any agreement with the Company or any Affiliate, the Optionee's right to purchase Shares pursuant to the exercise of the Option shall terminate.

6. OPTIONEE'S DEATH OR DISABILITY. If, after 1999, while the Optionee is an Employee, the Optionee dies or becomes Disabled, the Optionee or the Optionee's Personal Representative may, on or after the 2000 Exercise Date, immediately exercise the Option with respect to all of the Shares for which the Optionee could have exercised the Option had he survived and continued in employment until January 1, 2001. The Option shall in any event terminate upon the earlier of either (a) the first anniversary of the date the Optionee ceased to be an Employee; or (b) the last day of the term of the Option.

7. CHANGE IN CONTROL. Notwithstanding the provisions of Section 4 hereof, in connection with a Change in Control, the Optionee shall have the immediate and nonforfeitable right to exercise the Option with respect to all Shares covered by the Option. The Optionee shall be entitled to exercise the Option as provided in the immediately preceding sentence regardless of whether the surviving corporation in any merger or consolidation shall adopt and maintain the Plan. In the event the Option becomes exercisable pursuant to this Section 7, the Company shall notify the Optionee of his right to exercise the Option. Upon a Change in Control described in Section 1.6(b)(iii) of the Plan, the Option, to the extent not exercised, shall terminate unless the surviving corporation assumes the Option. In the event of a Change in Control described in Section 1.6(b)(iv) of the Plan, the Option, to the extent not exercised, shall terminate upon consummation of the Change in Control.

8. ADJUSTMENT UPON CHANGES IN CAPITALIZATION. The number of Shares which may be purchased upon exercise of an Option and the Option Exercise Price shall be appropriately adjusted as the Committee may determine for any change after the date of the Agreement in the number of issued Shares resulting from the subdivision or combination of Shares or other capital adjustments, or the payment of a stock dividend, or other change in the Shares effected without receipt of consideration by the Company; provided, that any fractional Shares resulting from any such adjustment shall be eliminated. Adjustments under this Section 8 shall be made by the Committee, whose determination as to the adjustments to be made, and the extent thereof, shall be final, binding and conclusive.

9. EXERCISE OF OPTION. The Option may be exercised by delivering to the Chairman, Vice Chairman, President or Chief Financial Officer of the Company at the then principal office address of the recipient officer, a completed Notice of Exercise of Option (obtainable from the Chief Financial Officer of the Company) setting forth the number of Shares with respect to which the Option is being exercised. Such Notice shall be accompanied by payment in full for the Shares, unless other arrangements satisfactory to the Committee for prompt payment of such amount are made. Payment of the Option Exercise Price may be made in any manner permitted by the Plan, subject to the consent of the Committee as applicable. With the consent of the Committee, the Optionee may effect a cashless exercise of the Option as described in the Plan. With the consent of the Committee in its sole discretion, payment for Shares acquired upon exercise of the Option may be made by delivery to the Company of an assignment of a sufficient amount of the proceeds from the sale of Shares acquired upon exercise of the Option to pay for all or some of the Shares acquired upon exercise of the Option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be made at the Optionee's direction on the Option Exercise Date; provided, that the Committee may require the Optionee to furnish an opinion of counsel acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent.

10.  ISSUANCE  OF  SHARE  CERTIFICATES.  Subject  to the last  sentence  of this
     Section 10, upon receipt by the Company prior to expiration of the Option of a duly completed Notice of Exercise of Option accompanied by payment for the Shares being purchased pursuant to such Notice (and, with respect to any Option exercised pursuant to Section 11 hereof by someone other than the Optionee, accompanied in addition by proof satisfactory to the Committee of the right of such person to exercise the Option), the Company shall deliver to the Optionee, within thirty (30) days of such receipt, a certificate for the number of Shares so purchased. The Optionee shall not have any of the rights of a stockholder with respect to the Shares which are subject to the Option unless and until a certificate representing such Shares is issued to the Optionee. The Company shall not be required to issue any certificates for Shares upon the exercise of the Option prior to
     (i)  obtaining  any  Consents  which  the  Committee  shall,  in  its  sole discretion, determine to be necessary or advisable, or (ii) the determination by the Committee, in its sole discretion, that no Consents need be obtained.

11. SUCCESSORS IN INTEREST, ETC. This Agreement shall be binding upon and inure to the benefit of any successor of the Company and the heirs, estate, and Personal Representative of the Optionee. A deceased Optionee's Personal Representative shall act in the place and stead of the deceased Optionee with respect to exercising an Option or taking any other action pursuant to this Agreement. The Option shall not be transferable other than by will or the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee only by the Optionee; provided, that a guardian or other legal representative who has been duly appointed for such Optionee may exercise the Option on behalf of the Optionee. Notwithstanding the preceding sentence, with the consent of the Committee in its sole discretion, the Optionee may transfer the rights under the Option in respect of some or all of the Shares which are subject to the Option to a Family Member or a trust for the exclusive benefit of the Optionee and/or Family Members, or a partnership or other entity affiliated with the Optionee that may be approved by the Committee. All terms and conditions of any Option, including provisions relating to the termination of the Optionee's employment with the Company and its Affiliates, shall continue to apply following a transfer made in accordance with this Section 11 and the Transferee shall have no greater right to exercise the Option than the Optionee would have in the absence of the transfer. The Option may be exercised by the Transferee only in accordance with the terms of this Agreement and the Transferee's exercise of the Option shall be subject to the Transferee and/or the Optionee satisfying all of the conditions relating to the exercise of the Option including, without limitation, provisions concerning payment of the Option Exercise Price and tax withholding.

12. PROVISIONS OF PLAN CONTROL. This Agreement is subject to all of the terms, conditions, and provisions of the Plan and to such rules, regulations, and interpretations relating to the Plan as may be adopted by the Committee and as may be in effect from time to time. A copy of the Plan is attached hereto as Exhibit B and is incorporated herein by reference. In the event and to the extent that this Agreement conflicts or is inconsistent with the terms, conditions, and provisions of the Plan, the Plan shall control, and this Agreement shall be deemed to be modified accordingly.

13. NO LIABILITY UPON DISTRIBUTION OF SHARES. The liability of the Company under this Agreement and any distribution of Shares made hereunder is limited to the obligations set forth herein with respect to such distribution and no term or provision of this Agreement shall be construed to impose any liability on the Company or the Committee in favor of any person with respect to any loss, cost or expense which the person may incur in connection with or arising out of any transaction in connection with this Agreement.

14. NO RIGHT TO BE EMPLOYED, ETC. Nothing in this Agreement shall confer upon the Optionee any right to continue as an Employee, or to serve as a member of the Board, or to interfere with or limit either the right of the Company or an Affiliate to terminate his employment at any time or the right of the stockholders of the Company to remove him as a member of the Board for any reason or with no reason.

15. RESALE LIMITATIONS. The Optionee acknowledges and agrees that (a) the Shares he may acquire upon exercise of the Option may not be transferred unless they become registered under the Act or unless the holder thereof establishes to the satisfaction of the Company that an exemption from such registration is available, (b) the Company will have no obligation to provide any such registration or take such steps as are necessary to permit sale of such Shares without registration pursuant to Rule 144 under the Act or otherwise, (c) at such time as such Shares may be disposed of in routine sales without registration in reliance on Rule 144 under the Act, such disposition may be made only in limited amounts in accordance with all of the terms and conditions of Rule 144 and (d) if the Rule 144 exemption is not available, compliance with some other exemption from registration will be required.

16.  WITHHOLDING TAXES.

     (a) Whenever Shares are to be delivered pursuant to the exercise of the Option, the Committee may require as a condition of delivery that the Optionee remit an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto. The Company may, as a condition of the exercise of the Option, deduct from any salary or other payments due to the Optionee, an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto or to the delivery of any Shares under the Plan.

     (b) With the consent of the Committee in its sole discretion, (i) the Optionee may satisfy all or part of any withholding requirements by delivery of unrestricted Shares owned by the Optionee for at least one year (or such other period as the Committee may determine) having a Fair Market Value (determined as of the date of such delivery) equal to all or part of the amount to be withheld; provided, that the Committee may require the Optionee to furnish an opinion of counsel or other evidence acceptable to the Committee to the effect that such delivery would not result in the Optionee incurring any liability under Section 16 of the Act and does not require any Consent and/or
          (ii) the Optionee may direct that Shares to be issued pursuant to the exercise of the Option be used to satisfy any withholding obligation; provided, that for purposes of satisfying any such obligation the value of a Share shall be equal to the Spread.

17. CONSTRUCTION. The captions and section numbers appearing in this Agreement are inserted only as a matter of convenience. They do not define, limit, construe or describe the scope or intent of the provisions of this Agreement. The use of the singular or plural herein shall not be restrictive as to number and shall be interpreted in all cases as the context shall require. The use of the feminine, masculine or neuter pronoun shall not be restrictive as to gender and shall be interpreted in all cases as the context may require.

18. TIME PERIODS, ETC. Any action required to be taken under this Agreement within a certain number of days shall be taken within that number of calendar days; provided, however, that if the last day for taking such action falls on a weekend or a holiday, the period during such action may be taken shall be automatically extended to the next business day. If the day for taking any action, or on which any action may be taken, under this Agreement falls on a weekend or a holiday, such action may be taken on the next business day.

19. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware and any applicable federal law.

20. NOTICES. Except as otherwise expressly provided herein, all notices hereunder shall be in writing and delivered or mailed by registered or certified mail, return receipt requested, or by private, overnight delivery services (such as Federal Express) as follows:

                 If to the Company:
                 New Horizons Worldwide, Inc.
                 c/o New Horizons Computer Learning Centers, Inc.
                 1231 East Dyer Road
                 Suite 140
                 Santa Ana, California 92705-5604

                 If to the Optionee:

                 Last address set forth on the records
                 of the Company or its Affiliates


     or at such other address as either party may hereafter designate by giving notice to the other party as set forth above.

21. FURTHER ASSURANCES. From time to time after the exercise of an Option, either party, upon request of the other and without further consideration, shall execute and deliver to the requesting party any document or instrument, and shall take any other action as may be reasonably requested, to give effect to the exercise of the Option and the terms of this Agreement.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer, and the Optionee has hereunto set his hand, all as of the day and year first above written.

                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    (the "Company")


                                                    By:_________________________
                                                       Its: ____________________



                                                    ____________________________
                                                    (the "Optionee")