Form 10-Q
period 1999-06-30
NEW HORIZONS WORLDWIDE INC
filed 1999-08-13
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         Not Applicable       to
                                 -------------------------      ---------------

Commission File Number           0-17840
                                 -------

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                             22-2941704
--------------------------------                     -------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                 500 Campus Drive, Morganville, New Jersey 07751
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (732) 536-8501
                                 --------------
              (Registrant's telephone number, including area code)
          _____________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

             Yes  [X]           No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares of common stock outstanding at June 30, 1999: 9,538,259

                          PART I: FINANCIAL INFORMATION
                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                       June 30, 1999 and December 31, 1998
                             (Dollars in thousands)



                                                            June        December
                                                          30, 1999      31, 1998
                                                          --------      --------
Assets                                                   (unaudited)

Current assets:
     Cash and cash equivalents .....................       $ 7,118      $ 6,873
     Investments ...................................           302       15,821
     Accounts receivable, net ......................        20,004       16,538
     Inventories ...................................         1,039          784
     Prepaid expenses ..............................         1,283        1,039
     Deferred income tax assets ....................         2,202        2,202
     Other current assets ..........................           893          773
                                                           -------      -------
         Total current assets ......................        32,841       44,030

Property, plant and equipment, net .................        16,126       13,818

Excess of cost over net assets of acquired
 companies, net of accumulated amortization ........        40,587       25,225

Cash surrender value of life insurance .............         1,292          863

Other assets .......................................         2,495        2,810
                                                           -------      -------

Total Assets .......................................       $93,341      $86,746
                                                           =======      =======



     See accompanying notes to condensed consolidated financial statements.

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                       June 30, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                            June        December
                                                          30, 1999      31, 1998
                                                          --------      --------
Liabilities and Stockholders' Equity                    (unaudited)

Current liabilities:
     Notes payable and current portion of long-term
         obligations ...................................   $    462    $  3,910
     Accounts payable ..................................      2,368       2,391
     Income taxes payable ..............................         43         354
     Deferred revenue ..................................      7,276       5,084
     Accounts payable to franchises ....................      3,751       3,497
     Other current liabilities .........................      8,965       7,843
                                                           --------    ---------
         Total current liabilities .....................     22,865      23,079

Long-term obligations, excluding current portion .......         96         267

Deferred income tax liabilities ........................        981         981

Deferred rent ..........................................        711         658
Other long-term liabilities ............................        216         192
                                                           --------    --------
         Total liabilities .............................     24,869      25,177
                                                           --------    --------
Stockholders' equity:
     Preferred stock, without par value, 2,000,000
         shares authorized, no shares issued ...........       --          --

Common stock, $.01 par value, 15,000,000 shares
         authorized; issued and outstanding 9,723,259
         shares in 1999 and 9,558,531 shares in 1998 ...         78          77

     Additional paid-in capital ........................     36,002      33,220

     Retained earnings .................................     33,607      29,517

     Treasury stock at cost - 185,000 shares in 1999
         and 1998 ......................................     (1,298)     (1,298)

     Accumulated other comprehensive income ............         83          53
                                                           --------    --------
     Total stockholders' equity ........................     68,472       61,569
                                                           --------    --------
Total Liabilities and Stockholders' Equity .............   $ 93,341    $ 86,746
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                  Condensed Consolidated Statements of Earnings

                  New Horizons Worldwide, Inc. and Subsidiaries

           Six and Three Months ended June 30, 1999 and June 30, 1998
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

                                                                       Six Months Ended                    Three Months Ended
                                                                 ------------------------------      ------------------------------
                                                                 June 30, 1999    June 30, 1998      June 30, 1999     June 30, 1998
                                                                 ------------------------------      ------------------------------

Revenues
   Franchising
        Franchise fees .....................................     $       1,069    $          708     $         681     $         535
        Royalties ..........................................             9,636             7,597             4,904             4,004
        Other ..............................................             1,317               944               737               540
                                                                 -------------    --------------     -------------     -------------
        Total franchising revenues .........................            12,022             9,249             6,322             5,079

   Company-owned training centers ..........................            37,980            23,246            21,578            12,731
                                                                 -------------    --------------     -------------     -------------
        Total revenues .....................................            50,002            32,495            27,900            17,810

Cost of revenues ...........................................            22,261            14,895            12,510             7,944

Selling, general and
   administrative expenses .................................            21,409            14,260            11,468             7,599
                                                                 -------------    --------------     -------------     -------------

Operating income ...........................................             6,332             3,340             3,922             2,267

Investment income, net .....................................               333               571               136               337
                                                                 -------------    --------------     -------------     -------------

Income before income taxes .................................             6,665             3,911             4,058             2,604

Provision for income taxes .................................             2,572             1,463             1,584               967
                                                                 -------------    --------------     -------------     -------------

Net income .................................................     $       4,093    $        2,448     $       2,474     $       1,637
                                                                 =============    ==============     =============     =============

Basic Earnings Per Share ...................................     $        0.43    $         0.27     $        0.26     $        0.18
                                                                 =============    ==============     =============     =============

Diluted Earnings Per Share .................................     $        0.41    $         0.26     $        0.25     $        0.17
                                                                 =============    ==============     =============     =============

     See accompanying notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
                Six Months ended June 30, 1999 and June 30, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                              Six Months Ended      Six Months Ended
                                                                                                June 30, 1999         June 30, 1998
                                                                                              ----------------      ----------------


Cash flows from operating activities
------------------------------------
Net income .............................................................................      $         4,093       $         2,448
Adjustments to reconcile net income to net cash provided by operating activities
  (net of acquisitions):
     Depreciation and amortization .....................................................                2,644                 1,899
     Deferred income taxes .............................................................                 --                     (23)
     Deferred compensation .............................................................                  148                  --
     Cash provided (used) from the change in:
       Accounts receivable .............................................................               (1,732)               (1,119)
       Inventories .....................................................................                  (42)                  130
       Prepaid expenses and other current assets .......................................                 (246)                   76
       Other assets ....................................................................                  384                  (252)
       Accounts payable ................................................................                 (378)                 (626)
       Other current liabilities .......................................................                  450                 4,099
       Income taxes payable/refundable .................................................                 (303)               (1,049)
       Deferred rent ...................................................................                  (15)                   78
                                                                                              ----------------      ----------------
         Net cash provided  by operating activities ....................................                5,003                 5,661
                                                                                              ----------------      ----------------

Cash flows from investing activities
------------------------------------
   Purchase of marketable securities ...................................................                 (279)              (22,115)
   Redemption of marketable securities .................................................               15,828                23,082
   Cash surrender value of life insurance ..............................................                 (429)                 --
   Additions to property, plant and equipment ..........................................               (3,884)               (1,257)
   Cash paid for acquired companies, net of cash received ..............................              (12,327)               (3,791)
                                                                                              ----------------      ----------------
     Net cash used by investing activities .............................................               (1,091)               (4,081)
                                                                                              ----------------      ----------------

Cash flows from financing activities
------------------------------------
   Proceeds from issuance of common stock ..............................................                   22                   365
   Proceeds from debt obligations ......................................................               (2,984)                   61
   Principal payments on debt obligations ..............................................                 (705)               (1,646)
                                                                                              ----------------      ----------------
     Net cash used by financing activities .............................................               (3,667)               (1,220)
                                                                                              ----------------      ----------------

Net increase in cash and cash equivalents ..............................................                  245                   360

Cash and cash equivalents at beginning of period .......................................                6,873                 3,129
                                                                                              ----------------      ----------------
Cash and cash equivalents at end of period .............................................      $         7,118       $         3,489
                                                                                              ===============       ===============

Supplemental disclosure of cash flow information
------------------------------------------------
   Cash was paid for:
     Interest ..........................................................................      $            39       $            78
                                                                                              ===============       ===============

     Income taxes ......................................................................      $         2,656       $         1,194
                                                                                              ===============       ===============


     See accompanying notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
                         Six Months ended June 30, 1999
                                   (Unaudited)
                             (Dollars in thousands)



Supplemental Disclosure of Noncash Transactions -

During the six months ended June 30, 1999, the Company completed the acquisitions of the Albuquerque, New Mexico, Charlotte, North Carolina, Sacramento and Stockton, California, and San Antonio, Texas franchises summarized as follows (Note 4):

           Fair value of assets acquired ................   $ 18,565

           Short term debt and other obligations incurred       (705)

           Value of stock issued ........................     (2,603)

            Cash paid, net of cash acquired .............    (12,327)
                                                            --------

           Liabilities assumed ..........................   $  2,930
                                                            ========

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

            For the Six Months Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations for the six and three month periods ended June 30, 1999 and June 30, 1998. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998.

Note 2 The investments consist of municipal funds as of June 30, 1999 and tax-exempt bonds and municipal funds as of December 31, 1998. The Company's investments are presented at their aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax, until realized.

Note 3 Certain items on the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 4    (a)  Albuquerque, New Mexico franchise

          On March 1, 1999, the Company purchased the assets of its franchise in Albuquerque, New Mexico. The consideration paid included $2,762 in cash, net of cash acquired, and 48,691 shares (38,953 shares prior to the Company's stock split) of the Company's common stock. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $3,779 which is being amortized over 25 years.

          (b) Charlotte, North Carolina franchise

          On April 1, 1999, the Company purchased the assets of its franchise in Charlotte, North Carolina. The consideration paid included $3,000 in cash, net of cash acquired, and 50,110 shares (40,088 shares prior to the Company's stock split) of the Company's common stock. The selling shareholder will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $4,119 which is being amortized over 25 years.

          (c) Sacramento and Stockton, California franchises

          On April 1, 1999, the Company purchased the assets of its franchises in Sacramento and Stockton, California. The consideration paid included $2,915 in cash, net of cash acquired. The selling shareholder will receive additional cash consideration if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $3,515 which is being amortized over 25 years.

          (d) San Antonio, Texas franchise

          On May 6, 1999, the Company purchased the assets of its franchise in San Antonio, Texas. The consideration paid included $3,651 in cash, net of cash acquired, and 63,244 (50,595 shares prior to the Company's stock split) shares of the Company's common stock. The selling shareholder will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $4,500 which is being amortized over 25 years.

          If the results from the acquired locations had been included in the results of operations for the first six months of 1999 and 1998, the Company's revenue, net income, and earnings per share would have approximated the following:

                                         Six Months Ended       Six Months Ended
                                           June 30, 1999         June 30, 1998
                                         ----------------       ----------------

Revenue ...........................      $      54,605          $         43,797

Net Income ........................      $       3,738          $          2,999

Basic Earnings Per Share ..........      $        0.39          $           0.33

Diluted Earnings Per Share ........      $        0.37          $           0.32


Note 5 On May 4, 1999, a five-for-four split of the Company's common stock was approved. The stock split was effected in the form of a stock dividend and was paid to stockholders of record on May 18, 1999. Shares resulting from the split were issued on or about June 8, 1999.

Note 6 The Company is currently negotiating a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements. This credit facility will replace the one that expired in June 1999 and is expected to be finalized by September 1999.

Note 7 Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The Company's comprehensive income for the six months ended June 30, 1999 and 1998 is presented below:

                                         Six Months Ended       Six Months Ended
                                           June 30, 1999         June 30, 1998
                                         ----------------       ----------------

Net income ...........................   $          4,093       $         2,448

Other comprehensive income,
  net of tax:
     Unrealized holding gains/(losses)
       on available for sale securities
       arising during the year .......                 30                   (25)
                                         ----------------       ----------------

     Comprehensive income ............   $          4,123      $          2,423
                                         ================      ================


Note 8 In June 1997 the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by the Company for the fiscal year ended December 31, 1998.

          The Company operates in two business segments--company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue such as from the Major Accounts Program. The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company's segments is as follows:


                                                             Company-owned                             Executive
                                                                Centers           Franchising            Office         Consolidated
                                                             -------------        -----------          ---------        ------------
For the six months ended June 30, 1999
--------------------------------------
Revenues from external customers....................         $    37,980          $   12,022           $    --          $     50,002
Depreciation and amortization expenses..............               2,242                 402                --                 2,644
Income tax expense .................................               1,362               1,210                --                 2,572
Net income .........................................               2,122               1,971                --                 4,093

Total assets .......................................              68,901              18,006               6,434              93,341
Capital expenditures ...............................               2,337               1,454                  93               3,884

For the six months ended June 30, 1998
--------------------------------------
Revenues from external customers....................         $    23,246          $    9,249           $    --          $     32,495
Depreciation and amortization expenses..............               1,659                 240                --                 1,899
Income tax expense .................................                 435               1,028                --                 1,463
Net income .........................................                 983               1,465                --                 2,448

Total assets .......................................              38,404              12,664              24,808              75,876
Capital expenditures ...............................                 795                 460                   2               1,257

Note 9 As of December 31, 1997 the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

          The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

          The weighted average number of shares outstanding in determining Basic EPS for the six months ended June 30, 1999 and 1998 was 9,469,742 and 9,011,878 and for the three months ended June 30, 1999 and 1998 was 9,518,799 and 9,179,678. The weighted average number of shares outstanding used in determining Diluted EPS for the six months ended June 30, 1999 and 1998 was 10,001,548 and 9,355,280 and for the three months ended June 30, 1999 and 1998 was 10,053,743 and 9,597,471.

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

Revenues
--------
Revenues increased $10,090 or 56.7% to $27,900 for the second quarter of 1999 and increased $17,507 or 53.9% for the first half of 1999 compared to the same periods in 1998. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Hartford, Albuquerque, Sacramento, Stockton, Charlotte, and San Antonio franchises since the second quarter of 1998, revenue increases at franchises open more than twelve months, and additional franchises added to the system. System-wide revenues for the second quarter were $109,894, up 23.8% from $88,791 for the same period in 1998. For the first half of 1999, system-wide revenues grew 26.7% to $212,346 from $167,555 for the first half of 1998. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 16.3% in the second quarter of 1999 and 18.7% in the first half of 1999 compared to the same periods in 1998.

Cost of Revenues
----------------
Cost of revenues increased $4,566 or 57.5% for the second quarter of 1999 and increased $7,366 or 49.5% for the first half of 1999 compared to the same periods in 1998. As a percentage of revenues, cost of revenues increased to 44.8% in the second quarter of 1999 from 44.6% and decreased to 44.5% for the first half of 1999 from 45.8% compared to the same periods in 1998. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter and the first half of 1999 as discussed above, higher training, facilities and depreciation expenses in and associated with the acquisition of the Sacramento, Stockton, Charlotte, and San Antonio franchises in the second quarter of 1999 and the inclusion of Memphis and Nashville franchises, acquired in April 1998, for the full period in 1999. The increase in cost of revenues as a percentage of revenues in the second quarter was a result of the increase in company-owned revenue as a percentage of total revenue. The franchising segment operates at a higher gross margin than the company-owned segment. The decrease for the first half of 1999 was primarily due to improved absorption of fixed costs over an increased revenue base.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $3,869 or 50.9% for the second quarter of 1999 and increased $7,149 or 50.1% for the first half of 1999 compared to the same periods in 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 41.1% for the second quarter of 1999 and to 42.8% for the first half of 1999 from 42.7% and 43.9%, respectively, for the same periods in 1998. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, the expansion of the Major Accounts Program and the acquisition of the Sacramento, Stockton, Charlotte, and San Antonio franchises in the second quarter of 1999, and the inclusion of Memphis and Nashville franchises, acquired in April 1998, for the full period in 1999. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

Operating Income
----------------
Operating income increased to $1,655 or 73% for the second quarter of 1999 and increased $2,992 or 89.6% for the first half of 1999 compared to the same periods in 1998. The increase in operating income for the six months ended June 30, 1999 resulted mainly from the increase in revenues and the reduction in expenses as a percentage of revenues.

Investment Income, Net
----------------------
Investment income decreased $246 or 60.7% for the second quarter of 1999 and decreased $338 or 46.1% for the first half of 1999 compared to the same periods in 1998. As a percentage of revenues, investment income decreased to 0.6% for the second quarter of 1999 and to 0.8% for the first half of 1999 compared to 2.3% in both periods of 1998. The decrease in investment income in absolute dollars was due mainly to the use of funds to purchase the six franchises acquired since the first quarter of 1998 and the 8.3 acres of undeveloped land in Santa Ana, California.

Interest expense decreased $45 or 66.2% for the second quarter of 1999 and decreased $100 or 61.7% for the first half of 1999 compared to the same periods in 1998. The lower interest expense was due mainly to lower outstanding borrowings in the first six months of 1999 compared to the corresponding period in 1998.

Income Taxes
------------
The Company's effective tax rate was 39% for the second quarter of 1999 and 38.6% for the first half of 1999.

Liquidity and Capital Resources
-------------------------------
As of June 30, 1999, the Company's working capital was $9,976 and its cash, cash equivalents and short-term investments totaled $7,420. Working capital as of June 30, 1999 reflected a decrease of $10,975 or 52.4% from $20,951 as of December 31, 1998.

The Company is currently negotiating a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements. This credit facility will replace the one that expired in June 1999 and is expected to be finalized by September 1999.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first six months of 1999 the Company spent approximately $3,884 on capital items and anticipates spending up to a total of $7,500 during 1999.

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

Year 2000
---------
The issues raised by the inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year are commonly referred to as Year 2000 ("Y2K") issues. A company-wide Y2K compliance program has been implemented to determine Y2K issues and develop strategies to assure compliance. The compliance program has four major areas of concentration: internal information technology systems, non-information technology systems, systems and processes utilized by franchisees, and compliance issues related to major suppliers. A Y2K project team has been established and is directing the activity regarding the issues confronted in each area, monitoring progress of the effort, and reporting findings to management. As the Y2K compliance program proceeds, contingency plans are being prepared, updated, and implemented as necessary to address the risks identified.

With respect to internal information technology systems, among the most critical systems to the ongoing operations of both the company-owned and franchised training centers are those systems which provide customer contact and student registration information. The systems currently used by the company-owned centers are not Y2K compliant, but the Company has prepared the necessary upgrades. The cost of developing these upgrades has not been, and is not expected to be, material. Certain franchised locations use the same systems as the company-owned centers and have received these upgrades from the Company. Other franchised locations use contact management and/or student registration software from various vendors which, in many cases, may require updating to become Y2K compliant. Franchisees have been and will continue to be advised to bring their systems into compliance. However, simultaneous with these efforts, the Company has also engaged a third party to develop a comprehensive replacement information management system (NHMS) for use in all company-owned and franchised locations. The Company expects to commence deployment of this system, which is designed to be Y2K compliant, in the fourth quarter of 1999. In addition to the foregoing, the Company is reviewing its other computer hardware and software systems and upgrading or replacing them as necessary. With respect to the Company's accounting system currently used to consolidate results from the company-owned centers, the Company has selected a new system. The cost of the new system is expected to be less than $500. Installation was completed for the locations that did not have Y2K compliant accounting systems in the second quarter of 1999. The new system will be installed in the remaining centers by November 1999.

Regarding non-information technology systems, the project team has inventoried the items potentially affected by Y2K issues, and is currently assessing compliance of those systems considered to have the potential for a material impact. Those items which appear to have the potential for such an effect that are determined not to be in compliance will be upgraded or replaced before the end of 1999. Those costs are not expected to be material.

                          PART I. FINANCIAL INFORMATION
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                             (Dollars in thousands)


The Company is exposed to market risk related to changes in interest rates. It monitors the risks associated with interest rates and financial instrument positions.

The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No.115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 1999 and December 31, 1998, the Company's investments have been categorized as "available for sale" and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are included as a component of accumulated other comprehensive income, net of tax, until realized. Investments at June 30, 1999, consist of $302 in municipal bond funds. The bond funds were liquidated July 1, 1999.

There were net unrealized gains of $30 and $53 recorded as of June 30, 1999 and December 31, 1998, respectively.

The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

                     FORM 10Q - PART II: OTHER INFORMATION

Item 5.   Other Information

          Effective August 27, 1999, the Company's principal executive offices will be located at 1231 E. Dyer Road, Santa Ana, California 92705, [and the company's phone number will be (714) 432-7600].

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibit Index

(b) Reports on Form 8-K. During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated April 1, 1999 to report the Company's acquisition, through its indirect wholly-owned subsidiary, New Horizons Computer Learning Center of Charlotte, Inc., a Delaware corporation, of substantially all of the assets used in the computer training business conducted by INNOVAK International Incorporation, a South Carolina corporation.

          During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated April 1, 1999 to report the Company's acquisition, through its indirect wholly-owned subsidiary, New Horizons Computer Learning Center of Sacramento, Inc., a Delaware corporation, of substantially all of the assets used in the computer training business conducted by X-Tech Incorporated, a California corporation.

          During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated May 1, 1999 to report the Company's acquisition, through its indirect wholly-owned subsidiary, NHCLC of San Antonio, Inc., a Delaware corporation, of substantially all of the assets used in the computer training business conducted by SA Horizons Education, Inc., a Texas corporation.



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


                                                   NEW  HORIZONS WORLDWIDE, INC.
                                                   (Registrant)


Date:    August 13, 1999                       By: /s/
                                                   Robert S. McMillan
                                                   NEW HORIZONS WORLDWIDE, INC.
                                                   Chief Financial Officer