Form 10-Q
period 1999-09-30
NEW HORIZONS WORLDWIDE INC
filed 1999-11-12
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from    Not Applicable    to
                                       --------------          --------------

     Commission File Number   0-17840
                              -------

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                         22-2941704
     ---------------------------------                      --------------------
      (State or other jurisdiction                           (I.R.S. Employer
     of incorporation or organization)                      Identification No.)

                1231 East Dyer Road, Santa Ana, California 92705
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 432-7600
                                 --------------
              (Registrant's telephone number, including area code)
          _____________________________________________________________

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


     Number of shares  of  common  stock  outstanding  at  September  30,  1999:
     9,559,893

                          PART I: FINANCIAL INFORMATION
                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                    September 30, 1999 and December 31, 1998
                             (Dollars in thousands)


                                                   September            December
                                                    30, 1999            31, 1998
                                                   ---------            --------
 Assets                                           (unaudited)
 ------
 Current assets:
      Cash and cash equivalents .............      $   4,327            $  6,873
      Investments ...........................            720              15,821
      Accounts receivable, net ..............         23,179              16,538
      Inventories ...........................          1,327                 784
      Prepaid expenses ......................          1,313               1,039
      Deferred income tax assets ............          2,202               2,202
      Other current assets ..................            890                 773
                                                   ---------            --------
        Total current assets ................         33,958              44,030

    Property, plant and equipment, net ......         17,744              13,818

    Excess of cost over net assets of
     acquired companies, net of
      accumulated amortization ..............         55,793              25,225

    Cash surrender value of life
     insurance ..............................          1,291                 863

    Other assets ............................          3,319               2,810
                                                   ---------            --------
    Total Assets ............................      $ 112,105            $ 86,746
                                                   =========            ========



See accompanying notes to condensed consolidated financial statements.

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                    September 30, 1999 and December 31, 1998
                             (Dollars in thousands)


                                                   September            December
                                                    30, 1999            31, 1998
                                                   ---------            --------
                                                 (unaudited)

Liabilities and Stockholders' Equity
------------------------------------
   Current liabilities:
        Notes payable and current portion
            of long-term obligations .........    $      324           $   3,910
        Accounts payable .....................         2,341               2,391
        Income taxes payable .................           889                 354
        Deferred revenue .....................         8,411               5,084
        Accounts payable to franchises .......         4,231               3,497
        Other current liabilities ............         9,388               7,843
                                                  ----------           ---------
            Total current liabilities ........        25,584              23,079

   Long-term obligations, excluding ..........        12,067                 267
     current portion
   Deferred income tax liabilities ...........           981                 981

   Deferred rent .............................           735                 658

   Other long-term liabilities ...............           241                 192
                                                  ----------           ---------
            Total liabilities ................        39,608              25,177
                                                  ----------           ---------
   Stockholders' equity:
        Preferred stock, without par value,
         2,000,000 shares authorized, no
         shares issued .......................            --                  --
        Common stock, $.01 par value,
         15,000,000 shares authorized;
         issued and outstanding
         9,744,893 shares in 1999
         and 9,558,531 shares in 1998 ........            79                  77

        Additional paid-in capital ...........        37,020              33,220

        Retained earnings ....................        36,618              29,517

        Treasury stock at cost - 185,000
            shares in 1999 and 1998 ..........        (1,298)            (1,298)

        Accumulated other comprehensive income            78                  53
                                                  ----------           ---------
            Total stockholders' equity .......        72,497              61,569
                                                  ----------           ---------
   Total Liabilities and Stockholders' Equity     $  112,105           $  86,746
                                                  ==========           =========

         See accompanying notes to condensed consolidated financial statements.


                                            New Horizons Worldwide, Inc. and Subsidiaries

                                Three and Nine Months ended September 30, 1999 and September 30, 1998
                                                               (Unaudited)
                                           (Dollars in thousands except Earnings Per Share)


                                                      Three Months Ended                            Nine Months Ended
                                            -----------------------------------------     ------------------------------------------
                                            September 30,1999      September 30, 1998     September 30, 1999      September 30, 1998
                                            -----------------      ------------------     --------------------    ------------------
 Revenues
    Franchising
         Franchise fees .................   $             810      $              613     $             1,879     $            1,321
         Royalties ......................               5,120                   4,234                  14,756                 11,831
         Other ..........................                 670                     480                   1,987                  1,424
                                            -----------------      ------------------     -------------------     ------------------
         Total franchising revenues .....               6,600                   5,327                  18,622                 14,576

    Company-owned training centers ......              23,981                  14,332                  61,961                 37,578
                                            -----------------      ------------------     -------------------     ------------------
         Total revenues .................              30,581                  19,659                  80,583                 52,154

 Cost of revenues .......................              13,184                   8,635                  35,445                 23,530

 Selling, general and
    administrative expenses .............              12,685                   8,197                  34,094                 22,457
                                            -----------------      ------------------     -------------------     ------------------
 Operating income .......................               4,712                   2,827                  11,044                  6,167

 Investment income, net .................                  60                     323                     393                    894
                                            -----------------      ------------------     -------------------     ------------------
 Income before income taxes .............               4,772                   3,150                  11,437                  7,061

 Provision for income taxes .............               1,761                   1,281                   4,333                  2,744
                                            -----------------      ------------------     -------------------     ------------------
 Net income .............................   $           3,011      $            1,869     $             7,104     $            4,317
                                            =================      ==================     ===================     ==================

 Basic Earnings Per Share ...............   $            0.32      $             0.20     $              0.75     $             0.47
                                            =================      ==================     ===================     ==================

 Diluted Earnings Per Share .............   $            0.30      $             0.19     $              0.71     $             0.45
                                            =================      ==================     ===================     ==================

 See accompanying notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                   Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
           Nine Months ended September 30, 1999 and September 30, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Nine          Nine
                                                           Months        Months
                                                           Ended         Ended
                                                          September    September
                                                           30, 1999     30, 1998
                                                          ---------    ---------

Cash flows from operating activities
------------------------------------
Net income .............................................  $   7,104    $  4,317
Adjustments to reconcile net income to net cash provided
  by operating activities (net of acquisitions):
     Depreciation and amortization .....................      4,270       2,900
     Deferred income taxes .............................       --            96
     Deferred compensation .............................        103        --
     Cash provided (used) from the change in:
       Accounts receivable, net ........................     (3,876)     (3,335)
       Inventories .....................................       (213)        272
       Prepaid expenses and other current assets .......       (174)        (75)
       Other assets ....................................       (383)       (793)
       Accounts payable ................................       (405)       (192)
       Other current liabilities .......................      1,100       6,022
       Income taxes payable ............................        544      (1,049)
       Deferred rent ...................................        (29)         69
                                                          ---------    --------
         Net cash provided by operating activities .....      8,041       8,232
                                                          ---------    --------

Cash flows from investing activities
------------------------------------
   Purchase of marketable securities ...................     (4,148)    (23,723)
   Redemption of marketable securities .................     19,274      28,798
   Cash surrender value of life insurance ..............       (428)       --
   Additions to property, plant and equipment ..........     (5,565)     (2,170)
   Cash paid for acquired companies,net of cash acquired    (25,939)     (3,787)
   Cash paid for previous acquisitions (See Note 4).....     (1,973)        (66)
                                                          ---------    --------
     Net cash used by investing activities .............    (18,779)       (948)
                                                          ---------    --------

Cash flows from financing activities
------------------------------------
   Proceeds from issuance of common stock ..............         22         481
   Proceeds from debt obligations ......................     13,056          78
   Principal payments on debt obligations ..............     (4,886)     (1,977)
                                                          ---------    --------
     Net cash provided(used) by financing activities ...      8,192      (1,418)
                                                          ---------    --------

Net increase(decrease) in cash and cash equivalents ....     (2,546)      5,866

Cash and cash equivalents at beginning of period .......      6,873       3,129
                                                          ---------    --------
Cash and cash equivalents at end of period .............   $  4,327    $  8,995
                                                          =========    ========

Supplemental disclosure of cash flow information
------------------------------------------------
   Cash was paid for:
     Interest ..........................................   $     64    $    184
                                                          =========    ========
     Income taxes ......................................   $  3,355    $  2,740
                                                          =========    ========

See accompanying notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
                      Nine Months ended September 30, 1999
                                   (Unaudited)
                             (Dollars in thousands)



Supplemental Disclosure of Noncash Transactions
-----------------------------------------------
During the nine months ended September 30, 1999, the Company completed the acquisitions of the Albuquerque, New Mexico, Charlotte, North Carolina, Sacramento and Stockton, California, San Antonio, Texas and Denver, Colorado franchises summarized as follows (Note 4):

     Fair value of assets acquired .........................      $ 33,981

     Short term debt and other obligations incurred ........          (921)

     Value of stock issued .................................        (2,983)

     Cash paid, net of cash acquired .......................       (25,939)
                                                                  --------
     Liabilities assumed ...................................      $  4,138
                                                                  ========


During the nine months ended September 30, 1999, the Company issued 38,690 shares of stock with a value of $684 at the date of issuance for additional consideration for a previous acquisition.

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

       For the Nine Months Ended September 30, 1999 and September 30, 1998
                                   (Unaudited)
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and September 30, 1998. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998.

Note 2 The investments consist of short term money market funds as of September 30, 1999 and tax-exempt and municipal funds as of December 31, 1998. The Company's investments are presented at their aggregate fair value. Unrealized gains and losses are included as other comprehensive income, net of tax, until realized.

Note 3 Certain items on the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 4    (a)  Albuquerque, New Mexico franchise

               On March  1,  1999,  the  Company  purchased  the  assets  of its franchise in Albuquerque, New Mexico. The consideration paid included $2,762 in cash, net of cash acquired, and 48,691 shares (38,953 shares prior to the Company's stock split) of the Company's common stock. Based upon the average price of the
               Company's stock seven days before and after the date of the transaction, ($20.29 per share), total consideration paid for this acquisition was $3,791. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $3,755 which is being amortized over 25 years.

          (b)  Charlotte, North Carolina franchise

               On April 1, 1999, the Company purchased the assets of its franchise in Charlotte, North Carolina. The consideration paid included $3,000 in cash, net of cash acquired, and 50,110 shares (40,088 shares prior to the Company's stock split) of the Company's common stock. Based upon the average price of the
               Company's stock seven days before and after the date of the transaction ($19.19 per share), total consideration paid for this acquisition was $3,769. The selling shareholder will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $4,097 which is being amortized over 25 years.

          (c)  Sacramento and Stockton, California franchises

               On April 1, 1999, the Company purchased the assets of its franchises in Sacramento and Stockton, California. The consideration paid included $2,915 in cash, net of cash acquired. The selling shareholder will receive additional cash consideration if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $3,475 which is being amortized over 25 years.

          (d)  San Antonio, Texas franchise

               On May 6, 1999, the Company purchased the assets of its franchise in San Antonio, Texas. The consideration paid included $3,651 in cash, net of cash acquired, and 63,244 shares (50,595 shares prior to the Company's stock split) of the Company's common stock. Based upon the average price of the Company's stock seven days before and after the date of the transaction ($20.62 per share), total consideration paid for this acquisition was $4,843. The selling shareholder will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $4,486 which is being amortized over 25 years.

          (e)  Denver, Colorado franchise

               On September 1, 1999, the Company purchased the assets of its franchise in Denver, Colorado. The consideration paid included $13,611 in cash, net of cash acquired, and 21,634 shares of the Company's common stock. Based upon the average price of the
               Company's stock seven days before and after the date of the transaction ($17.56 per share), total consideration paid for this acquisition was $14,080. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $13,141 which is being amortized over 25 years.

          (f)  Cash Paid for Acquisitions

               During the nine months ended September 30, 1999, the Company granted additional consideration for previous acquisitions of $1,829 in cash and 38,690 in shares of the Company's stock due to the acquired centers meeting certain performance targets.

          If the results from the acquired locations had been included in the results of operations for the first nine months of 1999 and 1998, the Company's revenue, net income, and earnings per share would have approximated the following:

                                        Nine Months Ended      Nine Months Ended
                                       September 30, 1999     September 30, 1998
                                       ------------------     ------------------
          Revenue ..................   $           92,221     $           72,437

          Net Income ...............   $            6,861     $            5,147

          Basic Earnings Per Share .   $             0.71     $             0.55

          Diluted Earnings Per Share   $             0.67     $             0.53

Note 5 Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The Company's comprehensive income for the nine months ended September 30, 1999 and 1998 is presented below:

                                           Nine Months Ended   Nine Months Ended
                                          September 30, 1999  September 30, 1998
                                          ------------------  ------------------
          Net income                      $            7,104  $            4,317

          Other comprehensive income,
          net of tax:
               Unrealized holding gains
               on available for sale
               securities arising during
               the year                                   25                  47
                                          ------------------  ------------------
          Comprehensive income            $            7,129  $            4,364
                                          ==================  ==================

Note 6    In June 1997 the Financial Accounting Standards Board  issued SFAS No.
          131  "Disclosures  About  Segments of  an  Enterprise   and   Related
          Information." SFAS No. 131 was adopted by the Company for the fiscal year ended December 31, 1998.

          The Company operates in two business segments - company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue such as from Corporate Education Solutions. The two segments are identified on the basis of the source of revenues and the services offered. Information on the Company's segments is as follows:

                                   Company-                 Exec-
                                     owned       Fran-      cutive       Consol-
                                    Centers     chising     Office        idated
                                   --------    --------    --------     --------
For the nine months ended
 September 30, 1999

Revenues from external
  customers ...................    $ 61,961    $ 18,622    $   --       $ 80,583

Depreciation and
  amortization expenses .......       3,630         640        --          4,270
Income tax expense ............       2,385       1,948        --          4,333
Net income ....................       3,978       3,126        --          7,104

Total assets ..................      87,845      19,599       4,661      112,105
Capital expenditures ..........       3,726       1,854         (15)       5,565

                                   Company-                 Exec-
                                     owned       Fran-      cutive       Consol-
                                    Centers     chising     Office        idated
                                   --------    --------    --------     --------
For the nine months ended
 September 30, 1998

Revenues from external
  customers ....................     $37,578     $14,576     $  --       $52,154
Depreciation and
  amortization expenses ........       2,526         374        --         2,900
Income tax expense .............         994       1,750        --         2,744
Net income .....................       1,931       2,386        --         4,317

Total assets ...................      40,277      18,029      21,706      80,012
Capital expenditures ...........       1,589         577           4       2,170

Note 7 The Company computes earnings per share based on SFAS No.128,"Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

          The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

          The weighted average number of shares outstanding in determining EPS was as follows:

                            Three Months Ended            Nine Months Ended
                         -------------------------     -------------------------
                          September      September      September      September
                           30,1999        30, 1998       30, 1999       30, 1998
                         ----------      ---------     ----------      ---------
Basic EPS ..........      9,545,314      9,281,979      9,495,210      9,102,901

Diluted EPS ........     10,135,133      9,770,060     10,044,267      9,510,903

          The difference between the shares used for calculating Basic EPS and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, and revenue earned from Corporate Education Solutions (formerly known as Major Accounts Program). Cost of revenues consists primarily of costs associated with franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, courseware development, accounting and finance support, Corporate Education Solutions support, advertising expenses, and franchise sales expenses.

Revenues
--------
Revenues increased $10,922 or 55.6% to $30,581 for the third quarter of 1999 and increased $28,429 or 54.5% for the first nine months of 1999 compared to the same periods in 1998. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Hartford, Albuquerque, Sacramento, Stockton, Charlotte, San Antonio and Denver franchises since the third quarter of 1998, revenue increases at franchises open more than twelve months, and additional franchises added to the system. System-wide revenues for the third quarter were $113,310, up 21.2% from $93,482 for the same period in 1998. For the first nine months of 1999, system-wide revenues grew 24.8% to $325,656 from $261,037 for the third quarter of 1998. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 12.6% in the third quarter of 1999 and 16.5% in the first nine months of 1999 compared to the same periods in 1998.

Cost of Revenues
----------------
Cost of revenues increased $4,549 or 52.7% for the third quarter of 1999 and increased $11,915 or 50.6% for the first nine months of 1999 compared to the same periods in 1998. As a percentage of revenues, cost of revenues decreased to 43.1% in the third quarter of 1999 from 43.9% and decreased to 44.0% for the first nine months of 1999 from 45.1% compared to the same periods in 1998. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter and the first nine months of 1999 as discussed above, higher training, facilities and depreciation expenses in and associated with the acquisition of the Sacramento, Stockton, Charlotte, San Antonio and Denver franchises in the first nine months of 1999 and the inclusion of the Memphis, Nashville, and Hartford franchises for the full period in 1999. The decrease in cost of revenues as a percentage of revenues was primarily due to improved absorption of fixed costs over an increased revenue base.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $4,488 or 54.8% for the third quarter of 1999 and increased $11,637 or 51.8% for the first nine months of 1999 compared to the same periods in 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 41.5% for the third quarter of 1999 and to 42.3% for the first nine months of 1999 from 41.7% and 43.1%, respectively, for the same periods in 1998. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, franchise support of international operations, the expansion of Corporate Education Solutions, the acquisition of the Sacramento, Stockton, Charlotte, San Antonio and Denver franchises in the first nine months of 1999, and the inclusion of the Memphis, Nashville, and Hartford franchises for the full period in 1999. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

Operating Income
----------------
Operating income increased $1,885 or 66.7% for the third quarter of 1999 and increased $4,877 or 79.1% for the first nine months of 1999 compared to the same periods in 1998. The increase in operating income for the three and nine months ended September 30, 1999 resulted mainly from the increase in revenues and the reduction in expenses as a percentage of revenues.

Investment Income, Net
----------------------
Investment income decreased $220 or 59.6% for the third quarter of 1999 and decreased $558 or 50.6% for the first nine months of 1999 compared to the same periods in 1998. As a percentage of revenues, investment income decreased to 0.5% for the third quarter of 1999 and to 0.7% for the first nine months of 1999 from 1.9% and 2.1%, respectively, for the same periods in 1998. The decrease in investment income in absolute dollars was due mainly to the use of funds to purchase the nine franchises acquired since the first quarter of 1998 and the
8.3 acres of undeveloped land in Santa Ana, California.

Interest expense increased $43 or 93.5% for the third quarter of 1999 and decreased $57 or 27.4% for the first nine months of 1999 compared to the same periods in 1998. The decrease in interest expense was due mainly to lower outstanding borrowings in the first nine months of 1999 compared to the corresponding period in 1998.

Income Taxes
------------
The Company's effective tax rate was 36.9% for the third quarter of 1999 and 37.9% for the first nine months of 1999.

Liquidity and Capital Resources
-------------------------------
As of September 30, 1999, the Company's working capital was $8,374 and its cash, cash equivalents and short-term investments totaled $5,047. Working capital as of September 30, 1999 reflected a decrease of $12,577 or 60.0% from $20,951 as of December 31, 1998.

The Company negotiated a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements. Total borrowings at September 30, 1999 were $12 million under the acquisition financing portion of the line of credit agreement.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first nine months of 1999 the Company spent approximately $5,565 on capital items and anticipates spending up to a total of $7 million during 1999.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.

Information About Forward Looking Statements
--------------------------------------------
The statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, such words as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act. Important factors which may result in variations from results contemplated by such forward-looking statements include, but are by no means limited to: (1) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training which could have more favorable economics with respect to timing and delivery costs and the emergence of just-in-time interactive training; (2) the Company's ability to attract and retain qualified instructors; (3) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (4) the level of expenditures devoted to upgrading information systems and computer software by customers; (5) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and
(6) the Company's ability to manage the growth of its business.

The Company's strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in the United States which have demonstrated the ability to achieve exceptional profitability while increasing market share, and the acquisition of companies in similar or of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trend toward outsourcing. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely effected.

Year 2000
---------
The issues raised by the inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year are commonly referred to as Year 2000 ("Y2K") issues. A company-wide Y2K compliance program has been implemented to determine Y2K issues and develop strategies to assure compliance. The compliance program has four major areas of concentration: internal information technology systems, non-information technology systems, systems and processes utilized by franchisees, and compliance issues related to major suppliers. A Y2K project team has been established and is directing the activity regarding the issues confronted in each area, monitoring progress of the effort, and reporting findings to management. As the Y2K compliance program proceeds, contingency plans have been prepared, updated, and implemented as necessary to address the risks identified.

With respect to internal information technology systems, among the most critical systems to the ongoing operations of both the company-owned and franchised training centers are those systems which provide customer contact and student registration information. The systems currently used by the company-owned centers are now Y2K compliant. Certain franchised locations use the same systems as the company-owned centers and have received upgrades from the Company which should make them Y2K compliant. Other franchised locations use contact management and/or student registration software from various vendors which, in many cases, may require updating to become Y2K compliant. Franchisees have been and will continue to be advised to bring their systems into compliance. The Company is reviewing its computer hardware and upgrading or replacing items as necessary. With respect to the Company's accounting system currently used to consolidate results from the company-owned centers, a new system was selected and installation was completed by the end of the third quarter, 1999 at those locations that did not have Y2K compliant accounting systems at a total project cost of not more than $500.

Regarding non-information technology systems, the project team has inventoried the items potentially affected by Y2K issues, and believe that none have the potential for a material adverse impact.

                          PART I. FINANCIAL INFORMATION
                             (Dollars in thousands)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. It monitors the risks associated with interest rates and financial instrument positions.

The Company's primary interest rate risk exposure results from floating rate debt on its line of credit. At September 30, 1999, most of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from September 30, 1999 rates, and assuming no changes in long-term debt from the September 30, 1999 levels, the additional annual expense would be approximately $120 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No.115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 1999 and December 31, 1998, the Company's investments have been categorized as "available for sale" and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are included as a component of accumulated other comprehensive income, net of tax, until realized. Investments at September 30, 1999 consist of $720 in short term money market funds.

There were unrealized gains of $78 and $53 recorded as of September 30, 1999 and December 31, 1998, respectively.

The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

                         PART II. FINANCIAL INFORMATION
                             (Dollars in thousands)


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c) Recent Sale of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q other than the following:

On September 1, 1999, the Company acquired its franchise locations in Denver, Englewood, Broomfield, and Colorado Springs, Colorado for $13,611 in cash, net of cash acquired, and 21,634 shares of the Company's common stock. The average price of the Company's stock seven days before and after the date of the transaction was $17.56 per share of common stock. Thus, the aggregate value of the 21,634 shares of common stock on the date of the transaction was $380. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

                           PART II: Other Information


Item 5.   Other Information

          Effective August 27, 1999, the Company's principal executive office is located at 1231 E. Dyer Road, Santa Ana, California 92705, and the Company's phone number is 714-432-7600.


Item 6.   Exhibits and Reports on Form 8-K


(a)       Exhibit Index

(b) Reports on Form 8-K. During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated September 1, 1999 to report the Company's acquisition, through its indirect wholly-owned subsidiary, New Horizons Computer Learning Center of Denver, Inc., a Delaware corporation, of substantially all of the assets used in the computer training business conducted by Vernon Business Systems, Inc., a Colorado corporation.

Exhibit
Number    Description of Documents

4.1       Secured Revolving Line of Credit, guaranteed by the Registrant*

10.1** Relocation Agreement dated July 27, 1999 between the Registrant and Thomas J. Bresnan*

27        Financial Data Schedule*



          *   Filed herewith
          **  Compensatory plan or agreement

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  NEW HORIZONS WORLDWIDE, INC.
                                                           (Registrant)


Date:    November 12, 1999                        By:  /s/
                                                  Robert S. McMillan
                                                  NEW HORIZONS WORLDWIDE, INC.
                                                  Chief Financial Officer

                             BUSINESS LOAN AGREEMENT


     This Agreement dated as of August 23rd, 1999, is between Bank of America N.A. (the "Bank") and New Horizons Worldwide, Inc., a Delaware corporation (the "Borrower").

1.  FACILITY NO. ONE:  LINE OF CREDIT AMOUNT AND TERMS

     1.1  Line of Credit Amount.

          (a) During the availability period described below, the Bank will provide a line of credit ("Facility No. One") to the Borrower. The amount of the line of credit (the "Facility No. One Commitment") is Five Million Dollars ($5,000,000).

          (b) This is a revolving line of credit providing for cash advances and letters of credit. During the availability period, the Borrower may repay principal amounts and reborrow them.

          (c) The Borrower agrees not to permit the outstanding principal balance of advances under the line of credit plus the outstanding amounts of any letters of credit, including amounts drawn on letters of credit and not yet reimbursed, to exceed the Facility No. One Commitment.

          (d) The Borrower may at any time, upon not less than ten (10) days written notice to the Bank, terminate or reduce the amount of the Facility No. One Commitment, and any such reduction will be in an amount not less than One Million Dollars ($1,000,000) and any multiple thereof. Any termination in full of Facility No. One will be accompanied by a prepayment in full of the unpaid principal amount of the advances then outstanding, together with the payment of any accrued and unpaid interest and fees. Any reduction in the Facility No. One Commitment will be accompanied by the prepayment of the respective advances to the extent, if any, that the aggregate principal amount thereof plus the outstanding amounts of any letters of credit including amounts drawn on letters of credit and not yet reimbursed, exceed the Facility No. One Commitment as then reduced.

     1.2 Availability Period. The line of credit is available between the date of this Agreement and September 30, 2002 (the "Facility No. One Expiration Date") unless an Event of Default (as defined in Section
          10) exists.

     1.3 Interest Rate.

          (a) Unless the Borrower elects an optional interest rate as described below, the interest rate is the Bank's Reference Rate minus one half of one percentage point (0.50%).

          (b) The Reference Rate is the per annum rate of interest publicly announced from time to time by the Bank as its Reference Rate. The Reference Rate is set by the Bank based on various factors, including the Bank's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans. The Bank may price loans to its customers at, above, or below the Reference Rate. Any change in the Reference Rate shall take effect at the opening of business on the day specified in the public announcement of a change in the Bank's Reference Rate.

     1.4  Repayment Terms.

          (a) The Borrower will pay interest on August 30, 1999, and then monthly thereafter until payment in full of any principal outstanding under this line of credit.

          (b) The Borrower will repay in full all principal and any unpaid interest or other charges outstanding under this line of credit no later than the Facility No. One Expiration Date. Any interest period for an optional interest rate (as described below) shall expire no later than the Facility No. One Expiration Date.


     1.5 Optional Interest Rates. Instead of the interest rate based on the Bank's Reference Rate, the Borrower may elect the optional interest rates listed below for this Facility No. One during interest periods agreed to by the Bank and the Borrower. The optional interest rates shall be subject to the terms and conditions described later in this Agreement. Any principal amount bearing interest at an optional rate under this Agreement is referred to as a "Portion." The following optional interest rate is available:

          (a) the LIBOR Rate plus one and three-quarters percentage points (1.75%).

     1.6  Letters of Credit.

          (a)  This line of credit may be used for financing:

               (i) commercial letters of credit with a maximum maturity of 365 days but not to extend more than 120 days beyond the Facility No. One Expiration Date. Each commercial letter of credit will require drafts payable at sight.

               (ii) standby  letters of credit  with a maximum  maturity  of 365 days but not to extend more than 120 days beyond the Facility No. One Expiration Date.

               (iii)The amount of the letters of credit  outstanding  at any one time (including amounts drawn on letters of credit and not yet reimbursed) may not exceed One Million Dollars ($1,000,000).

          (b)  The Borrower agrees:

              (i)  any sum drawn under a letter of credit may, at the option of the Bank, be added to the principal amount outstanding under this Agreement. The amount will bear interest and be due as described elsewhere in this Agreement.

               (ii) if there is an Event of  Default  under this  Agreement,  to
                    immediately   prepay   and  make  the  Bank  whole  for  any
                    outstanding letters of credit.

               (iii)the issuance of any letter of credit and any  amendment to a letter of credit is subject to the Bank's written approval and must be in form and content satisfactory to the Bank and in favor of a beneficiary acceptable to the Bank.

               (iv) to sign  the  Bank's  form  Application  and  Agreement  for
                    Commercial Letter of Credit or Application and Agreement for Standby Letter of Credit.

               (v) to pay any standard issuance and/or other standard fees that the Bank notifies the Borrower will be charged for issuing and processing letters of credit for the Borrower.

               (vi) to  allow  the Bank to  automatically  charge  its  checking account for applicable fees, discounts, and other charges.

               (vii)to pay the Bank a  non-refundable  fee  equal  to 1.75%  per annum of the outstanding undrawn amount of each standby letter of credit, payable quarterly in advance, calculated on the basis of the face amount outstanding on the day the fee is calculated. If there is an Event of Default which has occurred and is continuing under this Agreement, at the Bank's option upon written notice to the Borrower, the amount of the fee shall be increased to 3.75% per annum, effective starting on the day the Bank provides notice of the increase to the Borrower.

2.  FACILITY NO. TWO LINE OF CREDIT AMOUNT AND TERMS

     2.1  Line of Credit Amount.

          (a) During the availability period described below, the Bank will provide a line of credit ("Facility No. Two") to the Borrower. The amount of the line of credit (the "Facility No. Two Commitment") is Twenty Million Dollars ($20,000,000).

          (b) This is a revolving line of credit with a term repayment option, and providing for cash advances. During the availability period, the Borrower may repay principal amounts and reborrow them.

          (c) The Borrower agrees not to permit the outstanding principal balance of advances under the line of credit to exceed the Facility No. Two Commitment.

     2.2 Availability Period. The line of credit is available between the date of this Agreement and December 31, 2000 (the "Facility No. Two Expiration Date") unless an Event of Default exists.

     2.3 Interest Rate. Unless the Borrower elects an optional rate as described below, the interest rate is the Bank's Reference Rate minus one-half of one percentage point (0.50%).

     2.4  Repayment Terms.

          (a) The Borrower will pay interest on August 30, 1999, and then monthly thereafter until payment in full of any principal outstanding under this line of credit.

          (b)  The Borrower will repay the principal  amount  outstanding on the
               Facility No., Two Expiration Date in 16 successive equal quarterly installments starting March 31, 2001. On December 31, 2004, the Borrower will repay the remaining principal balance plus any interest then due.

          (c) The Borrower may prepay the loan in full or in part at any time. The prepayment will be applied to the most remote payment of principal due under this Agreement.

          (d) Notwithstanding the repayment terms in (b) above, the Borrower will be required to repay in full the outstanding principal balance of Facility No. Two, together with any interest then due, if Facility No. One is terminated for any reason. Such termination could be the result of: (i) the Borrower's request to cancel the line; (ii) cancellation of the line by the Bank because of an Event of Default; (iii) the Bank's decision not to renew the line of credit beyond any applicable availability period; or (iv) the Borrower's decision not to accept the Bank's offer to renew the line of credit upon such terms and condition as may be offered by the Bank. Repayment of Facility No. Two shall be due on the date of cancellation of Facility No. One, as referred to in (i) and (ii) above, or for any non-renewal of Facility No. One, as referred to in (iii) and (iv) above, on September 30, 2002.

     2.5 Optional Interest Rates. Instead of the interest rate based on the Bank's Reference Rate, the Borrower may elect the optional interest rates listed below for this Facility No. Two during the interest periods agreed to by the Bank and the Borrower. The optional interest rates shall be subject to the terms and conditions described later this Agreement. Any principal amount bearing interest at an optional rate under this Agreement is referred to as a "Portion". The following optional interest rate is available:

          (a) The LIBOR Rate plus one and three-quarters percentage points (1.75%).

3.   OPTIONAL INTEREST RATES

     3.1 Optional Rates. Each optional interest rate is a rate per year. Interest will be paid on the last day of each interest period, and, if the interest period is longer than one month then on the last day of each month during the interest period. At the end of any interest period, the interest rate will revert to the rate based on the Reference Rate, unless the Borrower has designated another optional interest rate for the Portion. No Portion will be converted to a different interest rate during the applicable interest period. Upon the occurrence and continuance of an Event of Default under this Agreement, the Bank may terminate the availability of optional interest rates for interest periods commencing after the default occurs.

     3.2 LIBOR Rate. The election of LIBOR Rates shall be subject to the following terms and requirements:

          (a) The interest period during which the LIBOR Rate will be in effect will be one, two or three weeks, or one, two, three, four, five, six, seven, eight, nine, ten, eleven, or twelve months. The first day of the interest period must be a day, other than a Saturday or a Sunday, on which the Bank is open for business in California, New York and London and dealing in offshore dollars (a "LIBOR Banking Day"). The last day of the interest period and the actual number of days during the interest period will be determined by the Bank using the practices of the London inter-bank market.

          (b) Each LIBOR Rate Portion will be for an amount not less than the following:

               (i) for interest periods of four months or longer, Five Hundred Thousand Dollars ($500,000).

               (ii) for  interest  periods  of one,  two or  three  months,  One
                    Million Dollars ($1,000,000).

               (iii)for interest  periods of one, two or three weeks,  an amount which, when multiplied by the number of days in the applicable interest period, is not less than thirty million (30,000,000) dollar-days.

          (c) The "LIBOR Rate" means the interest rate determined by the following formula, rounded upward to the nearest 1/100 of one percent. (All amounts in the calculation will be determined by the Bank as of the first day of the interest period.)

                    LIBOR Rate = London  Inter-Bank  Offered  Rate
                                 ---------------------------------
                                    (1.00 - Reserve Percentage)

         Where,

                    (i) "London Inter-Bank Offered Rate" means the interest rate at which the Bank's London Branch, London, Great Britain, would offer U.S. dollar deposits for the applicable interest period to other major banks in the London inter-bank market at approximately 11:00 a.m.
                         London time two (2) London Banking Days before the commencement of the interest period. A "London Banking Day" is a day on which the Bank's London Branch is open for business and dealing in offshore dollars.

                    (ii) "Reserve  Percentage"  means the  total of the  maximum reserve percentages for determining the reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency Liabilities, as defined in Federal Reserve Board Regulation D, rounded upward to the nearest 1/100 of one percent. The percentage will be expressed as a decimal, and will include, but not be limited to, marginal, emergency, supplemental, special, and other reserve percentages.

               (d) The Borrower shall irrevocably request a LIBOR Rate Portion no later than 12:00 noon San Francisco time on the LIBOR Banking Day preceding the day on which the London Inter-Bank Offered Rate will be set, as specified above. For example, if there are no intervening holidays or weekend days in any of the relevant locations, the request must be made at least three days before the LIBOR Rate takes effect.

               (e) The Borrower may not elect a LIBOR Rate with respect to any principal amount which is scheduled to be repaid before the last day of the applicable interest period.

               (f) Each prepayment of a LIBOR Rate Portion, whether voluntary, by reason of acceleration or otherwise, will be accompanied by the amount of accrued interest on the amount prepaid and a prepayment fee as described below. A "prepayment" is a payment of an amount on a date earlier than the scheduled payment date for such amount as required by this Agreement. The prepayment fee shall be equal to the amount (if any) by which:

                    (i) the additional interest which would have been payable during the interest period on the amount prepaid had it not been prepaid, exceeds

                    (ii) the interest  which would have been  recoverable by the
                         Bank by placing the amount prepaid on deposit in the domestic certificate of deposit market, the eurodollar deposit market, or other appropriate money market selected by the Bank, for a period starting on the date on which it was prepaid and ending on the last day of the interest period for such Portion (or the scheduled payment date for the amount prepaid, if earlier).

               (g) The Bank will have no obligation to accept an election for a LIBOR Rate Portion if any of the following described events has occurred and is continuing:

                    (i) Dollar deposits in the principal amount, and for periods equal to the interest period, of a LIBOR Rate Portion are not available in the London inter-bank market; or

                   (ii) the LIBOR Rate does not accurately  reflect the cost of a LIBOR Rate Portion.

4.   FEES AND EXPENSES

     4.1  Fees.

          (a) Unused commitment fee (Facility No. One). Upon the termination of Facility No. Two and/or the repayment in full of all obligations outstanding under Facility No. Two, the Borrower agrees to pay a fee (with respect to the period following such termination) on any difference between the Facility No. One Commitment, as the same may be reduced pursuant to Section 1.1(d) above, and the amount of credit it actually uses, determined by the weighted average credit outstanding during the specified period. The fee will be calculated at 0.25% per year. The calculation of credit outstanding shall include the undrawn amount of letters of credit. When applicable, the fee shall be payable in arrears on the last day of each calendar quarter until expiration of the Facility No. One availability period.

          (b) Unused commitment fee (Facility No. Two). The Borrower agrees to pay a fee for the period commencing January 1, 2000 and ending December 31, 2000, on any difference, if any, between $10,000,000 minus the amount of credit it actually uses, determined by the weighted average credit outstanding during the specified period. The fee will be calculated at 0.375% per year. This fee is due on March 31, 2000, and on the last day of each calendar quarter through December 31, 2000.

          (c) Waiver Fee. If the Bank, at its discretion, agrees to waive or amend any terms of this Agreement, the Borrower will, at the Bank's option, pay the Bank a fee for each waiver or amendment in an amount advised by the Bank at the time the Borrower requests the waiver or amendment. Nothing in this paragraph shall imply that the Bank is obligated to agree to any waiver or amendment requested by the Borrower. The Bank may impose additional requirements as a condition to any waiver or amendment.

     4.2  Expenses.   The  Borrower  agrees  to  promptly  repay  the  Bank  for reasonable expenses that include, but are not limited to, filing, recording and search fees and documentation fees.

     4.3 Reimbursement Costs. The Borrower agrees to reimburse the Bank for any reasonable expenses it incurs in the preparation of this Agreement and any agreement or instrument required by this Agreement. Expenses include, but are not limited to, reasonable attorneys' fees, including any allocated costs of the Bank's in-house counsel.

5.   DISBURSEMENTS, PAYMENTS AND COSTS

     5.1 Requests for Credit. Each request for an extension of credit will be made in writing in a manner acceptable to the Bank, or by another means acceptable to the Bank.

     5.2  Disbursements and Payments.

          (a) Disbursements by the Bank shall be made to Borrowers deposit account number 14587-26757, or such other of the Borrowers accounts with the Bank as designated in writing by the Borrower;

          (b) All payments and disbursements shall be made in immediately available funds;

          (c) All payments and disbursements shall be evidenced by records kept by the Bank. In addition, the Bank may, at its discretion, require the Borrower to sign one or more promissory notes.

     5.3  Telephone and Telefax Authorization.

          (a) The Bank may honor telephone or telefax instructions for advances or repayments or for the designation of optional interest rates and telefax requests for the issuance of letters of credit given by any one of the individuals authorized to sign loan agreements on behalf of the Borrower, or any other individual designated by any one of such authorized signers.

          (b) Advances will be deposited in and repayments will be withdrawn from the Borrower's account number 14587-26757, or such other of the Borrower's accounts with the Bank as designated in writing by the Borrower.

          (c) The Bank will provide written confirmation to the Borrower of transactions made based on telephone or telefax instructions. The Borrower agrees to notify the Bank promptly of any discrepancy
               between   the   confirmation   and  the   telephone   or  telefax
               instructions.

          (d) The Borrower indemnifies and excuses the Bank (including its officers, employees, and agents) from all liability, loss, and costs in connection with any act resulting from telephone or telefax instructions the Bank reasonably believes are made by any individual authorized by the Borrower to give such instructions. This indemnity and excuse will survive this Agreement's termination.

     5.4  Direct Debit (Pre-Billing).

          (a) The Borrower agrees that the Bank will debit the Borrower's deposit account number 14587-26757, or such other of the Borrower's accounts with the Bank as designated in writing by the Borrower (the "Designated Account") on the date each payment of principal and interest and any fees from the Borrower becomes due (the "Due Date"). If the Due Date is not a banking day, the Designated Account will be debited on the next banking day.

         (b) Approximately 10 days prior to each Due Date, the Bank will mail to the Borrower a statement of the amounts that will be due on that Due Date (the "Billed Amount"). The calculation will be made on the assumption that no new extensions of credit or payments will be made between the date of the billing statement and the Due Date, and that there will be no changes in the applicable interest rate.

          (c) The Bank will debit the Designated Account for the Billed Amount, regardless of the actual amount due on that date (the "Accrued Amount"). If the Billed Amount debited to the Designated Account differs from the Accrued Amount, the discrepancy will be treated as follows:

               (i) If the Billed Amount is less than the Accrued Amount, the Billed Amount for the following Due Date will be increased by the amount of the discrepancy. The Borrower will not be in default by reason of any such discrepancy.

               (ii) If the Billed  Amount is more than the Accrued  Amount,  the
                    Billed Amount for the following Due Date will be decreased by the amount of the discrepancy.

                    Regardless of any such  discrepancy,  interest will continue to accrue based on the actual amount of principal outstanding without compounding. The Bank will not pay the Borrower interest on any overpayment.

          (d) The Borrower will maintain sufficient funds in the Designated Account to cover each debit. If there are insufficient funds in the Designated Account on the date the Bank enters any debit authorized by this Agreement, the debit will be reversed.

     5.5  Direct Debit (Line of Credit)

          (a) The Borrower agrees that the Bank may create advances under the line of credit to pay interest and any fees that are due under this Agreement.

          (b) The Bank will create such advances on the dates the payments become due. If a due date does not fall on a banking day, the Bank will create the advance on the first banking day following the due date.

          (c) If the creation of an advance under the line of credit causes the total amount of credit outstanding under the line to exceed the limitations set forth in this Agreement, the Borrower will immediately pay the excess to the Bank upon the Bank's demand.

     5.6 Banking Days. Unless otherwise provided in this Agreement, a banking day is a day, other than a Saturday or a Sunday, on which the Bank is open for business in California. For amounts bearing interest at an offshore rate (if any), a banking day is a day other than a Saturday or a Sunday on which the Bank is open for business in California and dealing in offshore dollars. All payments and disbursements which would be due on a day which is not a banking day will be due on the next banking day. All payments received on a day which is not a banking day will be applied to the credit on the next banking day.

     5.7  Taxes.

          (a) If any payments to the Bank under this Agreement are made from outside the United States, the Borrower will not deduct any foreign taxes from any payments it makes to the Bank. If any such taxes are imposed on any payments made by the Borrower (including payments under this paragraph), the Borrower will pay the taxes and will also pay to the Bank, at the time interest is paid, any additional amount which the Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such taxes had not been imposed. The Borrower will confirm that it has paid the taxes by giving the Bank official tax receipts (or notarized copies) within 30 days after the due date.

          (b) Payments made by the Borrower to the Bank will be made without deduction of United States withholding or similar taxes. If the Borrower is required to pay U.S. withholding taxes, the Borrower will pay such taxes in addition to the amounts due to the Bank under this Agreement. If the Borrower fails to make such tax payments when due, the Borrower indemnifies the Bank against any liability for such taxes, as well as for any related interest, expenses, additions to tax, or penalties asserted against or suffered by the Bank with respect to such taxes.

     5.8 Additional Costs. The Borrower will pay the Bank, on written demand, for the Bank's costs or losses incurred not more than sixty (60) days prior to the date of such written demand, arising from any statute or regulation, or any request or requirement of a regulatory agency which is applicable to all national banks or a class of all national banks. The costs and losses will be allocated to the loan in a manner determined by the Bank, using any reasonable method. The costs include the following:

          (a)  any reserve or deposit requirements; and

          (b) any capital requirements relating to the Bank's assets and commitments for credit.

     5.9 Interest Calculation. Except as otherwise stated in this Agreement, all interest and fees, if any, will be computed on the basis of a 360-day year and the actual number of days elapsed. This results in more interest or a higher fee than if a 365-day year is used. Installments of principal which are not paid when due under this Agreement shall continue to bear interest until paid.

    5.10 Default Rate. Upon the occurrence and during the continuation of any Event of Default under this Agreement, following written notice from the Bank, principal amounts outstanding under this Agreement will at the option of the Bank bear interest at a rate which is two (2) percentage point(s) higher than the rate of interest otherwise provided under this Agreement. This will not constitute a waiver of any default.

     5.11 Interest Compounding. At the Bank's sole option in each instance, any interest, fees or costs which are not paid when due under this Agreement shall bear interest from the due date at the Bank's Reference Rate plus two (2) percentage points. This may result in compounding of interest.

     5.12 Overdrafts. At the Bank's sole option in each instance, the Bank may do one of the following:

          (a) The Bank may make advances under this Agreement to prevent or cover an overdraft on any account of the Borrower with the Bank. Each such advance will accrue interest from the date of the advance or the date on which the account is overdrawn, whichever occurs first, at the interest rate described in this Agreement.

          (b) The Bank may reduce the amount of credit otherwise available under this Agreement by the amount of any overdraft then outstanding on any account of the Borrower with the Bank.

               This paragraph shall not be deemed to authorize the Borrower to create overdrafts on any of the Borrower's accounts with the Bank.

6.   CONDITIONS

     The Bank must receive the following items, in form and content acceptable to the Bank, before it is required to extend any credit to the Borrower under this Agreement:

     6.1 Authorizations. Evidence that the execution, delivery and performance by the Borrower and each guarantor of this Agreement and any instrument or agreement required under this Agreement have been duly authorized.

     6.2 Governing Documents. A copy of the articles of incorporation or organization for the Borrower and each subsidiary.

     6.3 Master Guaranty. A master continuing and unconditional guaranty ("Master Guaranty") signed by each subsidiary set forth on Exhibit A hereto.

     6.4 Good Standing. Certificates of good standing for the Borrower and each subsidiary from its state of formation and from any other state in which the Borrower and each subsidiary is required to qualify to conduct its business.

     6.5 Payment of Fees. Payment of all accrued and unpaid expenses incurred by the Bank as required by the paragraph entitled "Reimbursement Costs."

     6.6  Year  2000   Information.   A   completed   Bank  form  of  Year  2000
          Questionnaire.

    6.7 Borrower Certificate. A certificate of the Borrower, signed by an authorized officer of Borrower, confirming to the best knowledge of Borrower, the accuracy in all material respects, of the Bank prepared company projections for the fiscal year end periods December 31, 1999 through December 31, 2003.

     6.8 Lien Search. A UCC lien search showing no security interests and liens on the assets of the Borrower and its subsidiaries, except those the Bank consents to in writing.

     6.9  Other Items. Any other items that the Bank reasonably requires.

7.   REPRESENTATIONS AND WARRANTIES

     When the Borrower signs this Agreement, and until the Bank is repaid in full, the Borrower makes the following representations and warranties. Each request for an extension of credit constitutes a renewed representation:

     7.1 Organization of Borrower. The Borrower is a corporation duly formed and existing under the laws of the state where organized. Each subsidiary of the Borrower including without limitation, the subsidiaries set forth on Exhibit A hereto (individually a Subsidiary and collectively, the Subsidiaries), is a corporation or a limited liability company duly formed and existing under the laws of the state where organized.

     7.2 Authorization. This Agreement, and any instrument or agreement required hereunder, are within the Borrower's powers, have been duly authorized, and do not conflict with any of its organizational papers. The execution, delivery and performance by each Subsidiary of the Master Guaranty is within its corporate powers, has been duly authorized and does not conflict with any of its organizational papers.

     7.3 Enforceable Agreement. This Agreement is a legal, valid and binding agreement of the Borrower, enforceable against the Borrower in accordance with its terms, and any instrument or agreement required hereunder from the Borrower or any Subsidiary, when executed and delivered, will be similarly legal, valid, binding and enforceable, except as enforceability thereof may be limited by bankruptcy, insolvency or other similar laws relating to or affecting enforcement of creditors rights generally or by general equitable principles.

     7.4 Good Standing. In each state in which the Borrower and each Subsidiary does business, it is properly licensed, in good standing, and, where required, in compliance with fictitious name statutes, except where the failure to do so would not have a material adverse effect on the Borrower and its Subsidiaries taken as a whole.

     7.5  No  Conflicts.   This  Agreement  does  not  conflict  with  any  law,
          agreement, or obligation by which the Borrower or any Subsidiary is bound.

     7.6 Financial Information. All financial and other information that has been or will be supplied to the Bank, including the Borrower's consolidated financial statement dated as of March 31, 1999, is:

          (a)  prepared  in  accordance  with  generally   accepted   accounting
               principles, consistently applied, and fairly presents the financial condition, including all material contingent liabilities, of the Borrower and its Subsidiaries.

          (b) in compliance in all material respects with all government regulations that apply.

          Since the date of the financial statement specified above, there has been no material adverse change in the business condition (financial or otherwise), operations, properties or prospects of the Borrower or any Subsidiary.

     7.7 Lawsuits. There is no lawsuit, tax claim or other dispute pending or threatened against the Borrower or any Subsidiary which, if lost, would materially impair the Borrower's and its Subsidiaries financial condition taken as a whole or ability to repay the loan, except as have been disclosed in writing to the Bank.

     7.8 Permits, Franchises. The Borrower and each Subsidiary possesses all permits, memberships, franchises, contracts and licenses required and all trademark rights, trade name rights, patent rights and fictitious name rights necessary to enable it to conduct the business in which it is now engaged, except where the failure to own or possess any of the foregoing would not have a material adverse effect on the financial condition or operations of the Borrower and its Subsidiaries taken as a whole.

     7.9 Other Obligations. Neither the Borrower nor any Subsidiary is in default on any obligation for borrowed money, any purchase money
          obligation  or  any  other  material  lease,   commitment,   contract,
          instrument or obligation, in excess of $200,000 in the aggregate, except as have been disclosed in writing to the Bank.

     7.10 Income Tax Matters. The Borrower has no knowledge of any pending assessments or adjustments of its income tax for any year in excess of $500,000 in the aggregate, except as have been disclosed in writing to the Bank.

     7.11 No Tax Avoidance Plan. The Borrower's obtaining of credit from the Bank under this Agreement does not have as a principal purpose the avoidance of U.S. withholding taxes.

     7.12 No Event of Default. There is no Event of Default which has occurred and is continuing.

     7.13 Insurance. The Borrower has obtained, and maintained in effect, the insurance coverage required in the "Covenants" section of this Agreement.

     7.14 ERISA Plans.

         (a) Each Plan (other than a multiemployer plan) is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law, except to the extent that any non-compliance would not result in a material liability of Borrower. Each Plan has received a favorable determination letter from the IRS and to the best knowledge of the Borrower, nothing has occurred which would cause the loss of such qualification in any case where the failure to be qualified would result in a material liability of Borrower. The Borrower has fulfilled its obligations, if any, under the minimum funding standards of ERISA and the Code with respect to each Plan, except to the extent that any failure to fulfill such obligation would not result in a material liability of Borrower, and has not incurred any material liability with respect to any Plan under Title IV of ERISA.

          (b) There are no claims, lawsuits or actions (including by any governmental authority), and there has been no prohibited transaction or violation of the fiduciary responsibility rules, with respect to any Plan which has resulted or could reasonably be expected to result in a material adverse effect.

          (c)  With respect to any Plan subject to Title IV of ERISA:

               (i) No reportable event has occurred under Section 4043(c) of ERISA for which the PBGC requires 30-day notice, which would result in a material liability of Borrower.

               (ii) No  action  by  the  Borrower  or  any  ERISA  Affiliate  to terminate or withdraw from any Plan has been taken and no notice of intent to terminate a Plan has been filed under
                    Section 4041 of ERISA, which termination or withdrawal would result in a material liability of Borrower.

               (iii)No termination proceeding has been commenced with respect to a Plan under Section 4042 of ERISA, and to Borrowers knowledge, no event has occurred or condition exists which might constitute grounds for the commencement of such a proceeding.

          (d) The following terms have the meanings indicated for purposes of this Agreement:

               (i) "Code" means the Internal Revenue Code of 1986, as amended from time to time.

               (ii) "ERISA" means the Employee Retirement Income Security Act of
                    1974, as amended from time to time.

               (iii)"ERISA  Affiliate"  means any trade or business  (whether or not incorporated) under common control with the Borrower within the meaning of Section414(b) or (c) of the Code.

               (iv) "PBGC" means the Pension Benefit Guaranty Corporation.

              (v)  "Plan" means a pension, profit-sharing,  or stock bonus plan intended to qualify under Section 401(a) of the Code, maintained or contributed to by the Borrower or any ERISA Affiliate, including any multiemployer plan within the meaning of Section 4001(a)(3) of ERISA.

     7.15 Location of Borrower. Subject to Section 8.13(e), the Borrower's place of business (or, if the Borrower has more than one place of business, its chief executive office) is located at the address listed under the Borrower's signature on this Agreement.

     7.16 Environmental Matters. Neither the Borrower nor any Subsidiary (a) is in violation of any health, safety, or environmental law or regulation regarding hazardous substances and (b) is the subject of any claim, proceeding, notice, or other communication regarding hazardous substances, which could reasonably be expected to have a material adverse effect on the financial condition or operations of the Borrower and its Subsidiaries taken as a whole. "Hazardous substances" means any substance, material or waste that is or becomes designated or regulated as "toxic," "hazardous," "pollutant," or "contaminant" or a similar designation or regulation under any federal, state or local law (whether under common law, statute, regulation or otherwise) or judicial or administrative interpretation of such, including without limitation petroleum or natural gas.

     7.17 Year 2000 Compliance. The Borrower has conducted a comprehensive review and assessment of the Borrower's and its Subsidiaries systems and equipment applications and made inquiry of the Borrower's and its Subsidiaries key suppliers, vendors and customers with respect to the "year 2000 problem" (that is, the inability of computers, as well as embedded microchips in non-computing devices, to properly perform date-sensitive functions with respect to certain dates prior to and after December 31, 1999). Based on that review and inquiry, the Borrower does not believe the year 2000 problem, including costs of remediation, will result in a material adverse change in the business condition (financial or otherwise), operations, properties or prospects of the Borrower or any Subsidiary, or in the Borrowers ability to repay the credit. The Borrower has developed adequate contingency plans which it believes at the time of such development will ensure uninterrupted and unimpaired business operation in the event of a failure of its own or a third party's systems or equipment due to the year 2000 problem, including those of vendors, customers, and suppliers, as well as a general failure of or interruption in its communications and delivery infrastructure.

8.   COVENANTS

     The Borrower agrees, so long as credit is available under this Agreement and until the Bank is repaid in full:

     8.1  Use of Proceeds.

          (a) To use the proceeds of Facility No. One only for general corporate purpose, including, but not limited to working capital requirements, letters of credit, and non-acquisition related capital expenditures.

          (b) To use the proceeds of Facility No. Two to finance permitted acquisitions and non-acquisition related capital expenditures, and for the purchase price of permitted acquisitions, including, but not limited to, up-front acquisition costs and related earn-out payments related to permitted acquisitions.

     8.2 Use of Proceeds - Ineligible Securities. Not to use any portion of the proceeds of the credit to purchase during the underwriting period, or for thirty days thereafter, Ineligible Securities underwritten by Banc of America Securities, LLC. Banc of America Securities, LLC is a
          wholly-owned subsidiary of Bank of America Corporation, and is a registered broker-dealer which is permitted to underwrite and deal in certain Ineligible Securities. "Ineligible Securities" means securities which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C. 24, Seventh), as amended. The restrictions of this paragraph shall also cover Ineligible Securities underwritten by any other present or future subsidiary of Bank of America Corporation which underwrites Ineligible Securities.

     8.3 Financial Information. To provide the following financial information and statements in form and content reasonably acceptable to the Bank, and such additional information as reasonably requested by the Bank from time to time:

          (a) Within 120 days of the Borrower's fiscal year end, the Borrower's annual consolidated financial statements. These financial statements must be audited (with an unqualified opinion) by a Certified Public Accountant (one of the Big 5 firms or otherwise acceptable to the Bank). The statements shall be prepared on a consolidated basis.

          (b) Within 120 days of Borrower's fiscal year end, and concurrently with the filing of Borrower's Form 10-Q Quarterly Report as provided in (d) below, the Borrower's annual and quarterly consolidating financial statements. These financial statements may be prepared by the Borrower.

          (c) Promptly, upon sending or receipt, copies of any management letters and correspondence relating to management letters, sent or received by the Borrower to or from the Borrower's auditor.

          (d) Copies of the Borrower's Form 10-K Annual Report, Form 10-Q Quarterly Report and Form 8-K Current Report within 15 days after the date of filing with the Securities and Exchange Commission.

          (e) Within 60 days of the Borrower's fiscal year end, projections of the Borrower's consolidated financial statements for the succeeding calendar years (through the maturity of the credit facilities provided under this Agreement) on a quarterly basis for the next fiscal year and annually thereafter. These projections may be Borrower prepared.

          (f) Within the period(s) provided in (a) and (d) above, a compliance certificate of the Borrower signed by an authorized financial officer of the Borrower substantially in the form of Exhibit B hereto, setting forth (i) the information and computations (in sufficient detail) to establish that the Borrower is in compliance with all financial covenants at the end of the period covered by the financial statements then being furnished and (ii) whether there existed as of the date of such financial statements and whether there exists as of the date of the certificate, any default under this Agreement and, if any such default exists, specifying the nature thereof and the action the Borrower is taking and proposes to take with respect thereto.

          (g) Promptly upon receipt, copies of all notices, orders, or other communications regarding (i) any material enforcement action by any governmental authority relating to health, safety, the environment, or any hazardous substances with regard to the property, activities, or operations of the Borrower or any Subsidiary, or (ii) any claim against the Borrower or any Subsidiary regarding hazardous substances.

     8.4 Fixed Charge Coverage Ratio. To maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least the amounts indicated for each period specified below:

                    Period                               Ratio

          from September 30, 1999 through              1.50:1.0
                    June 30, 2001

          from September 30, 2001 through              1.30:1.0
                    June 30, 2002

          from September 30, 2002 and                  1.50:1.0
                    thereafter

          "Fixed Charge Coverage Ratio" means the sum of net income, plus income tax expenses, plus gross interest expense, plus depreciation, plus non-cash amortization, less extraordinary income/ gains, less non-financed tangible capital expenditures, less cash income taxes paid; divided by the sum of gross interest expense, plus scheduled principal payments on debt and capital leases, plus earn-out payments made during the calculation period. For the purposes of this ratio, capital expenditures financed under Facility No. One will be considered as "non-financed capital expenditures" whereas capital expenditures financed under Facility No. Two will be considered as "financed capital expenditures." This ratio will be calculated at the end of each fiscal quarter, using the results of that quarter and each of the 3 immediately preceding quarters. For the purposes of calculating compliance with this ratio for the quarter ending
          September 30, 1999, there will be excluded from the capital expenditures portion of the calculation the real property acquired in 1998.

     8.5 EBITDA. To maintain on a consolidated basis EBITDA equal to at least the amounts indicated for each period specified below:

                 Period                                Amount
          ----------------------                    -----------
          at September 30, 1999                     $15,000,000

          from December 31, 1999                    $20,000,000
           through June 30, 2000

          from September 30, 2000                   $28,000,000
           through June 30, 2001

          from September 30, 2001                   $35,000,000
           through June 30, 2002

          from September 30, 2002                   $40,000,000
           and thereafter

          "EBITDA" means net profit before taxes, plus interest expense, depreciation, amortization and taxes. This covenant will be calculated at the end of each fiscal quarter, using the results of that quarter and each of the 3 immediately preceding quarters.

     8.6 Funded Debt to EBITDA. To maintain on a consolidated basis a ratio of Funded Debt to EBITDA not exceeding 1.0:1.0. "Funded Debt" means the sum of all liabilities for borrowed money, plus interest bearing obligations, plus all obligations under capital leases, plus standby letters of credit, plus all guaranties of financial obligations, plus the estimated earn-out payments for any acquisitions during the calculation period. This ratio will be calculated at the end of each fiscal quarter, using the results of that quarter and each of the 3 immediately preceding quarters. For purposes of determining EBITDA (as defined in Section 8.5), there shall be included, for any acquisition completed during the calculation period, its trailing 4 quarter EBITDA, to the extent not already included in EBITDA.

     8.7 Other Debts. The Borrower shall not and shall not permit any Subsidiary to have outstanding or incur any direct or contingent liabilities or lease obligations (other than those to the Bank), or become liable for the liabilities of others, without the Bank's written consent. This does not prohibit:

          (a)  Acquiring goods, supplies, or merchandise on normal trade credit.

          (b) Endorsing negotiable instruments received in the usual course of business.

          (c)  Obtaining surety bonds in the usual course of business.

          (d) Liabilities for standby letters of credit in existence on the date of this Agreement not to exceed $250,000 in the aggregate.

          (e) Purchase money debts in existence on the date of this Agreement disclosed on Schedule 1 hereto.

          (f) Additional debts and lease obligations for the acquisition of fixed assets not to exceed $5,000,000 in the aggregate per fiscal year.

     8.8 Other Liens. The Borrower shall not, and shall not permit any Subsidiary to create, assume, or allow any security interest or lien (including judicial liens) on property the Borrower or any Subsidiary now or later owns, except: (a) deeds of trust and security agreements in favor of the Bank; (b) purchase money liens outstanding on the date of this Agreement disclosed on Schedule 1 hereto; (c) additional purchase money security interests in equipment or other personal property fixed assets acquired after the date of this Agreement that secure debts permitted in Section 8.7(f); (d) liens for taxes, assessments, levies or other governmental charges not yet due (subject to applicable grace periods) or which are being contested in good faith and by appropriate proceedings if adequate reserves with respect thereto are maintained on the books of the Borrower or such Subsidiary, as the case may be, in accordance with generally accepted accounting principles; (e) carriers, warehousemen, mechanics, landlords, vendors, materialmen, repairmen, sureties or other like liens arising in the ordinary course of business (or deposits to obtain the release of any such lien); (f) pledges or deposits in connection with workers compensation, unemployment insurance and other social security legislation; (g) deposits to secure insurance in the ordinary course of business, the performance of bids, tenders, contracts (other than contracts for the payment of money), leases, licenses, franchises, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business; (h) easements, rights-of-way, covenants, reservations, exceptions, encroachments, zoning and similar restrictions and other similar encumbrances or title defects incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or materially interfere with the ordinary conduct of the business of the Borrower and its Subsidiaries taken as a whole; (i) liens arising pursuant to any order of attachment, distraint or similar legal process arising in connection with any court proceeding being contested in good faith by appropriate proceedings or the payment of which is covered in full (subject to customary deductibles) by insurance and that doesn't constitute an Event of Default hereunder; (j) rights of lessees or sublessees in assets leased by the Borrower or any Subsidiary; (k) inchoate liens arising under ERISA to secure contingent liabilities of the Borrower or any Subsidiary; (l) bankers' liens arising by operation of law in connection with the clearing of checks; (m) liens arising from the extension, renewal or replacement of any indebtedness secured by any of the foregoing liens covered by paragraphs (a) through (l) above so long as the aggregate principal amount thereof and the security therefor is not thereby increased.

     8.9 Guaranties of New Subsidiaries. Cause any of its Subsidiaries, within 60 days after becoming a Subsidiary, to become a guarantor under the Master Guaranty and to deliver to the Bank (i) a Certificate Regarding Additional Guarantors, substantially in the form of Exhibit B to the Master Guaranty with appropriate insertions made, executed by its authorized officer, and (ii) a Certificate of Secretary, substantially in the form of Exhibit C to the Master Guaranty with appropriate insertions made, executed by its secretary or other responsible officer, with respect to its articles of incorporation and any amendments thereto, the resolutions of its board of directors authorizing the execution and delivery of the Master Guaranty, and the identity, authorization, and specimen signature to each of its officers authorized to execute the Master Guaranty on its behalf.

     8.10 Dividends. Not to declare or pay any dividends on any of its shares, and not to purchase, redeem or otherwise acquire for value any of its shares, or create any sinking fund in relation thereto, except:

          (a)  dividends payable in its capital stock;

          (b)  stock   repurchases   not  in  excess  of  Two  Million   Dollars
               ($2,000,000) in any one fiscal year.

     8.11 Loans to Officers or Affiliates. Not to make any loans, advances or other extensions of credit (including extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services) to any of the executives, officers, directors or shareholders (or any relatives of any of the foregoing), or to any affiliated entities of the Borrower or any Subsidiary in excess of One Million Five Hundred Thousand Dollars ($1,500,000) in the aggregate at any one time.

     8.12 Out of Debt Period. To repay any advances in full under Facility No. One, and not to draw any additional advances under Facility No. One for a period of at least 30 consecutive days in each line-year. "Line-year" means the period between the date of this Agreement and September 30, 2000, and each subsequent one-year period (if any). For the purposes of this paragraph, "advances" does not include undrawn amounts of outstanding letters of credit.

     8.13 Notices to Bank. To promptly notify the Bank in writing of Borrower's knowledge of:

          (a) any lawsuit over One Million Dollars ($1,000,000) against the Borrower or any Subsidiary.

          (b) any substantial dispute between the Borrower or any Subsidiary and any government authority.

          (c)  any failure to comply with this Agreement.

          (d) any material adverse change in the business condition (financial or otherwise), operations, properties or prospects of the
               Borrower and its Subsidiaries taken as a whole, or in the Borrowers ability to repay the credit.

          (e) any change in the Borrower's name, legal structure, place of business, or chief executive office if the Borrower has more than one place of business.

          (f) the receipt of any notice or communication which could reasonably be expected to have a material adverse effect on the financial condition or operations of the Borrower and its Subsidiaries taken as a whole, regarding (i) any threatened or pending investigation or enforcement action by any governmental authority or any other claim relating to health, safety, the environment, or any hazardous substances with regard to the property, activities, or operations of the Borrower or any Subsidiary or
               (ii) any belief or suspicion of the Borrower or any Subsidiary that hazardous substances exist on or under the real property of the Borrower or any Subsidiary.

     8.14 Books and Records. To maintain, and cause each of its Subsidiaries to maintain, adequate books and records.

     8.15 Audits. To allow the Bank and its agents to inspect the Borrower's and its Subsidiaries properties and examine, audit, and make copies of books and records at any reasonable time. Prior to the occurrence of any Event of Default, the Bank agrees to give reasonable prior notice to Borrower of its desire to conduct any inspection or audit. If any of the Borrower's or any Subsidiaries properties, books or records are in the possession of a third party, the Borrower authorizes that third party to permit the Bank or its agents to have access to perform inspections or audits and to respond to the Bank's requests for information concerning such properties, books and records.

          The Bank has no duty to inspect the Borrower's or any Subsidiaries properties or to examine, audit, or copy books and records and the Bank shall not incur any obligation or liability by reason of not making any such inspection or inquiry. In the event that the Bank inspects the Borrower's or any Subsidiaries properties or examines, audits, or copies books and records, the Bank will be acting solely for the purposes of protecting the Bank's security and preserving the Bank's rights under this Agreement. Neither the Borrower nor any other party is entitled to rely on any inspection or other inquiry by the Bank. The Bank owes no duty of care to protect the Borrower or any other party against, or to inform the Borrower or any other party of, any adverse condition that may be observed as affecting the Borrower's or any Subsidiaries properties or premises, or the Borrower's or any Subsidiaries business. In the event that the Bank has a duty or obligation under applicable laws, regulations or legal requirements to disclose any report or findings made as a result of, or in connection with, any site visit, observation or testing by the Bank, the Bank may make such a disclosure to the Borrower or any other party.

     8.16 Compliance with Laws. To comply, and cause each Subsidiary to comply, with the laws (including any fictitious name statute), regulations, and orders of any government body with authority over the Borrower's business and the business of each Subsidiary, except where the failure to comply will not have a material adverse effect on the Borrower and its Subsidiaries taken as a whole.

     8.17 Preservation of Rights. To maintain and preserve all rights, privileges, and franchises the Borrower and each Subsidiary now has, except where the failure to maintain the foregoing will not have a material adverse effect on the Borrower and its Subsidiaries taken as a whole.

    8.18 Maintenance  of  Properties.   To  make  any  repairs,   renewals,  or
          replacements to keep the Borrower's properties and the properties of its Subsidiaries in good working condition, except where the failure to do so will not have a material adverse effect on the Borrower and its Subsidiaries taken as a whole.

     8.19 Cooperation. To take any action reasonably requested by the Bank to carry out the intent of this Agreement.

     8.20 Insurance.

          (a) General Business Insurance. To maintain insurance of the kind customarily carried or maintained under similar circumstances by corporations of established reputation engaged in similar businesses covering property damage (including loss of use and occupancy) to any of the Borrower's and its Subsidiaries properties, public liability insurance including coverage for contractual liability, product liability and workers' compensation, and any other insurance which is usual for the Borrower's and its Subsidiaries businesses.

          (b) Evidence of Insurance. Upon the request of the Bank, to deliver to the Bank a copy of each insurance policy, or, if permitted by the Bank, a certificate of insurance listing all insurance in force.

     8.21 Additional Negative Covenants. The Borrower shall not and shall not permit any Subsidiary to, without the Bank's written consent:

          (a) engage in any business activities substantially different from the present business of the Borrower and its Subsidiaries.

          (b) liquidate or dissolve the business of the Borrower or any Subsidiary.

          (c) enter into any consolidation, merger, or other combination, or become a partner in a partnership, a member of a joint venture, or a member of a limited liability company, except any Subsidiary of the Borrower may be merged with or into the Borrower or any Subsidiary of Borrower and in connection with any acquisitions permitted under Section 8.22.

          (d) sell, assign, lease, transfer or otherwise dispose of any assets for less than fair market value, or enter into any agreement to do so, except as permitted in (f) below. For the purpose of this Paragraph, "fair market value" shall be deemed to mean (i) with respect to accounts receivable, the balance outstanding thereunder, subject to any adjustments made in the ordinary course of business; (ii) with respect to inventory, the Borrower's cost thereof; and (iii) with respect to fixed assets or equipment, the greater of the amount determined by an appraisal acceptable to the Bank or the outstanding balance of any financing (or portion thereof) obtained from the Bank to finance or refinance the acquisition of, or which is secured by, such equipment or fixed assets; provided, however, that sales of equipment or other personal property fixed assets.

          (e) sell, assign, lease, transfer or otherwise dispose of all or a substantial part of the business or the assets of the Borrower or any Subsidiary.

          (f) sell, assign, lease, transfer or otherwise dispose of any assets, or enter into any agreement to do so, except:

               (i) dispositions of inventory, or used, worn-out or surplus equipment, all in the ordinary course of business;

               (ii) the sale of equipment  to the extent that such  equipment is exchanged for credit against the purchase price of similar replacement equipment, or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment;

          (g) enter into any sale and leaseback agreement covering any of its fixed assets; and

          (h) voluntarily suspend all or a substantial part of its business operations for more than 5 business days in any 30 day period.

     8.22 Acquisitions.

          (a) The Borrower shall not, and shall not permit any Subsidiary to, without the Bank's written consent, acquire or purchase a business or all or substantially all of its assets for a consideration including assumption of direct or contingent debt, and the up-front purchase price (including stock and cash portions), in excess of the aggregate amounts indicated for each period specified below:

                         Period                        Aggregate Amount
               -----------------------------           ----------------
               from January 1, 1999 through               $35,000,000
                December 31, 1999

               from January 1, 2000 through               $20,000,000
                December 31, 2000

               from January 1, 2001, for each             $17,000,000
                fiscal year thereafter

          (b) Notwithstanding anything to the contrary set forth herein, Borrower shall not, and shall not use the proceeds of any credit facilities under this Agreement, to purchase or otherwise acquire any shares of any corporation or association or any interest in any other business entity (i) if such entity is not engaged in a business similar to the businesses of the Borrower and its Subsidiaries and (ii) if such purchase or acquisition is opposed by such entity's board of directors or other governing body or by a shareholder or shareholders controlling a significant portion of the voting shares of such entity or to make such purchase or acquisition with knowledge of facts or circumstances that such purchase or acquisition is likely to be hostile or unfriendly.

          (c) Prior to the consummation of any acquisition otherwise permitted hereunder, Bank shall receive the following, in form and substance satisfactory to Bank: (aa) a certificate of the Borrower stating (i) that no Event of Default has occurred and is continuing, (ii) information and computations (in sufficient detail) to establish compliance by the Borrower with all financial covenants after giving effect to such acquisition, and
               (iii) information confirming that the acquisition target has positive earnings before interest and taxes (EBIT) for the preceding fiscal year and that the purchase price does not exceed
               8.25 times such entity's EBIT for the  preceding  twelve  months;
               (bb) for each acquisition exceeding $10,000,000 in total consideration (excluding the potential acquisition previously disclosed to Bank), the Bank shall receive at least 15 days prior to the scheduled closing date (i) a copy of the most recent draft of the purchase agreement, and (ii) a copy of the most recent fiscal year end and interim financial statements of the acquisition target.

     8.23 ERISA Plans. With respect to a Plan subject to Title IV of ERISA, to give prompt written notice to the Bank of:

          (a) The occurrence of any reportable event under Section 4043(c) of ERISA for which the PBGC requires 30-day notice.

          (b) Any action by the Borrower or any ERISA Affiliate to terminate or withdraw from a Plan or the filing of any notice of intent to terminate under Section 4041 of ERISA.

          (c)  The  commencement  of any proceeding with respect to a Plan under
               Section 4042 of ERISA.

     8.24 Compliance  with  Environmental  Requirements.   With  regard  to  the
          property, activities, or operations of the Borrower and its Subsidiaries, to comply and cause each Subsidiary to comply, with the recommendations of any qualified environmental engineer or orders or directions issued by any governmental authority relating to health, safety, the environment, or any hazardous substances including those orders or directives requiring the investigation, clean-up, or removal of hazardous substances, except where the failure to comply will not have a material adverse effect on the Borrower and its Subsidiaries taken as a whole.

9.   HAZARDOUS WASTE INDEMNIFICATION

     The Borrower will indemnify and hold harmless the Bank from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance. This indemnity will apply whether the hazardous substance is on, under or about the Borrower's property or operations or property leased to the Borrower. The indemnity includes but is not limited to attorneys' fees (including the reasonable estimate of the allocated cost of in-house counsel and staff). The indemnity extends to the Bank, its parent, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns. Notwithstanding anything to the contrary herein, the Borrower shall not have any obligation hereunder to indemnify the Bank for any loss or liability resulting from the gross negligence or willful misconduct of the Bank. "Hazardous substances" means any substance, material or waste that is or becomes designated or regulated as "toxic," "hazardous," "pollutant," or "contaminant" or a similar designation or regulation under any federal, state or local law (whether under common law, statute, regulation or otherwise) or judicial or administrative interpretation of such, including without limitation petroleum or natural gas. This indemnity will survive repayment of the Borrower's obligations to the Bank.

10.  DEFAULT

     If any of the following events (Event of Default) occurs, the Bank may do one or more of the following: declare the Borrower in default, stop making any additional credit available to the Borrower, and require the Borrower to repay its entire debt immediately and without prior notice. If an event of default occurs under the paragraph entitled "Bankruptcy," below, with respect to the Borrower, then the entire debt outstanding under this Agreement will automatically be due immediately. As used herein "Material Subsidiary" means as of any date, any Subsidiary of Borrower that (i) has tangible assets of at least 10% of the consolidated tangible assets of Borrower and its Subsidiaries as of the last day of the most recently ended fiscal quarter of Borrower or (ii) has annual revenues (or annualized revenues in the case of any entity that has not been a Subsidiary of Borrower for a full year) of at least 10% of the consolidated annual revenues of Borrower and its Subsidiaries as of the most recently ended fiscal quarter of Borrower, or (iii) has annual net income (or annualized net income in the case of any entity that has not been a Subsidiary of Borrower for a full year) of at least 10% of the consolidated annual net income of Borrower and its Subsidiaries as of the most recently ended fiscal quarter of Borrower.

     10.1 Failure to Pay. The Borrower fails to make a payment under this Agreement within five (5) days of the date when due.

     10.2 False Information. The Borrower or any Subsidiary has given the Bank information or representations that are false or misleading in any material respect.

     10.3 Bankruptcy. The Borrower or any Subsidiary files a bankruptcy petition, a bankruptcy petition is filed against the Borrower or any Material Subsidiary or the Borrower or any Material Subsidiary makes a general assignment for the benefit of creditors. The default will be deemed cured if any bankruptcy petition filed against the Borrower or any Material Subsidiary is dismissed within a period of 30 days after the filing; provided, however, that the Bank will not be obligated to extend any additional credit to the Borrower during that period.

     10.4 Receivers. A receiver or similar official is appointed for the Borrower's or any Material Subsidiaries business, or the business is terminated, or any Material Subsidiary is liquidated or dissolved.

     10.5 Lawsuits. Any lawsuit or lawsuits are filed against the Borrower or any Subsidiary in an aggregate amount of Five Million Dollars ($5,000,000) or more in excess of any insurance coverage.

     10.6 Judgments. Any judgments or arbitration awards are entered against the Borrower or any Subsidiary, or the Borrower or any Subsidiary enters into any settlement agreements with respect to any litigation or arbitration, in an aggregate amount of One Million Dollars ($1,000,000) or more in excess of any insurance coverage.

     10.7 Government  Action.   Any  government   authority  takes  action  that
          materially adversely affects the financial condition of the Borrower and its Subsidiaries taken as a whole or their ability to repay.

     10.8 Material Adverse Change. A material adverse change occurs, or is reasonably likely to occur, in the business condition (financial or otherwise), operations, properties or prospects of the Borrower and its Subsidiaries taken as a whole, or their ability to repay the credit.

     10.9 Cross-default. Any default occurs under any agreement in connection with any credit the Borrower or any Subsidiary or any of the Borrower's related entities or affiliates has obtained from anyone else or which the Borrower or any Subsidiary or any of the Borrower's related entities or affiliates has guaranteed in the amount of One Million Dollars ($1,000,000) or more in the aggregate.

    10.10 Default under Master Guaranty. The Master Guaranty is violated or no longer in effect.

    10.11 Other Bank Agreements. The Borrower or any Subsidiary fails to meet the conditions of, or fails to perform any obligation under any other agreement the Borrower or any Subsidiary has with the Bank or any affiliate of the Bank.

    10.12 ERISA Plans. Any one or more of the following events occurs, and continues unremedied for more than thirty (30) days, with respect to a Plan of the Borrower subject to Title IV of ERISA, provided such event or events could reasonably be expected, in the judgment of the Bank, to subject the Borrower to any tax, penalty or liability (or any combination of the foregoing) which, in the aggregate, could have a material adverse effect on the financial condition of the Borrower and its Subsidiaries taken as a whole:

          (a) A reportable event shall occur under Section 4043(c) of ERISA with respect to a Plan.

          (b) Any Plan termination (or commencement of proceedings to terminate a Plan) or the full or partial withdrawal from a Plan by the Borrower or any ERISA Affiliate.

    10.13 Other Breach Under Agreement. The Borrower fails to meet the conditions of, or fails to perform any obligation under, any term of this Agreement not specifically referred to in this Article, except as provided below. This includes any failure or anticipated failure by the Borrower to comply with any financial covenants set forth in this Agreement, whether such failure is evidenced by financial statements delivered to the Bank or is otherwise known to the Borrower or the Bank. The Borrower shall not be in default hereof for the failure to observe or perform the provisions of Section 8.3, if such failure is cured within 15 days, or Sections 8.16, 8.17, 8.18, 8.20, 8.23 and 8.24, if such failure is cured within 30 days.

11.  ENFORCING THIS AGREEMENT; MISCELLANEOUS

     11.1 GAAP. Except as otherwise stated in this Agreement, all financial information provided to the Bank and all financial covenants will be made under generally accepted accounting principles, consistently applied.

          Except as otherwise stated in this Agreement, all financial information provided to the Bank and all financial covenants will be made in accordance with accounting principles applied consistently with those applied in the preparation of the Borrower's financial statements dated March 31, 1999.

     11.2 California Law. This Agreement is governed by California law.

     11.3 Successors and Assigns. This Agreement is binding on the Borrower's and the Bank's successors and assignees. The Borrower agrees that it may not assign this Agreement without the Bank's prior consent. The Bank may sell participations in or assign this loan, and may exchange financial information about the Borrower with actual or potential participants or assignees; provided that such actual or potential participants or assignees shall agree to treat all financial information exchanged as confidential. If a participation is sold or the loan is assigned, the purchaser will have the right of set-off against the Borrower.

     11.4 Arbitration and Waiver of Jury Trial

          (a) This paragraph concerns the resolution of any controversies or claims between the Borrower and the Bank, whether arising in contract, tort or by statute, including but not limited to controversies or claims that arise out of or relate to: (i) this Agreement (including any renewals, extensions or modifications); or (ii) any document related to this Agreement (collectively a "Claim").

          (b) At the request of the Borrower or the Bank, any Claim shall be resolved by arbitration in accordance with the Federal Arbitration Act (Title 9, United States Code) (the "Act"). The Act will apply even though this Agreement provides that it is governed by the law of a specified state.

          (c) Arbitration proceedings will be determined in accordance with the Act, the rules and procedures for the arbitration of financial services disputes of J.A.M.S./Endispute or any successor thereof ("J.A.M.S."), and the terms of this paragraph. In the event of any inconsistency, the terms of this paragraph shall control.

          (d) The arbitration shall be administered by J.A.M.S. and conducted in any state where the Bank office originating the Indebtedness of the Borrower hereunder is located. All Claims shall be determined by one arbitrator; however, if the Claim is in excess of Five Million U.S. Dollars ($5,000,000), upon the request of any party, the Claim shall be decided by three arbitrators. All arbitration hearings shall commence within 90 days of the demand for arbitration and close within 90 days of commencement, and the award of the arbitrator(s) shall be issued within 30 days of the close of the hearing. However, the arbitrator(s), upon a showing of good cause, may extend the commencement of the hearing for up to an additional 60 days. The arbitrator(s) shall provide a concise written statement of reasons for the award. The arbitration award may be submitted to any court having jurisdiction to be confirmed and enforced.

          (e) The arbitrator(s) will have the authority to decide whether any Claim is barred by the statute of limitations and, if so, to dismiss the arbitration on that basis. For purposes of the application of the statute of limitations, the service on J.A.M.S. under applicable J.A.M.S. rules of a notice of claim is the equivalent of the filing of a lawsuit. Any dispute concerning this arbitration provision or whether a Claim is arbitrable shall be determined by the arbitrator(s). The arbitrator(s) shall have the power to award legal fees pursuant to the terms of this Agreement.

          (f) This paragraph does not limit the right of the Borrower or the Bank to: (i) exercise self-help remedies, such as but not limited to, set-off, (ii) initiate judicial or nonjudicial foreclosure against any real or personal property collateral, (iii) exercise any judicial or power of sale rights, or (iv) act in a court of law to obtain an interim remedy, such as but not limited to, injunctive relief, writ of possession or appointment of a receiver, or additional or supplementary remedies.

          (g) The procedure described above will not apply if the Claim, at the time of the proposed submission to arbitration, arises from or relates to an obligation to the Bank secured by real property located in California. In this case, both the Borrower and the Bank must consent to submission of the Claim to arbitration. If both parties do not consent to arbitration, the Claim will be resolved as follows: The Borrower and the Bank will designate a referee (or a panel of referees) selected under the auspices of J.A.M.S. in the same manner as arbitrators are selected in J.A.M.S. administered proceedings. The designated referee(s) will be appointed by a court as provided in California Code of Civil Procedure Section 638 and the following related sections. The referee (or the presiding referee of the panel) will be an active attorney or a retired judge. The award that results from the decision of the referee(s) will be entered as a judgment in the court that appointed the referee, in accordance with the provisions of California Code of Civil Procedure Sections 644 and 645.

          (h) The filing of a court action is not intended to constitute a waiver of the right of the Borrower or the Bank, including the suing party, thereafter to require submittal of the Claim to arbitration.

          (i) By agreeing to binding arbitration, the parties irrevocably and voluntarily waive any right they may have to a trial by jury in respect of any claim. Furthermore, without intending in any way to limit this agreement to arbitrate, to the extent any claim is not arbitrated, the parties irrevocably and voluntarily waive any right they may have to a trial by jury in respect of such claim. This provision is a material inducement for the parties entering into this Agreement.

     11.5 Severability; Waivers. If any part of this Agreement is not enforceable, the rest of the Agreement may be enforced. The Bank retains all rights, even if it makes a loan after default. If the Bank waives a default, it may enforce a later default. Any consent or waiver under this Agreement must be in writing.

     11.6 Administration Costs. The Borrower shall pay the Bank for all reasonable costs incurred by the Bank in connection with administering this Agreement.

     11.7 Attorneys' Fees. The Borrower shall reimburse the Bank for any reasonable costs and attorneys' fees incurred by the Bank in connection with the enforcement or preservation of any rights or remedies under this Agreement and any other documents executed in connection with this Agreement, and in connection with any amendment, waiver, "workout" or restructuring under this Agreement. In the event of a lawsuit or arbitration proceeding, the prevailing party is entitled to recover costs and reasonable attorneys' fees incurred in connection with the lawsuit or arbitration proceeding, as determined by the court or arbitrator. In the event that any case is commenced by or against the Borrower under the Bankruptcy Code (Title 11, United States Code) or any similar or successor statute, the Bank is entitled to recover costs and reasonable attorneys' fees incurred by the Bank related to the preservation, protection, or enforcement of any rights of the Bank in such a case. As used in this paragraph, "attorneys' fees" includes the allocated costs of the Bank's in-house counsel.

     11.8 One Agreement. This Agreement and any related security or other agreements required by this Agreement, collectively:

          (a) represent the sum of the understandings and agreements between the Bank and the Borrower concerning this credit;

          (b) replace any prior oral or written agreements between the Bank and the Borrower concerning this credit; and

          (c) are intended by the Bank and the Borrower as the final, complete and exclusive statement of the terms agreed to by them.

          In the event of any conflict between this Agreement and any other agreements required by this Agreement, this Agreement will prevail.

     11.9 Indemnification. The Borrower will indemnify and hold the Bank harmless from any loss, liability, damages, judgments, and costs of any kind relating to or arising directly or indirectly out of (a) this Agreement or any document required hereunder, (b) any credit extended or committed by the Bank to the Borrower hereunder, and (c) any litigation or proceeding related to or arising out of this Agreement, any such document, or any such credit. This indemnity includes but is not limited to attorneys' fees (including the allocated cost of in-house counsel). This indemnity extends to the Bank, its parent, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys, and assigns. This indemnity will survive repayment of the Borrower's obligations to the Bank. All sums due to the Bank hereunder shall be obligations of the Borrower, due and payable immediately without demand.

    11.10 Confidentiality. The Bank shall hold all non-public information obtained pursuant to the requirements of this Agreement from the Borrower in accordance with such Bank's customary procedures for handling confidential information of this nature and in accordance with safe and sound lending practices, and shall use such nonpublic information only in connection with the negotiation, execution, administration, enforcement, assignment and participation of the transactions contemplated hereunder and the matters contemplated hereby and by the other loan documents or in connection with other business now or hereafter existing or contemplated with the Borrower or any of its Subsidiaries, provided that the Bank in any event may make disclosure (a) if such information was or becomes generally available to the public other than by disclosure by the Bank, (b) was or becomes available on from a non-confidential basis from a source other than the Borrower, (c) to any of its legal or financial advisors or as reasonably required by a bona fide offeree, transferee or participant in connection with any contemplated transfer or participation or any recipient reasonably acceptable to the Borrower or as required or requested by an governmental or regulatory agency or representative thereof or pursuant to legal process or other requirement of law or order or as reasonably required in any litigation to which the Bank is a party, (d) to the extent reasonably required in connection with the enforcement of this Agreement or any other loan document and (e) to their affiliates, so long as any such legal or financial advisor, offeree, transferee or participant or other approved recipient shall be made aware of the provisions of this
          Section 11.10 and shall undertake to comply (and undertake to each of any of its offerees, transferees or participants or other approved recipient to comply) with this Section 11.10.

    11.11 Notices. All notices required under this Agreement shall be personally delivered or sent by first class mail, postage prepaid, to the addresses on the signature page of this Agreement, or to such other addresses as the Bank and the Borrower may specify from time to time in writing.

    11.12 Headings. Article and paragraph headings are for reference only and shall not affect the interpretation or meaning of any provisions of this Agreement.

    11.13 Counterparts. This Agreement may be executed in as many counterparts as necessary or convenient, and by the different parties on separate counterparts each of which, when so executed, shall be deemed an original but all such counterparts shall constitute but one and the same agreement.

    11.14 Commitment Expiration. The Bank's commitment to extend credit under this Agreement will expire on August 30, 1999,unless this Agreement and any documents required by this Agreement have been signed and returned to the Bank on or before that date.

This Agreement is executed as of the date stated at the top of the first page.

Bank of America, N.A.                    New Horizons Worldwide, Inc.


By_______________________                By_________________________
Name: Elizabeth M. Amendt                Name: Thomas J. Bresnan
Title:  Vice President                   Title:   President and Chief Operating
                                                   Officer

Address where notices to                 Address where notices to
the Bank are to be sent:                 the Borrower are to be sent:
675 Anton Boulevard, 2nd Floor           1231 East Dyer Road, Suite 140
Costa Mesa, CA 92626                     Santa Ana, CA 92705-5643

{RELOCATION OF EXECUTIVE OFFICE;2}
500  Campus  Drive, Suite  200
Morganville,  New  Jersey  07751
Fax  (732)536-0289

                                                             July 27, 1999


Thomas J. Bresnan
President
New Horizons Worldwide, Inc.
500 Campus Drive
Suite 200
Morganville, NJ  07751

Dear Tom:

     This letter is intended to set forth the agreement we have reached concerning your relocation to California on behalf of New Horizon Worldwide, Inc. (the "Company") and its subsidiaries. Specifically, it is agreed as follows:

1. The Company will pay or reimburse you for all reasonable costs of moving you and your family and your personal belongings to the residence you have contracted to purchase in Anaheim Hills, California.

2. The Company will lend you up to $700,000, interest free, to facilitate the closing of the purchase of your new residence. The amount borrowed in excess of $300,000 will be repaid from the proceeds of the sale of your home in New Jersey, but in any event not later than one year from the date of closing of the purchase of your home in California. The $300,000 balance will be payable in full on the fifth anniversary of the date of borrowing. You will execute a promissory note reflecting such terms and a second mortgage as security.

3. Effective September 7, 1999 your base salary will increase to a rate of $300,000 per year.

4. In the event of a Change of Control (as defined in the Company's Omnibus Equity Plan) which occurs during the three year period commencing with the date of hereof:

     a. Any amount still owed under the above loan, including accrued interest, will be forgiven;

     b. You will receive a lump sum payment equal to the lesser of (i) $1,000,000 or (ii) the amount which the Company could pay without its loss or reduction of a deduction or the imposition of an excise tax on you pursuant to Section 280G (or its successor) of the Internal Revenue Code of 1986; as amended.

     c. All options to acquire shares of the Company's Common Stock, $.01 par value, which are not then otherwise fully exercisable shall be fully exercisable;

     d. The Company will pay or reimburse you for the reasonable costs of moving you, your family and your personable possessions and up to $60,000 of any loss (after commissions and other expenses) on the resale of your California home should you elect, for any reason, within eighteen months of such Change of Control, to relocate from Southern California to another location in the continental United States.

     If you are in agreement with the foregoing, please execute this letter and the enclosed duplicate in the space provided and return one of such copies to me.

                                                      Very truly yours,



                                                      Curtis Lee Smith, Jr.,
                                                      Chairman of the Board

AGREED:



____________________________
Thomas J. Bresnan