Form 10-K
period 1999-12-31
NEW HORIZONS WORLDWIDE INC
filed 2000-03-30
CIK 850414

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended    December 31, 1999                   OR
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from    Not Applicable   to
                                  ---------------     ----------------

Commission file number                0-17840
                                  ---------------

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                       22-2941704
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1231 East Dyer Road
Santa Ana, California                                        92705
-------------------------------             ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (714) 432-7600
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 24, 2000 was approximately $104,120,592 computed on the basis of the last reported sales price per share ($16.00) of such stock on The Nasdaq Stock Market.

The number of shares of the Registrant's Common Stock outstanding as of March 24, 2000 was 9,692,438.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K                        Documents Incorporated
-----------------                        by Reference
Part III (Items 10, 11, 12 and 13)       ---------------------------------------
                                         Portions of the Registrant's definitive
                                         Proxiy Statement to be used in
                                         connection with its Annual Meeting of
                                         Stockholders to be held on May 2, 2000

                          NEW HORIZONS WORLDWIDE, INC.
                             INDEX TO ANNUAL REPORT
                                   ON FORM 10K

                                     PART I
Item 1.  Business..............................................................1
         General...............................................................1
         Information Technology Education and Training Market..................2
         New Horizons Business Model...........................................3
              Company-owned Training Centers...................................3
              Franchising......................................................4
         Customers.............................................................7
         Sales and Marketing...................................................7
         Training Authorizations...............................................7
         Competition...........................................................8
         Information about Forward Looking Statements..........................9
         Regulations...........................................................9
         Insurance.............................................................9
         Trademarks............................................................9
         Employees............................................................10

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

                                  PART II

Item 5.  Market for Registrant's Common Equity
           and Related Shareholder Matters....................................11

Item 6.  Selected Consolidated Financial Data.................................12

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................3

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..........17

Item 8.  Financial Statements and Supplementary Data..........................17

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................17

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................18

Item 11. Executive Compensation...............................................19

Item 12. Security Ownership of Certain Beneficial Owners and Management.......19

Item 13. Certain Relationships and Related Transactions.......................19

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K ....................................20

         SIGNATURES...........................................................21

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

New Horizons Worldwide, Inc., (the "Company" or "New Horizons") formerly Handex Corporation, through various subsidiaries, both owns and franchises computer training centers. System-wide revenues include revenues for all centers, both owned and franchised. The Company sold its environmental business segment and changed its name to New Horizons in late 1996, in order to concentrate its resources on the technology training market. The Company's common stock trades on The Nasdaq Stock Market under the symbol "NEWH".

GENERAL

New Horizons' 1999 system-wide revenues of $435.1 million makes it the largest independent provider in the fragmented PC software applications and technical certification training industry. Through various subsidiaries, the Company both owns and franchises computer training centers. Through these training centers the Company offers a variety of flexible training choices including instructor-led training (ILT), Web-based training (WBT), Computer-based training
(CBT) via CD-ROM, computer labs, certification exam preparation tools, and 24-hour, seven-day-a-week free help desk support. The goal of the training is to deliver to the student information and skills which have immediate and practical value in the workplace.

The New Horizons worldwide network delivered over 2.4 million student-days of technology (IT) training in 1999, generating system-wide revenues, which include both the results of company-owned and franchised operations, of $435.1 million, up 21.7% from $357.5 million in 1998. The network has over 1,200 classrooms, 1,400 instructors and 1,300 account executives.

New Horizons specializes in instructor-led training which is the industry's dominant delivery method for information technology (IT) training. The Company has become a leader in the industry by developing the processes for delivering quality training for the largest technology training segments: PC software applications and technical certification training. The network's training centers offer a broad range of courses for several of the major software vendors, including Microsoft, Novell, Lotus, Adobe, Aldus, Apple Computer, Corel, Symantec, Sun Microsystems, and Unix. New Horizons has the largest network of Microsoft Certified Technical Education Centers and Novell Authorized Education Centers in the world. Additionally, with certification testing becoming increasingly important, New Horizons also has established the largest number of Authorized Prometric Testing Centers in the world. Classes can be held at New Horizons locations or on-site at the client's facility. Curriculum can be tailored to the client's specific needs. The Company can also provide training and courseware for customers' proprietary software. Additionally, using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of computer-based products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997. The Company also has a reseller agreement with a company that has an extensive offering of computer-based training courses that will prepare customers for certification exams.

New Horizons owns and operates 26 computer training facilities located in Santa Ana, Burbank, Los Angeles, Irvine, Long Beach, Sacramento, Stockton, Modesto and Redding, California; Albuquerque, New Mexico; Charlotte, North Carolina; San
Antonio, Texas; and Denver, Englewood, Broomfield and Colorado Springs, Colorado; two in Chicago, Illinois; Cleveland and Akron, Ohio; two in New York City, New York; Memphis, Jackson and Nashville, Tennessee; and Hartford, Connecticut.

As of December 31, 1999, the Company's franchisees operated 121 locations in the United States and Canada and 83 locations in 38 other countries around the world. An additional 38 franchises had been sold as of that date and are scheduled for future openings.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1231 East Dyer Road, Suite 140, Santa Ana, California 92705. The Company maintains a website at http://www.newhorizons.com.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

The rapidly growing role of information technology in business organizations and the emergence of the Internet are creating significant and increasing demand for information technology training. A 1999 International Data Corporation ("IDC") study estimated that in 1998 the worldwide market for information technology education and training was about $16.5 billion and is expected to grow at a pace of 11% per year to over $28 billion in the year 2003. The study indicated that nearly one-fifth of the top U.S. IT executives rated the lack of skilled personnel as the most serious constraint to the growth of their businesses in 1998. A survey published in 1997 by Information Technology Association of America (ITAA) stated that the number of unfilled positions for IT employees at large and midsized U.S. companies is approximately 190,000.

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

Instructor-led classroom training is the dominant delivery method for technology training in the U.S. with 75% of the information technology education market according to the 1999 IDC report. IDC projects that instructor-led training will continue to maintain a significant share of the market because trainees value the personalized attention, interfacing and problem-solving with classmates and instructors, and the insulation classroom training provides from workplace interruptions. While IDC projects instructor-led training will continue to be the leading delivery method in the market through 2003, the role of technology-based training, consisting of computer-based training, Web-based training, and CD-ROM multimedia is gaining greater acceptance. IDC estimates that technology-based training will have 46% of the information technology education market by 2003 while instructor-led classroom training will have 51%.

THE NEW HORIZONS BUSINESS MODEL

New Horizons' company-owned and franchised operations both provide an instructor-led training delivery system to customers that is executed by certified employee instructors primarily in fully equipped classrooms in New Horizons facilities. Approximately 10% of classes are given on-site at the customer's location. New Horizons often supplies the computer hardware for these on-site classes. The Company sells its services primarily to businesses and government agencies as opposed to individuals.

Curriculum is centered on software applications (approximately 52% of the courses) and technical certification programs (approximately 48%). Classes are concise, generally ranging from one to five days, and are designed to be intensive skill-building experiences. The Company offers a broad array of information technology courses covering the most popular software applications and technical certification programs. The Company also provides customized training for customers' proprietary software applications. The Company believes it offers more classes more often than any other company in the industry.

In addition to certified instructors and broad curriculum, the New Horizons business model is designed to provide its customers significant training value by featuring: (i) guaranteed training through the Company's free six-month repeat privileges; (ii) skills assessment on subjects and skills for both standard or proprietary software; (iii) professional certification training;
(iv) the largest network of authorized training centers in the industry ensuring quality and consistency; (v) free 24 hours-a-day, 7 day-a-week help desk service for a full sixty-day period after a class has been completed; (vi) on-site training at customer's facilities; (vii) customized courseware from a library of over 1,200 titles in 14 languages; (viii) club memberships providing a series of classes for one platform at one low price; (ix) flexible scheduling including evening and weekend classes; (x) a Corporate Education Solutions program, (CES), formerly Major Accounts Program, which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; and (xi) its Choice Learning program which allows customers to blend the delivery methodology between instructor-led training and technology-based training.

New Horizons believes that while Web-based training will become more prevalent, the instructor will continue to play a critical role in the delivery of IT education. The instructor naturally facilitates a structured learning environment where students are focused on achieving course objectives, thereby giving employers greater confidence that their training investment is maximized. The Company believes these functions will continue to be critical in the future, even as technology becomes a more pervasive part of the training curriculum.

New Horizons' existing Web-based training provides a rich, interactive environment that teaches, prompts, and uses on-line tutors to guide students through specific learning objectives. Created specifically for the Web by recognized experts in the field, these in-depth courses give the user valuable real-world skills and cover the most cutting edge technology topics. Since the courses reside in a hosted server, there is no need for specialized software or hardware.

New Horizons is developing a plan to create a new, fully Web-based training curriculum. Through this strategy, the Company plans to achieve content parity across its ILT, CBT and WBT product lines. This will add simplicity to the account executive's sales process, which is presently biased towards ILT-products, and will facilitate the selection of optimal training packages for prospective customers.

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, the buy back of franchises in certain markets, and revenue growth from the existing training centers. Revenues at locations open more than twelve months grew approximately 15% in 1999. The Company believes a mix of franchised and company-owned centers will enable it to combine the accelerated expansion opportunities provided by franchising while maintaining ownership of a significant number of training centers. The Company plans to continue to grow through the (i) improvement of revenues and profits at both current company-owned and franchised operating locations; (ii) the sale of additional franchises; (iii) the selective buyback of existing franchises in the United States which have demonstrated the ability to achieve above average profitability while increasing market share, and (iv) the potential acquisition of companies in similar or complementary businesses.

Company-owned Training Centers
------------------------------

At the end of 1999 the Company owned and operated 26 training centers that generated $86.5 million in revenue. The locations open at the beginning of 1999 were as follows:

California     Connecticut    Illinois     New York       Ohio         Tennessee
----------     -----------    --------     --------       ----         ---------
Santa Ana      Hartford       Chicago      New York (2)   Cleveland    Memphis
Irvine                                                                 Nashville
Burbank                                                                Jackson
Los Angeles

The franchise locations acquired in 1999 were as follows:

  Albuquerque, New Mexico                             Acquired March 1, 1999
  Charlotte, North Carolina                           Acquired April 1, 1999
  Sacramento, Stockton and Redding, California        Acquired April 1, 1999
  San Antonio, Texas                                  Acquired May 1, 1999
  Denver, Englewood, Broomfield and                   Acquired September 1, 1999
   Colorado Springs, Colorado

Additionally,   the  Company  opened   locations  in  Long  Beach  and  Modesto,
California, Akron, Ohio, and Rosemont, Illinois in 1999.

The acquisitions are a result of the Company's strategy to acquire well performing franchises in select United States markets. The selling shareholders, other than the former owner of the Sacramento and Stockton franchises, have continued to manage the acquired training centers, and will receive additional consideration if certain performance criteria are met. The acquisitions have been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition.

Franchising
-----------

At the end of 1999 the Company supported a worldwide network of independent franchises which provide information technology training at 204 locations in 40 countries. There were an additional 38 franchised locations which had been sold and which are scheduled to open at various times during 2000. The franchisee is given a non-exclusive license and franchise to participate in and use the business model and sales system developed and refined by the Company. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 175 franchised locations operating at the end of 1997; 194 at the end of 1998; and 204 at the end of 1999, of which 121 were in the United States and Canada and 83 were abroad.

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

United States and Canada
------------------------

Franchise Fees

A franchisee in the United States and Canada is charged an initial franchise fee and ongoing monthly royalties, which become effective a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory granted as defined in the Franchise Agreement. In the United States and Canada, the size of a territory is measured by the number of personal computers ("PC's") in the territory. The initial franchise fee for a start-up center for a Type 1 territory (150,000 or more PC's) is $75,000; for a Type 2 territory (75,000 to 149,999 PC's) is $50,000; and a Type 3 territory (50,000 to 75,000 PC's) is $25,000. Entrepreneurs converting an existing training center to a New Horizons center receive a 20% reduction in the initial fee as a conversion allowance. Based on information furnished by IDC concerning the number of PC's in various geographic areas, as of December 31, 1999, the Company has identified 31 Type 1 territories, 25 Type 2 territories, and 18 Type 3 territories as the remaining territories currently available for sale as franchises in the United States and Canada.

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

International
-------------

Franchise Fees

Initial franchisee fees and territories for international franchises are market/country specific. While the Company does have some unit franchises internationally, the Company has predominantly entered into Master Franchise Agreements providing franchisees with the right to award sub-franchises to other parties within a particular region. The Master Franchisee pays an initial master franchise fee that is based upon the expected number of sub-franchises to be sold. The master franchise fee is then earned ratably over the opening of the sub-franchises. Under the terms of these Master Franchise Agreements, the franchisee commits to open or cause to be opened a specified number of locations within a specified time frame. The Master Franchisee is responsible for the pre-opening and ongoing support of the sub-franchises. The Company shares with the Master Franchisee in the proceeds of subsequent sales of individual franchises and also receives a percentage of the royalties received by the Master Franchisee. In 1999 the Company entered into Master Franchise Agreements for the development of Bolivia, Columbia, France, Greece, Lebanon, Pakistan, Peru and Venezuela. Approximately 17.6% of the Company's system-wide revenues were generated by international locations in 1999. In addition to those markets currently served by its franchisees, the Company has identified over 200 additional international markets that may support a training center.

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

Master Franchise Agreement

A Master Franchisee receives a "Protected Area" which is typically a country or a region encompassing multiple countries. Under the Master Franchise Agreement the Master Franchisee shall: (i) license and service third party Unit Subfranchises operated by persons other than the Master Franchisee and (ii) own and operate at least one New Horizons location under a separate Unit Franchise Agreement. The Master Franchise Agreement runs for an initial term of ten years and is renewable for additional ten-year terms. The Master Franchisee is expected to: (i) grant unit franchises in a form of Unit Franchise Agreement as prescribed by New Horizons; (ii) perform and enforce against each Unit Subfranchise the terms of any Unit Subfranchise Agreement it enters into; (iii) provide the initial training in the New Horizons system to each Unit Subfranchise; and (iv) provide ongoing support, consulting and assistance to each Unit Subfranchise after the initial training. For these obligations the Master Franchisee retains 60% of the initial franchise fees and the ongoing royalties received from the Unit Subfranchises.

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

Franchise Support
-----------------

In return for the initial franchise fee and the other monthly fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company's operating headquarters in Santa Ana, California, and one week of field training at the franchisee's location; (ii) franchise and sales system information contained in the Company's Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers, access to troubleshooting and business planning assistance; (iv) current applications courseware at printing cost only (over 1,200 titles in fourteen languages); (v) access to the Corporate Education Solutions program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; (vi) site selection assistance; (vii) periodic regional and international meetings and conferences; and (viii) advisory councils and monthly communications.

CUSTOMERS

Customers for the training provided at New Horizons company-owned and franchised training centers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities. Little, if any, of the Company's revenues are generated from Title IV entitlement programs.

No single customer accounted for more than 10% of New Horizons revenues in 1999.

The New Horizons system delivered over 2.4 million student-days of technology training in 1999.

SALES AND MARKETING

New Horizons markets its services primarily through account executives who utilize telesales to target and contact potential customers. The New Horizons sales system is organized and disciplined. After undergoing a formal initial training program, account executives are expected to generate their own database of customers through telephone sales, make a minimum number of calls per day, and invoice and collect a minimum amount of revenue each month. These minimums escalate over the first eight months an account executive is selling and are designed to move the account executive from being compensated with a non-recoverable draw against commission to a full commission compensation program. Account executives' target sales areas are local and regional. Sales opportunities that involve national and international accounts and involve delivery of training at multiple locations are turned over to the Company's Corporate Education Solutions program.

In 1995 the Company established it's major accounts program designed to market computer training services to large organizations which have facilities and training needs throughout the world. This program provides New Horizons' national and international customers with a single point of contact to the entire New Horizons network of training and support services. During 1999 New Horizons competed for and won national and international contracts with Boeing, GE Capital ITS, Honeywell International, Microsoft OEM Division, and Pitney Bowes among others.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

TRAINING AUTHORIZATIONS

New Horizons is authorized to provide certified training by more than 30 software publishers, including Microsoft, Novell, Apple, and Sun Microsystems. Many of the industry's major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. In support of these vendors, the Company has 136 Microsoft (CTEC), 100 Novell (NAEC), and 28 Lotus (LAEC) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationships with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business. Additionally, with certification testing becoming increasingly important, New Horizons has grown its number of Authorized Prometric Testing Centers to 137.

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

The Company recognizes that the emergence of computer-based training, as well as distance learning and online training on the Internet, are important and growing competitive developments in the industry.

In-house Training Departments
-----------------------------

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

Independent Education and Training Organizations
------------------------------------------------

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

Computer-based Training, Distance Learning, and Web-based Training
------------------------------------------------------------------

Instructor-led training has historically been the dominant delivery method for information technology training. Multimedia, CBT, distance learning, and WBT have been small but growing delivery methods. According to IDC, these training delivery methods are expected to grow at a faster rate than instructor-led training through the year 2003. The Company recognizes that its future success depends on, among other factors, the market's continued acceptance of instructor-led training as a delivery method for information technology training, the Company's ability to continue to market competitive instructor-led course offerings, and the Company's ability to successfully capitalize on the potential of multimedia, CBT, distance learning, and WBT delivery methods. Using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of computer-based products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997. As of December 31, 1999, there were 50 Masterware titles available for sale. IDC's 1998 research found that IT professionals use 2.8 methods of study and preparation when preparing for certification exams. The Company has a reseller agreement with a company that has an extensive offering of CBT courses that will prepare customers for certification exams.

WBT represents an emerging trend in the computer training industry and IDC estimates that the online learning market will increase from $440 million in 1998, to $5.3 billion by 2003. The Company has entered into an agreement with a company that will allow New Horizons customers worldwide to have access to tutor-supported WBT computer courses seven days a week, 24 hours a day.

Information technology training can be broken into three segments: Segment 1 includes the most sophisticated levels of training for programmers and software developers; Segment 2 includes certification for engineers (Microsoft, Novell); and Segment 3 includes the end users of standard application software. While the Company does very little training of programmers and software developers, it does compete in Segments 2 and 3, with an estimated 48% of revenues from Segment 2 and 52% from Segment 3.

The Company competes with Catapult, Executrain, IKON, and Productivity Point in Segments 2 and 3. The Company competes marginally with Learning Tree and Global Knowledge Network in Segment 2.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

The statements made in this Annual Report on Form 10-K that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are by no means limited to: (i) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training, including through the Internet, which could have more favorable economics with respect to timing and delivery costs and the emergence of just-in-time interactive training; (ii) the Company's ability to attract and retain qualified instructors and management employees; (iii) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to upgrading information systems and computer software by customers; (v) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (vi) the Company's ability to manage the growth of its business.

The Company's strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in the United States which have demonstrated the ability to achieve above average profitability while increasing market share, and the acquisition of companies in similar or complementary businesses. The Company's growth strategy is premised on a number of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trend toward outsourcing. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely effected.

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

TRADEMARKS

The  Company  has  issued   trademark   registrations   and  pending   trademark
applications for the word mark "NEW HORIZONS" and for other trademarks incorporating the words "NEW HORIZONS." The Company believes that the New Horizons name and trademarks are important to its business. The Company has obtained the European Community trademark which protects its name and mark throughout the European Union. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company's right to use the New Horizons name and trademarks in its business. However, the Company has been advised that it cannot register the word mark "NEW HORIZONS" in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in Australia. The Company has an application filed with the Australian trademark office to protect Skill Master as its trademark in Australia, and its franchises there are using that name and trademark. The Company believes that neither the pending claim nor the inability to register certain of its trademarks in certain foreign countries will have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

As of February 29, 2000, the Company employed a total of 1,109 individuals in its corporate operations and company-owned facilities. Of these employees, 374 are instructors, 263 are account executives, and 472 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell, and Lotus.

None of New Horizons' employees is represented by a labor organization. New Horizons considers relations with its employees to be good.

ITEM 2.    PROPERTIES

The Company's corporate headquarters and its flagship training center are located in Santa Ana, California, pursuant to a lease, which expires in 2002. The Company has signed a lease to relocate its corporate headquarters and the Santa Ana training facility to Anaheim, California in 2001. The lease provides for reimbursement of its Santa Ana lease costs through its expiration.

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. Until it signed the lease discussed above the Company had intended to construct a building on the land to serve as the world headquarters. With the signing of the lease the Company will now market the land for sale.

As of December 31, 1999, New Horizons operated training centers at 25 other leased facilities in California, Illinois, Ohio, Connecticut, New Mexico, North Carolina, Texas, Tennessee and New York with leases that expire from 2000 to 2009.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices if necessary.


ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in several lawsuits incidental to the ordinary conduct of its business. Under the terms of the sale of the Company's environmental business, the Company is also required to indemnify the purchaser against liabilities arising out of pending litigation and from claims relating to the performance of services prior to the sale. The Company does not believe that the outcome of any or all these claims will have a material adverse effect upon its business or financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock is traded on The Nasdaq Stock Market under the symbol NEWH. The following table sets forth the range of high and low bid quotations per share of common stock from January 1, 1998, through December 31, 1999, as reported by The Nasdaq Stock Market.

1999                                                           HIGH         LOW
----                                                           ----         ---
1st Quarter ............    (January 1 - March 31)             18.30       15.00
2nd Quarter ............    (April 1 - June 30)                19.75       14.30
3rd Quarter ............    (July 1 - September 30)            19.75       15.38
4th Quarter ............    (October 1 - December 31)          15.88       11.38

1998                                                            HIGH         LOW
----                                                            ----         ---
1st Quarter ............    (January 1 - March 31)             12.40        9.80
2nd Quarter ............    (April 1 - June 30)                16.00       10.80
3rd Quarter ............    (July 1 - September 30)            18.00       13.30
4th Quarter ............    (October 1 - December 31)          18.50       11.30

As of March 10, 2000, the Company's common stock was held by 298 holders of record. The Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share)

Selected Consolidated
Statements of Operations Data                                        1999          1998          1997          1996          1995
-----------------------------                                        ----          ----          ----          ----          ----

Total revenues ...............................................    $ 111,476     $  72,629     $  52,633     $  41,269     $  23,733
Cost of revenues .............................................       50,301        32,749        26,814        20,599        13,164
Selling, general and administrative expenses .................       46,407        31,354        23,368        19,063        11,757
Write-off of management system ...............................        3,338          --            --            --            --
Settlement of franchise arbitration ..........................          303          --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Operating income (loss) ......................................       11,127         8,526         2,451         1,607        (1,188)
Interest income ..............................................          643         1,424         1,301           211           231
Interest expense .............................................         (354)         (255)         (469)         (351)         (100)
Gain from release of certain franchise obligations ...........         --            --           2,600          --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations before income taxes .       11,416         9,695         5,883         1,467        (1,057)
Provision (benefit) for income taxes .........................        4,153         3,813         2,269           669          (440)
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations .....................        7,263         5,882         3,614           798          (617)
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) from discontinued operations ...................         --            --             349          (130)          424
Loss on disposal of discontinued operations ..................         --            --            --          (7,303)         --
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) from discontinued operations ...................         --            --             349        (7,433)          424
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) ............................................    $   7,263     $   5,882     $   3,963     $  (6,635)    $    (193)
                                                                  =========     =========     =========     =========     =========

Basic Earnings Per Share
------------------------
Income (loss) per share from continuing operations ...........    $    0.76     $    0.64     $    0.41     $    0.09     $   (0.07)
Income (loss) per share from discontinued operations .........         --            --            0.04         (0.86)         0.05
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) per share ..................................    $    0.76     $    0.64     $    0.45     $   (0.77)    $   (0.02)
                                                                  =========     =========     =========     =========     =========

Diluted Earnings Per Share
--------------------------
Income (loss) per share from continuing operations ...........    $    0.72     $    0.61     $    0.40     $    0.09     $   (0.07)
Income (loss) per share from discontinued operations .........         --            --            0.04         (0.86)         0.05
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) per share ..................................    $    0.72     $    0.61     $    0.44     $   (0.77)    $   (0.02)
                                                                  =========     =========     =========     =========     =========


                                                    December 31,     December 31,      December 31,     December 28,    December 30,
Selected Consolidated Balance Sheet Data                1999             1998              1997             1996            1995
----------------------------------------            ------------     ------------      ------------     ------------    ------------

Working capital ...............................         $  6,010         $ 20,951         $ 27,030         $ 23,066         $ 28,898
Total assets ..................................          105,084           86,746           66,571           56,477
                                                                                                                              60,472
Long term obligations
     less current portion .....................            6,730              267            1,516            2,330              650
Total stockholders' equity ....................           72,730           61,569           49,056           43,757           49,428

(1)  Certain reclassifications were made to previous years' statements to conform with the presentation in 1999.

(2)  Per Share amounts have been adjusted to reflect the five-for-four split of the Company's common stock effected June 8,1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and "SELECTED CONSOLIDATED FINANCIAL DATA" included elsewhere in this report.

GENERAL

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to 1997, the Company also operated an environmental remediation business. As a result of the completion of the sale of Handex Environmental, Inc. to ECB, Inc. in December 1996, the results of operations for the Company's environmental business segment have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. The Company operates in two business segments: one operates wholly-owned computer training centers and the other supplies systems of instruction, sales, and management concepts concerning computer training to independent franchisees.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, and revenue earned from the Corporate Education Solutions program Cost of revenues consists primarily of costs associated with courseware development and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, Corporate Education Solutions support, advertising expenses, and franchise sales expenses.

RESULTS OF OPERATIONS 1999 VERSUS 1998 - CONTINUING OPERATIONS

Revenues
--------

Revenues for 1999 increased $38,847 to $111,476 or 53.5% over the $72,629 realized in 1998. The increase in revenues was attributable to significant growth in royalties, the inclusion of the Memphis and Nashville, Tennessee and Hartford, Connecticut centers for a full year in 1999, the acquisition of the Albuquerque, New Mexico, Charlotte, North Carolina, Sacramento and Stockton, California, San Antonio, Texas, and Denver, Colorado franchises. The centers owned on January 1, 1999 had an aggregate year over year growth of 8.1%.

Revenues at company-owned centers increased 64.7% to $86,520 from $52,545 in 1998. The increase was primarily attributable to increased revenues at the New York and Cleveland centers, the inclusion of the Memphis, Nashville and Hartford centers for a full year, and the acquisition of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver franchises.

In the Company's franchising segment, royalty fees for 1999 were $19,532, up 20.6% over the 1998 total of $16,189. The increase was principally due to a 16.2% revenue increase at locations open more than one year and the addition of 21 franchise locations during the year, less 11 locations purchased by the Company and operated as company-owned centers. Franchise fees for 1999 were $2,606, up 52.9% from the 1998 total of $1,704. At the end of 1999, there were 204 franchise locations in operation, up 5.2% over the 194 in operation at the end of 1998. One hundred twenty one locations operate in the U.S. and Canada while 83 operate in 38 other countries around the world. Other franchising revenues for 1999 increased $627, up 28.6% from the 1998 total of $2,191. The increase was due mainly to higher revenues from the Corporate Education Solutions program.

System-wide revenues, which are defined as revenues from all centers, both company-owned and franchised, increased to $435,124 at the end of 1999, up 21.7% from $357,503 in 1998.

Cost of Revenues
----------------

Cost of revenues increased $17,552 or 53.6% for 1999 compared to 1998. As a percentage of revenues, cost of revenues remained at 45.1% for 1999 and 1998. The increase in cost of revenues in absolute dollars was primarily due to the inclusion of the Memphis, Nashville, and Hartford franchises for a full year and the acquisition of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver franchises.

Selling, General and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses increased $15,053 or 48.0% for 1999 compared to 1998. As a percentage of revenues, selling, general and administrative expenses declined to 41.6% for 1999 from 43.2% for 1998. The increase in absolute dollars for selling, general and administrative expenses was due primarily to the inclusion of the Memphis, Nashville and Hartford centers for a full year in 1999, the acquisition of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver franchises, and franchise support for international operations. The decrease in selling, general and administrative expense as a percentage of revenues was principally due to the significant growth in revenues, synergies created through the acquisition of these centers, and control of the addition of non-revenue producing employees.

Interest Income (Expense)
-------------------------

Interest income for 1999 decreased $781 or 54.8% to $643 compared with $1,424 in 1998. As a percentage of revenues, interest income decreased to 0.6% for 1999 from 2.0% for 1998. The Company earned $137 in tax-free income, down from $938 in 1998.

Interest expense increased $99 to $354 for 1999 or 38.8% compared to $255 in 1998. As a percentage of revenues, interest expense was 0.3% in 1999 and 0.4% in 1998. The increase in interest expense in absolute dollars was due to an increase in debt resulting from the franchise buy-backs in 1999.

Income Taxes
------------

The provision for income taxes as a percentage of income before income taxes was 36.4% for 1999 compared to 39.3% for 1998. The decrease in the effective tax rate was due principally to the increase of foreign tax credits and state enterprise zone tax credits. The decrease was partially offset by a smaller percentage of the tax-free investment income to total income before taxes.

RESULTS OF OPERATIONS 1998 VERSUS 1997 - CONTINUING OPERATIONS

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

Investment Income (Expense)
---------------------------

Investment income for 1998 increased $123 or 9.5% to $1,424 compared with $1,301 in 1997. As a percentage of revenues, investment income decreased to 2.0% for 1998 from 2.5% for 1997. The Company earned $938 in tax-free income, up from $835 in 1997. The increase in investment income in 1998, in absolute dollars, was due mainly to the substantial increase in short-term investment funds resulting from the 1996 sale of the environmental business and the cash received from the release of certain franchise obligations in 1997. The decrease in investment income as a percentage of revenue was due to the growth in revenues.

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

DISCONTINUED OPERATIONS

In 1996 the Company sold Handex Environmental, Inc. and has reflected its net assets and results of operations as discontinued operations in the accompanying consolidated financial statements. Remaining assets and liabilities of Handex Environmental are recorded at their expected realization value.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company's current ratio was 1.3 to 1, working capital was $6,010, and its cash and cash equivalents totaled $2,868. Working capital as of December 31, 1999, reflected a decrease of $14,941 from $20,951 as of December 31, 1998. The decrease was due principally to the use of cash to purchase six franchises, partially offset by cash generated from operating activities and borrowings against a line of credit.

In 1999 cash used by investing activities increased by $14,557 to $19,504. This was primarily due to an additional $22,346 incurred in 1999 to purchase six franchises and the payment of direct costs for prior acquisitions of $2,336. These increases in cash usage were partially offset by the net increase in the redemption of marketable securities of $8,530 in 1999 compared to 1998.

Cash provided by operating activities was $12,893, an increase of $2,408 compared to 1998. The increase was due to an increase of $5,785 in net income plus non-cash charges for depreciation and amortization, write-off of the management system, and other adjustments, and the cash flow effect of the increase in accounts receivable of $1,582. These increases were partially offset by the cash flow of the payment to the Hartford franchise of $3,000. The Company's net borrowing activities increased by $4,722.

The Company currently maintains a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements, at an interest rate of LIBOR
(6.1% at December 31, 1999) plus 1.75%. Total borrowings in 1999 were $13 million under the acquisition portion of the line of credit agreement. The outstanding balance as of December 31, 1999 was $6.7 million. As of December 31, 1999, the Company has $13.3 million and $5 million available for borrowing under the acquisition and short-term financing portions of the credit facility, respectively.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During 1999 New Horizons spent approximately $6,748 on capital items. Capital expenditures for 2000 are expected to total approximately $4,800.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 must be implemented by the Company for the year ended December 31, 2001. The effects of SFAS No. 133 on the Company's financial statements are not expected to be significant.

YEAR 2000

The Company undertook a Year 2000 Compliance Project ("Y2K Project") that was designed to ensure that the Company could effectively conduct business beyond January 1, 2000, and that disruption from December 31, 1999 to January 1, 2000 would be minimized. The Company's Y2K Project addressed reporting compliance and legal concerns and contained various phases, including evaluation of systems, planning for system fixes, implementation of system fixes, development of contingency plans, and testing of system fixes. Although problems may still arise, the Company's Y2K Project appears to have been successful. As of the date of this annual report, there have been no significant internal issues identified, and inquiries after January 1, 2000 of the Company's key suppliers and customers have indicated that they have not experienced significant issues either.

When the Company's systems were upgraded as part of its Y2K Project, other improvements to the Company's systems were made. The cost of the Company's Y2K Project, including such system upgrades, was approximately $500.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments are included in the Notes to Consolidated Financial Statements. The Company monitors the risks associated with interest rates and financial instrument positions.

The Company's primary interest rate risk exposure results from floating rate debt on its line of credit. At December 31, 1999 most of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 1999 rates, and assuming no changes in long-term debt from the December 31, 1999 levels, the additional annual expense would be approximately $67 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages F-1 to F-20 contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
New Horizons Worldwide, Inc.


     We have audited the accompanying consolidated balance sheets of New Horizons Worldwide, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 23, 2000

                           CONSOLIDATED BALANCE SHEETS

                  New Horizons Worldwide, Inc. and Subsidiaries

                     December 31, 1999 and December 31, 1998
                             (Dollars in thousands)



                                                           1999           1998
                                                           ----           ----
Assets
------
Current assets:
     Cash and cash equivalents ...................     $   2,868      $   6,873
     Investments .................................            --         15,821
     Accounts receivable, less allowance
       for doubtful accounts of $943
       in 1999 and $927 in 1998 (Note 2) .........        20,991         16,538
     Inventories .................................         1,226            784
     Prepaid expenses ............................         1,438          1,039
     Deferred income tax assets (Note 6) .........         2,526          2,202
     Other current assets ........................           791            773
                                                       ---------      ---------
         Total current assets ....................        29,840         44,030

Property, plant and equipment, net (Note 4) ......        14,797         13,818

Excess of cost over net assets of acquired
  companies, net of accumulated amortization of
  $3,420 in 1999 and $1,844 in 1998 (Note 12) ....        55,718         25,225
Cash surrender value of life insurance ...........         1,070            863
Other assets (Note 7) ............................         3,659          2,810
                                                       ---------      ---------
Total Assets .....................................     $ 105,084      $  86,746
                                                       =========      =========

Liabilities & Stockholders' Equity
----------------------------------
Current liabilities:
     Notes payable and current portion
     of long-term obligations (Note 3) ...........     $     189      $   3,910
     Accounts payable ............................         2,155          2,391
     Income taxes payable (Note 6) ...............           918            354
     Other current liabilities (Note 8) ..........        20,568         16,424
                                                       ---------      ---------
         Total current liabilities ...............        23,830         23,079

Long-term obligations, excluding current
  portion (Note 3) ...............................         6,730            267
Deferred income tax liability (Note 6) ...........           835            981
Deferred rent (Note 11) ..........................           885            658
Other long-term liabilities ......................           127            192
                                                       ---------      ---------
         Total liabilities .......................        32,407         25,177
                                                       ---------      ---------
Commitments and contingencies (Note 11) ..........            --             --

Stockholders' equity (Note 10):
     Preferred stock without par value, 2,000,000
       shares authorized, no shares issued .......            --             --
     Common stock, $.01 par value, 15,000,000
       shares authorized; issued and outstanding
       9,788,583 shares in 1999 and 9,558,531
       shares in 1998 ............................            97             95
     Additional paid-in capital ..................        37,098         33,202
     Retained earnings ...........................        36,780         29,517
     Treasury stock at cost - 185,000 shares
       in 1999 and 1998 ..........................        (1,298)        (1,298)
     Accumulated other comprehensive income ......            --             53
                                                       ---------      ---------
         Total stockholders' equity ..............        72,677         61,569
                                                       ---------      ---------
Total Liabilities & Stockholders' Equity .........     $ 105,084      $  86,746
                                                       =========      =========


           See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                  New Horizons Worldwide, Inc. and Subsidiaries

     Years ended December 31, 1999, December 31, 1998, and December 31, 1997
                    (Dollars in thousands, except per share)

                                                1999         1998         1997
                                                ----         ----         ----
Revenues
--------
  Franchising
      Franchise fees ....................   $   2,606    $   1,704    $   1,255
      Royalties .........................      19,532       16,189       11,887
      Other .............................       2,818        2,191          799
                                            ---------    ---------    ---------
      Total franchising revenues ........      24,956       20,084       13,941
  Company-owned training centers ........      86,520       52,545       38,692
                                            ---------    ---------    ---------
      Total revenues ....................     111,476       72,629       52,633

Cost of revenues ........................      50,301       32,749       26,814

Selling, general and administrative
  expenses ..............................      46,407       31,354       23,368

Write-off of management system
  (Note 5) ..............................       3,338           --           --

Settlement of franchise arbitration
  (Note 5) ..............................         303           --           --
                                            ---------    ---------    ---------
Operating income ........................      11,127        8,526        2,451

Interest income .........................         643        1,424        1,301

Interest expense ........................        (354)        (255)        (469)

Gain from release of certain
  franchise obligations .................          --           --        2,600
                                            ---------    ---------    ---------
Income from continuing operations
  before income taxes ...................      11,416        9,695        5,883

Provision for income taxes (Note 6) .....       4,153        3,813        2,269
                                            ---------    ---------    ---------
Income from continuing operations .......       7,263        5,882        3,614

Discontinued operations (Note 14):
     Income from discontinued
       operations net of applicable
       income taxes of $0 ...............          --           --          349
                                            ---------    ---------    ---------
Net income ..............................   $   7,263    $   5,882    $   3,963
                                            =========    =========    =========

Basic Earnings Per Share
------------------------
Income per share from continuing
  operations ............................   $    0.76    $    0.64    $    0.41
Income per share from discontinued
  operations ............................          --           --         0.04
                                            ---------    ---------    ---------
Net income per share ....................   $    0.76    $    0.64    $    0.45
                                            =========    =========    =========

Diluted Earnings Per Share
--------------------------
Income per share from continuing
  operations ............................   $    0.72    $    0.61    $    0.40
Income per share from discontinued
  operations ............................          --           --         0.04
                                            ---------    ---------    ---------
Net income per share ....................   $    0.72    $    0.61    $    0.44
                                            =========    =========    =========

           See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  New Horizons Worldwide, Inc. and Subsidiaries

     Years ended December 31, 1999, December 31, 1998, and December 31, 1997
                             (Dollars in thousands)



                                                  1999         1998        1997
                                                  ----         ----        ----

Net income ................................     $ 7,263      $ 5,882     $ 3,963

Other comprehensive income:
     Unrealized holding gains on
available for sale securities arising
during year ...............................          --           53          --

     Reclassification adjustment for
     gains included in net income .........         (53)          --          --
                                                -------      -------     -------
Comprehensive income ......................     $ 7,210      $ 5,935     $ 3,963
                                                =======      =======     =======


                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             New Horizons Worldwide, Inc. and Subsidiaries

                                Years ended December 31, 1999, December 31, 1998, and December 31, 1997
                                                             (In thousands)


                                                                                                           Accumulated
                                                                     Additional                             other com-      Stock-
                                                    Common Stock       paid-in    Retained     Treasury     prehensive     holders'
                                                  Shares    Amount     capital    earnings       stock        income       equity
                                                  ------    ------   ----------   --------     --------    -----------     ---------

Balance at January 1, 1997 ..................      8,907   $     89    $ 25,293    $ 19,672    $ (1,298)     $     --      $ 43,756
Issuance of common stock from exercise of
  stock options .............................        205          2       1,036          --          --            --         1,038
Income tax benefit from the exercise of
  stock options .............................         --         --         299          --          --            --           299
Net income ..................................         --         --          --       3,963          --            --         3,963
                                                  ------   --------    --------    --------    --------      --------      --------
Balance at December 31, 1997 ................      9,112         91      26,628      23,635      (1,298)           --        49,056

Issuance of common stock from exercise of
  stock options and warrants ................         75          1         396          --          --            --           397
Income tax benefit from the exercise of
  stock options and warrants ................         --         --         180          --          --            --           180
Issuance of common stock for acquisitions ...        371          3       5,451          --          --            --         5,454
Unrealized gain on investments ..............         --         --          --          --          --            53            53
Compensatory stock options and warrant grants         --         --         547          --          --            --           547
Net income ..................................         --         --          --       5,882          --            --         5,882
                                                  ------   --------    --------    --------    --------      --------      --------
Balance at December 31, 1998 ................      9,558         95      33,202      29,517      (1,298)           53        61,569

Issuance of common stock from exercise of
  stock options .............................          8         --          75          --          --            --            75
Income tax benefit from the exercise of
  stock options .............................         --         --          18          --          --            --            18
Issuance of common stock for acquisitions ...        223          2       3,665          --          --            --         3,667
Compensatory  warrant grants ................         --         --         138          --          --            --           138
Other comprehensive income ..................         --         --          --          --          --           (53)          (53)
Net income ..................................         --         --          --       7,263          --            --         7,263
                                                  ------   --------    --------    --------    --------      --------      --------
Balance at December 31, 1999 ................      9,789   $     97    $ 37,098    $ 36,780    $ (1,298)     $     --      $ 72,677
                                                  ======   ========    ========    ========    ========      ========      ========


                                                         See accompanying notes to consolidated financial statement


                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             New Horizons Worldwide, Inc. and Subsidiaries

                                Years ended December 31, 1999, December 31, 1998, and December 31, 1997
                                                         (Dollars in thousands)

                                                                                          1999              1998              1997
                                                                                          ----              ----              ----

Cash flows from operating activities
------------------------------------
     Net income ..............................................................         $  7,263          $  5,882          $  3,963
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ...........................................            6,074             4,006             3,786
     Write-off of management system (Note 5) .................................            2,860                --                --
     Deferred  income taxes ..................................................             (470)             (355)             (839)
     Stock-based compensation ................................................              138               547                --
     Cash provided (used) from the change in
      (net of effects of acquisitions):
         Accounts receivable .................................................           (1,689)           (3,270)            5,816
         Inventories .........................................................             (113)              133              (114)
         Prepaid expenses and other current assets ...........................             (198)             (192)            3,954
         Other  assets .......................................................             (723)             (195)           (1,578)
         Accounts payable ....................................................             (590)             (477)              187
         Other current liabilities ...........................................             (362)            4,861                 4
         Income taxes payable ................................................              582              (515)            1,251
         Deferred rent .......................................................              121                60               363
         Non-cash charges and working capital changes
           from discontinued operations ......................................               --                --              (349)
                                                                                       --------          --------          --------
              Net cash provided  by operating activities .....................           12,893            10,485            16,444
                                                                                       --------          --------          --------
Cash flows from investing activities
------------------------------------
     Purchase of marketable securities .......................................             (279)          (21,810)          (22,758)
     Redemption of marketable securities .....................................           16,100            29,100                --
     Cash surrender value of life insurance ..................................             (207)             (105)              (84)
     Cash received on redemption of preferred stock ..........................               --                --             2,000
     Additions to property, plant and equipment ..............................           (6,748)           (8,359)           (4,450)
     Cash paid for acquired companies,
       net of cash acquired (Note 12) ........................................          (26,034)           (3,773)               --
     Cash paid for previous acquisitions (Note 12) ...........................           (2,336)               --                --
                                                                                       --------          --------          --------
         Net cash used by investing activities ...............................          (19,504)           (4,947)          (25,292)
                                                                                       --------          --------          --------
Cash flows from financing activities
------------------------------------
     Proceeds from issuance of common stock ..................................               75               397             1,038
     Proceeds from debt obligations ..........................................           12,906               181             1,264
     Principal payments on debt obligations ..................................          (10,375)           (2,372)           (1,736)
                                                                                       --------          --------          --------
        Net cash provided (used) by financing activities ....................            2,606            (1,794)              566
                                                                                       --------          --------          --------

Net increase (decrease) in cash and  cash equivalents ........................           (4,005)            3,744            (8,282)

Cash and cash equivalents at beginning of year ...............................            6,873             3,129            11,411
                                                                                       --------          --------          --------
Cash and cash equivalents at end of  year ....................................         $  2,868          $  6,873          $  3,129
                                                                                       ========          ========          ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest ............................................................         $    339          $    180          $    323
                                                                                       ========          ========          ========
         Income taxes ........................................................         $  4,091          $  4,303          $  1,530
                                                                                       ========          ========          ========

                                      See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  New Horizons Worldwide, Inc. and Subsidiaries

     Years ended December 31, 1999, December 31, 1998, and December 31, 1997
                             (Dollars in thousands)


Supplemental Disclosure of Noncash Transactions -

                                                          1999     1998     1997
                                                          ----     ----     ----
Noncash investing and financing activities:
    Income tax benefit from exercise of stock
      options and warrants ..........................     $ 18     $180     $299
                                                          ====     ====     ====

    Unrealized gain on investments ..................     $ --     $ 53     $ --
                                                          ====     ====     ====


The Company completed six acquisitions in 1999
  and three in 1998 summarized as follows (Note 12):
                                                            1999          1998
                                                            ----          ----
Fair value of assets acquired ......................     $ 34,076      $ 14,833

Short-term debt and other obligations incurred .....         (921)       (3,559)

Value of stock issued ..............................       (2,983)       (5,454)

Cash paid, net of cash acquired ....................      (26,034)       (3,773)
                                                          -------        ------

Liabilities assumed ................................     $  4,138      $  2,047
                                                         ========      ========


During the year ended December 31, 1999 the Company issued common stock with a value of $684 as additional consideration for previous acquisitions.

                  NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           December 31, 1999, December 31, 1998, and December 31, 1997
                  (Dollars in thousands, except per share data)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

New Horizons Worldwide, Inc. (New Horizons or the Company) owns and franchises computer training centers. The Company's training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. As of December 31, 1999, the Company and its franchisees delivered training in 26 company-owned and 204 franchised locations in 40 countries around the world.

Basis of Accounting and Principles of Consolidation
---------------------------------------------------

The consolidated financial statements include the accounts of New Horizons Worldwide, Inc. and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

Franchise Sales
---------------

The terms of a typical franchise agreement allow for the sale of individual franchises to operators of computer learning centers for an initial fee. The initial fees are $25, $50 or $75 depending on the estimated number of personal computers within a given territory. Operators of existing computer training centers receive a 20% reduction in the initial fee as a conversion allowance. Additionally, franchisees are assessed the following fees, among other fees, as defined by the franchise agreement:

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

c.   Marketing and Advertising Fee

     The fee amount is equal to 1% of gross revenues for franchisees in the United States and Canada and 0.2% for international franchisees who elect to participate. Amounts commence accruing on the date the franchise commences operation of the franchise business.

On February 28, 1997, the Company received cash consideration of $2,600 in return for releasing the franchise obligations of an owner of four New Horizons training centers in the state of New York. The Company is aggressively attempting to re-franchise the territories that became available as a result of this transaction. As of December 31, 1999, two of the territories have been resold.

Revenue Recognition
-------------------

Revenues for training services and franchise royalty fees are recognized as earned. Initial franchise fees are recognized when the Company has supplied substantially all of the services and met all of the conditions of the sale of the franchise rights. Master franchise fees are earned ratably over the opening of sub-franchises.

Investments
-----------

The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments have been categorized as "available for sale" and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are to be included as a component of accumulated other comprehensive income, net of tax, until realized. As of December 31, 1999, the Company had no investments.

Inventories
-----------

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, using the straight line method as follows:

       Equipment                3 to 5 years
       Furniture and fixtures   5 to 10 years
       Leasehold improvements   Useful life or term of lease, if shorter

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

Concentration of Credit Risk
----------------------------

The Company's credit risk on trade receivables is diversified over a wide geographic area and many customers. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables and collateral is generally not required to be provided by the customer.

Earnings Per Share
------------------

The Company calculates earnings per share (EPS) pursuant to (SFAS) No. 128 "Earnings Per Share." The computation of Basic EPS is based on the weighted average number of shares outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method. Dilutive options and warrants are not considered in the calculation of net loss per share.

The weighted average number of shares outstanding used in determining Basic EPS was 9,521,621 in 1999, 9,164,709 in 1998, and 8,838,539 in 1997. The weighted average number of shares outstanding used in determining Diluted EPS was 10,021,991 in 1999, 9,601,776 in 1998, and 9,117,836 in 1997. The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

During fiscal 1999 the Company's Board of Directors approved a five-for-four split of the Company's common stock. This split was effected on June 8, 1999 for shareholders of record on May 18, 1999. All per share and share information has been restated to reflect this stock split.

Stock Based Compensation
------------------------

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for employee stock-based compensation. The Company adopted the pro forma and other disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair-value based method on net income and net income per share in the financial statement footnotes. (See
Note 10)

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

New Accounting Pronouncements
-----------------------------

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 must be implemented by the Company for the year ended December 31, 2001. The effects of SFAS No. 133 on the Company's financial statements are not expected to be significant.

Reclassification
----------------

Certain  items  on  the  1998  and  1997   consolidated   statements  have  been
reclassified to conform to the 1999 presentation.

2.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Allowance for doubtful accounts includes the following:


                Years ended December 31         1999       1998
                -----------------------         ----       ----
                Balance, beginning of year   $   927    $ 1,693

                Provisions                       169        156

                Deductions                      (153)      (922)
                                             -------    -------
                Balance, end of year         $   943    $   927
                                             =======    =======


3.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     The Company's debt and capital lease obligations are as follows:
                                                              1999         1998
                                                              ----         ----
     Amount outstanding on line of credit with bank,
       bearing interest at LIBOR (6.1% at December 31,
       1999) plus 1.75%, payable in quarterly principal
       installments of $419 commencing March 2001,
       interest payable monthly ......................     $ 6,700      $    --

     Amounts due under capital leases with effective
       interest rates ranging from 8.5% to 14.6% per
       annum (Note 11) ...............................         219        1,013

     Note payable to a former franchisee pursuant to a
       franchise acquisition at 5% interest rate, paid
       January 1999 ..................................          --        3,000

     Notes payable to bank with effective interest
       rates of 7.4% and 7.6%, paid May 1999 .........          --          164
                                                           -------      -------
                                                             6,919        4,177

     Less: Current portion of notes payable and long-
       term obligations ..............................        (189)      (3,910)
                                                           -------      -------
                                                           $ 6,730      $   267
                                                           =======      =======

     The Company has a credit facility with a bank providing for borrowings not to exceed $25 million in the form of two credit facilities. The Tranche A facility provides for borrowing of up to $20 million and is available for business acquisitions and has a term repayment option. The Tranche A facility expires on December 31, 2000. The Tranche B facility provides for borrowing not to exceed $5 million and is available for general working capital needs. The Tranche B facility expires September 30, 2002. As of December 31, 1999, there was $6.7 million borrowed against the Tranche A facility. The credit facility is unsecured and subject to certain restrictive covenants including minimum earnings before interest, taxes, depreciation and amortization. The Company was either in compliance with these covenants or had obtained applicable waivers at December 31, 1999.

     The following is a summary of future payments required under the above obligations:

                      2000              $  189
                      2001               1,701
                      2002               1,679
                      2003               1,675
                      2004               1,675
                                        ------
                                        $6,919
                                        ======


4.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are summarized below:
                                                            1999          1998
                                                            ----          ----
     Land ............................................   $  5,099      $  5,099
     Leasehold improvements ..........................      2,720         2,046
     Equipment and software ..........................     17,917        14,432
     Furniture and fixtures ..........................      4,220         2,984
                                                         --------      --------
                                                           29,956        24,561
     Less accumulated depreciation and amortization ..    (15,159)      (10,743)
                                                         --------      --------
                                                         $ 14,797      $ 13,818
                                                         ========      ========

     On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company had intended to construct a building on the land that would serve as the world headquarters. The Company has signed a lease to relocate its corporate headquarters and the Santa Ana training facility to Anaheim, California in 2001. With the signing of the lease the company will now market the land for sale. Management believes the land held for disposition is recorded at the lower of cost or net realizable value.

     Included in the Company's property , plant and equipment are equipment and leasehold improvements under capital leases amounting to $359 (1999) and $974 (1998), net of accumulated depreciation of $4,582 (1999) and $3,863
     (1998).

5.   WRITE-OFF OF MANAGEMENT SYSTEM AND SETTLEMENT OF FRANCHISE ARBITRATION

     In the fourth quarter of 1999 the Company decided to discontinue the development of its proprietary management system and, accordingly, recorded a charge of $3,338 comprised primarily of capitalized development costs. The Company is currently evaluating several "off-the-shelf" management systems to support company-wide sales force automation and class scheduling and registration.

     During the year ended December 31, 1999, the Company settled a dispute with a previously terminated master franchisee resulting in a charge of $303, which is included in the accompanying statements of income.

6.   INCOME TAXES

     Income tax expense for the periods below differs from the amounts computed by applying the U.S. federal income tax rate of 35% to the pretax income as a result of the following:

                                                    1999       1998       1997
                                                    ----       ----       ----
     Computed "expected" tax expense ..........   $ 3,996    $ 3,393    $ 2,059
     Amortization of excess of cost over net
       assets acquired ........................        63         15         15
     State and local tax expense, net of
       federal income tax effect ..............       494        578        345
     Foreign income tax .......................        --         --        201
     Interest income from tax-free investments        (48)      (319)      (284)
     Other ....................................      (352)       146        (67)
                                                  -------    -------    -------
     Income tax expense .......................   $ 4,153    $ 3,813    $ 2,269
                                                  =======    =======    =======

     Income tax expense consists of:
          Federal:
               Current ........................   $ 3,258    $ 2,843    $ 1,755
               Deferred .......................      (389)      (332)      (243)
          State and local:
               Current ........................       783        952        523
               Deferred .......................       (81)       (23)       (70)
           Foreign ............................       582        373        304
                                                  -------    -------    -------
                                                  $ 4,153    $ 3,813    $ 2,269
                                                  =======    =======    =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998, are presented below:

                                                             1999          1998
                                                             ----          ----
     Deferred tax assets:
          Accounts receivable, principally
            due to allowance for doubtful
            accounts ..............................       $   340       $   509
          Reserve for uninsured losses and
            litigation ............................           163           308
          Accrued expenses ........................         1,106         1,013
          Property, plant and equipment,
            principally due to differences
            in depreciation .......................         1,147           221
          Foreign Tax Credit carryforward .........           157           262
          Deferred revenue ........................           464           197
          Other ...................................            64            --
                                                          -------       -------
                                                            3,441         2,510
                                                          -------       -------

     Deferred tax liabilities:
          Excess of cost over net assets of
            acquired companies ....................         1,611         1,224
          Loss on joint venture ...................           139           (22)
          Other ...................................            --            87
                                                          -------       -------
                                                            1,750         1,289
                                                          -------       -------

     Net deferred income taxes ....................       $ 1,691       $ 1,221
                                                          =======       =======

7.   OTHER ASSETS

     a.  Notes Receivable from Officers
         ------------------------------

     Included in other assets are notes receivable from officers of the Company in the aggregate amount of $1,385. The notes receivable are demand notes, $860 of which is collateralized by the proceeds from certain life insurance policies and bear interest at 7.3%. The remaining $525 relates primarily to non-interest bearing loans in connection with such officers' relocation expenses. The Company does not intend to demand repayment of these notes during fiscal 2000.

     b.  Non-cash Proceeds of Sale of Environmental Business
         ---------------------------------------------------

     Other assets consist of:
                                                      1999                1998
                                                      ----                ----
       Notes receivable from ECB, Inc.             $  3,681            $  3,931
       Valuation reserve for ECB, Inc.               (2,960)             (2,960)
       Notes receivable from officers                 1,385                 625
       Other                                          1,553               1,214
                                                   --------            --------
                                                   $  3,659            $  2,810
                                                   ========            ========

     The note receivable of $3,681 from ECB, Inc. (see Note 14) bearing interest, payable quarterly, at a rate of 6%. Effective March 31, 1998, interest is paid quarterly in arrears. Annual principal payments commenced in April 1999 with the minimum principal payments being $250, $500, and $750, for 1999, 2000, and 2001, respectively, with the balance due April 30, 2002.

8.   OTHER CURRENT LIABILITIES

     Other current liabilities consist of:
                                                             1999         1998
                                                             ----         ----
       Deferred revenues .............................    $  8,318     $  5,084
       Accounts payable to franchisees ...............       3,882        3,497
       Salaries, wages and commissions payable .......       3,266        2,813
       Unexpended advertising fund ...................         509          737
       Payable to former franchisee pursuant to
         a franchise acquisition .....................         294           --
       Accrued franchise arbitration expenses ........         279           --
       Accrued expenses in connection with the
         disposition of the environmental segment ....         667        1,078
       Accrued operating expenses and other
         liabilities .................................       3,353        3,215
                                                          --------     --------
                                                          $ 20,568     $ 16,424
                                                          ========     ========

9.   EMPLOYEE SAVINGS PLAN

     The Company has a 401(k) Profit Sharing Trust and Plan in which employees not currently covered by a collective bargaining agreement are eligible to participate. None of the Company's employees is currently covered by a collective bargaining agreement. The plan was established in 1995 and through December 31, 1998, was non-contributory. Effective January 1, 1999, the Board of Directors elected to match 25% of the employees' contributions.

10.  STOCK OPTION PLAN

     The Company maintains a Key Employees Stock Option Plan and an Omnibus Equity Plan which provide for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. These plans currently provide for the granting of options to purchase up to 1,267,572 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price. All options were granted at fair market value at dates of grant.

     In 1999 and 1998 the Company granted to certain officers of the Company options to purchase up to a maximum of 57,916 shares and 51,875 shares, respectively, of the Company's common stock. The options had an exercise price of $17.00 and $10.22 per share, respectively, which was the fair market value on the date of grant. The number of options was dependent on the officers meeting certain performance criteria. As of December 31, 1999 and 1998, the officers had been granted options to purchase 16,250 shares and 49,441 shares of common stock. For the year ended December 31, 1999 and 1998 the Company recorded compensation expense of zero and $410 associated with the option grants.

     Directors of the Company who are not employees currently hold options to acquire a total of 312,500 shares pursuant to option plans and agreements adopted exclusively for their benefit. The exercise price under all of such options was the fair market value as of the date of grant, and no further options may be awarded under such plans and agreements. The Company's Omnibus Equity Plan permits awards of options to be made to the non-employee Directors of the Company in addition to its employees, but no awards have been made to them under that plan.

     Changes in shares under option for 1999, 1998 and 1997 are summarized as follows:

                                                             1999                         1998                          1997
                                                 -------------------------    -------------------------      -----------------------
                                                                  Weighted                     Weighted                     Weighted
                                                                   Average                      Average                      Average
                                                   Shares           Price       Shares           Price       Shares           Price
                                                 ---------       ---------    ---------       ---------      -------       ---------

    Outstanding, beginning of year  .....        1,102,878       $    8.75      840,312       $    7.26      774,551       $    6.16
        Granted .........................          273,808           15.81      312,566           12.29      250,000           11.62
        Exercised .......................           (7,812)          10.06      (43,750)           5.20     (168,051)           6.27
        Canceled ........................          (90,625)          12.87       (6,250)          10.22      (16,188)           7.09
                                                 ---------                      -------                      -------
    Outstanding, end of year ............        1,278,249            9.97    1,102,878            8.75      840,312            7.26
                                                 =========                    =========                      =======

    Options exercisable, end of year ....          876,125       $    8.22      669,062       $    7.32      517,812       $    5.70
                                                 =========                    =========                      =======

    Weighted average fair value of
     options granted during the year.....        $    6.58                    $     6.31                   $    6.17
                                                 =========                    ==========                   =========

     Outstanding stock options at December 31, 1999 consist of the following:

                                                    Options Outstanding                       Options Exercisable
                                         ---------------------------------------          ----------------------------
                                                        Weighted
                  Range of                               Average        Weighted                              Weighted
                  Exercise                              Remaining        Average                               Average
                   Prices                  Shares          Life           Price             Shares              Price
                                                         (Years)
             ---------------             ---------      ---------       --------          ---------           --------

             $ 4.80 - $ 7.05               593,750         4.0          $   6.23            593,750           $   6.23
               8.85 -  12.50               354,499         3.5             11.00            206,125              11.38
              13.38 -  18.88               330,000         4.7             15.57             76,250              15.20
                                         ---------                                        ---------
             $ 4.80 - $18.88             1,278,249         4.0          $   9.97            876,125           $   8.22
                                         =========         ===          ========          =========           ========

     The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 6.1%, volatility of 27%, and zero dividend yield for 1999 and a risk-free interest rate of 6.5%, volatility of 55%, and zero dividend yield for 1998, with expected lives of six years for both periods. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If compensation expense was determined based on the fair value method under the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           1999           1998
                                                           ----           ----
        Net income                     As reported     $   7,263      $   5,882
                                       Pro forma           6,803          5,581

        Basic earnings per share       As reported     $    0.76      $    0.64
                                       Pro forma            0.71           0.61

        Diluted earnings per share     As reported     $    0.72      $    0.61
                                       Pro forma            0.68           0.58

     As of December 31, 1999, there were 1,084,389 shares of common stock under the Stock Option Plans that were available for future grant.

     On December 31, 1997, the Company granted warrants to purchase up to 43,750 shares of its common stock at a price of $10.00 per share to a consultant to the Company. The Company recorded the fair value of these warrants ($275) as compensation expense over the two-year vesting period of the warrants.

11.  COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases its offices, training facilities, and certain equipment under operating and capitalized lease obligations. Operating leases expire on various dates through 2009. The Company recognizes rent expense on a straight line basis and records deferred rent based on the difference between cash paid and straight line expense. Rent expense was $5,457, $3,331, and $2,741 for 1999, 1998, and 1997, respectively.

     Under the terms of the leases, future minimum commitments at December 31, 1999 are as follows:

     Year ending December 31                Capital Leases      Operating Leases
                                            --------------      ----------------
          2000 .........................      $    228            $  6,111
          2001 .........................            34               5,957
          2002 .........................             2               5,346
          2003 .........................            --               4,012
          2004 .........................            --               3,724
     2005 & after ......................            --               7,241
                                              --------            --------
     Total future minimum lease payment            264            $ 32,391
     Less: Amount representing interest            (45)           ========
                                              --------
                                                   219
     Less: Current portion .............          (189)
                                              --------
                                              $     30
                                              ========

     Litigation
     ----------

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.  ACQUISITIONS

     a.  Albuquerque, New Mexico franchise
         ---------------------------------

     On March 1, 1999, the Company purchased the assets of its franchise in Albuquerque, New Mexico. The consideration paid included $2,787 in cash, net of cash acquired, and 48,691 shares (38,953 shares prior to the Company's stock split) of the Company's common stock. Based upon the average price of the Company's stock seven days before and after the date of the transaction, ($16.23 per share), total consideration paid for this acquisition was $3,577. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $3,779 which is being amortized over 25 years.

     b.  Charlotte, North Carolina franchise
         -----------------------------------

     On April 1, 1999, the Company purchased the assets of its franchise in Charlotte, North Carolina. The consideration paid included $3,023 in cash, net of cash acquired, and 50,110 shares (40,088 shares prior to the Company's stock split) of the Company's common stock. Based upon the average price of the Company's stock seven days before and after the date of the transaction, ($15.35 per share), total consideration paid for this acquisition was $3,793. The selling shareholder will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $4,121 which is being amortized over 25 years.

     c.  Sacramento and Stockton, California franchises
         ----------------------------------------------

     On April 1, 1999, the Company purchased the assets of its franchises in Sacramento and Stockton, California. The consideration paid included $2,903 in cash, net of cash acquired. The selling shareholder will receive additional cash consideration if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $3,463 which is being amortized over 25 years.

     d.  San Antonio, Texas franchise
         ----------------------------

     On May 6, 1999, the Company purchased the assets of its franchise in San Antonio, Texas. The consideration paid included $3,686 in cash, net of cash acquired, and 63,244 shares (50,595 shares prior to the Company's stock split) of the Company's common stock. Based upon the average price of the Company's stock seven days before and after the date of the transaction, ($16.50 per share), total consideration paid for this acquisition was $4,730. The selling shareholder will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $4,522 which is being amortized over 25 years.

     e.  Denver, Colorado franchise
         --------------------------

     On September 1, 1999, the Company purchased the assets of its franchise in Denver, Colorado. The consideration paid included $13,635 in cash, net of cash acquired, and 21,634 shares of the Company's common stock. Based upon the average price of the Company's stock seven days before and after the date of the transaction, ($17.56 per share), total consideration paid for this acquisition was $14,014. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $13,164 which is being amortized over 25 years.

     f.  Cash paid for previous acquisitions
         -----------------------------------

     During the twelve months ended December 31, 1999, the Company granted additional consideration for previous acquisitions of $2,336 in cash and 42,545 in shares of the Company's stock due to the acquired centers meeting certain performance targets.

     If the results from the acquired locations had been included in the results of operations at the beginning of each year presented below, the Company's revenue, net income, and earnings per share would have approximated the following:

                                                1999           1998
                                                ----           ----
             Revenue ..................   $   123,114   $   100,616

             Net Income ...............         7,020         7,122

             Basic Earnings Per Share .          0.72          0.77

             Diluted Earnings Per Share          0.69          0.73


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for continuing operations for 1999 and 1998 is as follows:

                                       First     Second    Third     Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                      -------   -------   -------   -------
    Year ended December 31, 1999

     Revenues .....................   $22,102   $27,900   $30,581   $30,893
     Operating income .............     2,410     3,922     4,712        83
     Net income ...................     1,619     2,474     3,011       159
     Basic earnings per share .....      0.17      0.26      0.32      0.02
     Diluted earnings per share ...      0.16      0.25      0.30      0.02

                                       First     Second    Third     Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                      -------   -------   -------   -------
    Year ended December 31, 1998

     Revenues .....................   $14,685   $17,810   $19,659   $20,475
     Operating income .............     1,073     2,267     2,827     2,359
     Net income ...................       811     1,637     1,869     1,565
     Basic earnings per share .....      0.09      0.18      0.20      0.17
     Diluted earnings per share ...      0.09      0.17      0.19      0.16

14.  DISCONTINUED OPERATIONS

     In 1996 the Company sold Handex Environmental, Inc. to ECB, Inc. and has reflected its net assets and results of operations as discontinued operations in the accompanying consolidated financial statements. Operating results for 1999, 1998, and 1997 were as follows:

                                                1999          1998          1997
                                                ----          ----          ----

     Net operating revenues ......            $   --        $   --        $   --
                                              ======        ======        ======

     Income before income taxes ..            $   --        $   --        $  349

     Income taxes ................                --            --            --
                                              ------        ------        ------

     Net income ..................            $   --        $   --        $  349
                                              ======        ======        ======


     Remaining assets and liabilities of Handex Environmental are recorded at their expected realization value.

15.  SEGMENT REPORTING

     The Company operates in two business segments - company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue such as from the Corporate Education Solutions program. The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company's segments is as follows:


                                                           Company-
                                                             owned                        Executive      Discontinued
                                                            Centers      Franchising        Office        Operations    Consolidated
                                                          ---------      -----------      ---------      ------------   ------------
For the year ended December 31, 1999
------------------------------------
Revenues from external customers ...................      $  86,520       $  24,956       $      --       $      --       $ 111,476
Interest income ....................................            453             190              --              --             643
Interest expense ...................................           (331)            (23)             --              --            (354)
Depreciation and amortization expense                         5,183             891              --              --           6,074
Write-off of management system .....................             --           3,338              --              --           3,338
Income tax expense .................................          2,853           1,300              --              --           4,153
Net income from continuing operations ..............          5,027           2,236              --              --           7,263

Net deferred tax asset .............................            (80)          1,771              --              --           1,691
Total assets .......................................         85,537          16,294           3,253              --         105,084
Additions to property, plant and equipment .........          4,840           1,922             (14)             --           6,748

For the year ended December 31, 1998
------------------------------------
Revenues from external customers ...................      $  52,545       $  20,084       $      --       $      --       $  72,629
Interest income ....................................            971             453              --              --           1,424
Interest expense ...................................           (229)            (26)             --              --            (255)
Depreciation and amortization expense ..............          3,456             550              --              --           4,006
Income tax expense .................................          1,308           2,505              --              --           3,813
Net income from continuing operations ..............          2,526           3,356              --              --           5,882

Net deferred tax asset .............................            249             972              --              --           1,221
Total assets .......................................         45,194          21,631          19,921              --          86,746
Additions to property, plant and equipment .........          2,445           5,914              --              --           8,359

For the year ended December 31, 1997
------------------------------------
Revenues from external customers ...................      $  38,692       $  13,941       $      --       $      --       $  52,633
Gain from release of certain franchise obligations .             --           2,600              --              --           2,600
Interest income ....................................            866             435              --              --           1,301
Interest expense ...................................           (421)            (48)             --              --            (469)
Depreciation and amortization expense ..............          3,377             409              --              --           3,786
Income tax expense (benefit) .......................            (46)          2,315              --              --           2,269
Net income from continuing operations ..............            434           3,180              --              --           3,614
Income from discontinued operations, net of
  applicable income taxes ..........................             --              --              --             349             349

Net deferred tax asset .............................            655             211              --              --             866
Total assets .......................................         26,821          13,437          26,313              --          66,571
Additions to property, plant and equipment .........          2,536           1,914              --              --           4,450

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

NAME                       AGE     POSITION
----                       ---     --------

Curtis Lee Smith, Jr.      72      Chairman of the Board

Thomas J. Bresnan          47      President and Chief Executive Officer

Stuart O. Smith            67      Vice Chairman of the Board and Secretary

Robert S. McMillan         48      Vice President, Treasurer and Chief Financial
                                     Officer

Kenneth M. Hagerstrom      41      President - Company-owned Center Division
                                   Executive Vice President - New Horizons
                                     Computer Learning Centers, Inc.

*The description of executive officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Set forth below is a brief description of the background of those executive officers of the Company who are not Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000.

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

KENNETH HAGERSTROM was named President of the Company-owned Center Division of New Horizons in November 1997. Additionally, in October 1999 he was named Executive Vice President of New Horizons Computer Learning Centers, Inc. From June 1997 until November 1997 Mr. Hagerstrom was the Director of Field Support for New Horizons Computer Learning Centers, Inc. From October 1995 to June 1997 he was General Manager of the Company-owned center in New York, NY. He originally joined New Horizons network in 1994 at the Boston, MA franchise as an Account Executive and was promoted in 1995 to Sales Manager. Before then, from 1982 to 1994, Mr. Hagerstrom was President of KMS Enterprises of Boston, MA.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

          The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                       Page
                                                                       ----

          Reports  of Independent Auditors                             F-1
          Consolidated Balance Sheets                                  F-2
          Consolidated Statements of Earnings                          F-3
          Consolidated Statements of Comprehensive Income              F-4
          Consolidated Statements of Stockholders' Equity              F-5
          Consolidated Statements of Cash Flows                    F-6 to F-7
          Notes to Consolidated Financial Statements               F-8 to F-20

(a) (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)   Exhibits

          Reference is made to the Exhibit Index at sequential page 22 hereof.

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed by the Registrant during the quarter ending December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Santa Ana, California this 30th day of March, 2000.

                                               NEW HORIZONS WORLDWIDE, INC.


                                               By:      /s/Curtis Lee Smith, Jr.
                                               ---------------------------------
                                               Curtis Lee Smith, Jr., Chairman



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                         Title                         Date
       ---------                         -----                         ----

/s/Curtis Lee Smith, Jr.        Chairman                       )
------------------------        (Principal Executive Officer)  )
Curtis Lee Smith, Jr.                                          )
                                                               )
                                                               )
/s/Robert S. McMillan           Vice President, Treasurer and  )
-------------------------       Chief Financial Officer        )
Robert S. McMillan              (Principal Financial and       )
                                   Accounting Officer)         )
                                                               )
                                                               )
/s/Stuart O. Smith              Director                       )
-------------------------                                      )
Stuart O. Smith                                                )
                                                               )  March 30, 2000
                                                               )
/s/Thomas J. Bresnan            Director                       )
-------------------------                                      )
Thomas J. Bresnan                                              )
                                                               )
                                                               )
/s/David A. Goldfinger          Director                       )
-------------------------                                      )
David A. Goldfinger                                            )
                                                               )
                                                               )
/s/Richard L. Osborne           Director                       )
-------------------------                                      )
Richard L. Osborne                                             )
                                                               )
                                                               )
/s/Scott R. Wilson              Director                       )
-------------------------                                      )
Scott R. Wilson                                                )
                                                               )
                                                               )
/s/William H. Heller            Director                       )
-------------------------                                      )
William H. Heller                                              )
                                                               )

                                  EXHIBIT INDEX

Exhibit                    Exhibit
Number                     Description

3.1      Amended Certificate of Incorporation of the Registrant (1)

3.2      By-laws of the Registrant (1)

3.3      Amendment to Certificate of Incorporation of the Registrant (4)

4.1 Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant (7)

4.2      Business Loan Agreement  between the  Registrant  and  Bank of America,
         N. A. (9)

10.1**   Omnibus Equity Plan of the Registrant (2)

10.2** Standard form of Stock Option Agreement executed by recipients of options under Omnibus Equity Plan *

10.3**   Key Employees Stock Option Plan of the Registrant (1)

10.4**   Amendment No.1 to the Key Employees Stock Option Plan of the Registrant
         (7)

10.5** Stock Option Agreement dated August 6, 1992, between the Registrant and Thomas J. Bresnan (7)

10.6** Stock Option Agreement dated January 22, 1998, between Registrant and Charles G. Kinch based on performance criteria (6)

10.7** Stock Option Agreement dated January 22, 1998, between the Registrant and Kenneth Hagerstrom based on performance criteria (6)

10.8** Stock Option Agreement dated January 22, 1998, between the Registrant and Robert S. McMillan based on performance criteria (6)

10.9** Stock Option Agreement dated January 15, 1999, between Registrant and Charles G. Kinch based on performance criteria (8)

10.10** Stock Option Agreement dated January 15, 1999, between the Registrant and Kenneth Hagerstrom based on performance criteria (8)

10.11** Stock Option Agreement dated January 15, 1999, between the Registrant and Robert S. McMillan based on performance criteria (8)

10.12**  Outside Directors Stock Option Plan of the Registrant (1)

10.13** Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant (7)

10.14**  1997 Outside Directors Elective Stock Option Plan of the Registrant (2)

10.15** Form of Option Agreement executed by recipients of options under 1997 Outside Directors Elective Stock Option Plan (2)

10.16** Stock Option Agreement dated September 19, 1996, between the Registrant and David A. Goldfinger (2)

10.17** Stock Option Agreement dated September 19, 1996, between the Registrant and William Heller (2)

10.18** Stock Option Agreement dated September 19, 1996, between the Registrant and Richard L. Osborne (2)

10.19** Stock Option Agreement dated September 19, 1996, between the Registrant and Scott R. Wilson (2)

10.20** Form of Indemnity Agreement with Directors and Officers of the Registrant (7)

10.21**  New Horizons Worldwide 401(k) Profit Sharing Trust and Plan (7)

10.22 Warrants for the purchase of 43,750 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - December 31, 1997 (5)

10.23** Stock Purchase Agreement dated November 4, 1996, between the Registrant and ECB, Inc. and certain exhibits thereto (3)

10.24** Relocation agreement dated July 27, 1999 between the Registrant and Thomas J. Bresnan (9)

10.25**  Promissory note dated August 31, 1999 between the Registrant and Thomas
         J. Bresnan *

10.26** Amendment dated January 4, 2000 to relocation agreement between the Registrant and Thomas J. Bresnan *

10.27** Promissory note dated October 14, 1999 between the Registrant and Kenneth M. Hagerstrom *

10.28** Severance agreement dated January 4, 2000 between the Registrant and Kenneth M. Hagerstrom *

10.29** Severance agreement dated January 4, 2000 between the Registrant and Robert S. McMillan *

10.30 Lease Agreement dated February 15, 2000 between New Horizons Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Registrant*


21.1     Subsidiaries of the Registrant *

27.0     Financial Data Schedule *


(1) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).

(2) Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-56585).

(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 28, 1996.

(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.

(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.


         *  Filed herewith

         **  Compensatory plan or arrangement

                       NONQUALIFIED STOCK OPTION AGREEMENT


     THIS AGREEMENT is entered into as of ________________, ____ by and between New Horizons Worldwide, Inc., a Delaware corporation (the "Company"), and ________________________ (the "Optionee").

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

2. GRANT OF NONQUALIFIED OPTION. Effective as of the date of this Agreement, the Company grants to the Optionee, upon the terms and conditions set forth hereinafter, the right and option to purchase all or any lesser whole number of an aggregate of ___________________________ (______) Shares at an
     Option Exercise Price of $____ per Share. The Option shall for all purposes be a nonqualified stock option subject to the federal income tax treatment described in Section 1.83-7 of the Federal Income Tax Regulations. Both the Company and the Optionee shall, on their respective federal income tax returns, report any transaction relating to the Option in a manner consistent with the preceding sentence.

3. TERM OF OPTION. Except as otherwise provided herein, the term of the Option shall be for a period of _______ (_) years from the date hereof, and the Option shall expire at the close of regular business hours at the Company's principal executive office (currently located at 1231 East Dyer Road, Suite 140, Santa Ana, California 92705-5605) on the last day of the term of the Option, or, if earlier, on the applicable expiration date provided for in Sections 5, 6 and 7 hereof.

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

                                                    NEW HORIZONS WORLDWIDE, INC.
                                                    (the "Company")


                                                    By:________________________
                                                       Its: ___________________



                                                    ___________________________
                                                    (the "Optionee")

                                 PROMISSORY NOTE


$300,000.00                                                  August 31, 1999


     FOR VALUE RECEIVED, Thomas J. Bresnan ("Maker") promises to pay to the order of New Horizons Worldwide, Inc. ("Holder") the principal sum of Three Hundred Thousand Dollars ($300,000.00) in a single lump sum on August 31, 2004. No interest shall be payable on such principal amount unless and until it shall have become due and payable hereunder, after which it shall accrue and be payable at the rate of ten percent (10%) per annum.

     All payments of principal and interest shall be paid in lawful money of the United States of America to Holder at 1231 East Dyer Road, Suite 140, Santa Ana, California 92705-5605, or at such other place as the Holder shall designate in writing to Maker from time to time.

     This Note may be prepaid in whole or in part by Maker at any time without premium or penalty.

     This Note shall, at the option of the Holder, become immediately due and payable in the event (a) the Maker shall fail to make the payment of principal when due; or (b) any court of competent jurisdiction shall enter an order (i) adjudicating the bankruptcy of Maker, (ii) appointing a trustee or approving a petition for, or effecting an arrangement in bankruptcy, a reorganization pursuant to the Federal Bankruptcy Act or any other judicial modification or alteration of the rights of Holder or of any other creditors, or Maker shall file any petition or take or consent to any other action seeking any such judicial order, or make an assignment for the benefit of its creditors.

     Maker hereby waives presentment, demand for payment, notice of dishonor, notice of protest, and all other notices or demands in connection with the delivery, acceptance, performance, default, endorsement or guarantee of this Note.


                                                ________________________________
                                                Thomas J. Bresnan

                                                  January 4, 2000

Thomas J. Bresnan
Chief Executive Officer
New Horizons Worldwide, Inc.
1231 East Dyer Road, Suite 110
Santa Ana, California 92705-5605

Dear Tom:

     This letter is intended to amend your letter agreement with the Company dated July 27, 1999 concerning your relocation to California. Specifically, it is hereby agreed as follows:

     1. Paragraph 4b shall be deleted and replaced by the following:

        "You will receive a lump sum benefit of $1,000,000;"

     2. A new paragraph 4e shall be added as follows:

          "If, in connection with a Change of Control, you incur any liability for excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (relating to "excess parachute payments") the Company will pay you an additional amount so that you will be in the same position, after payment of all federal, state and local taxes, as you would have been had you not been subject to such excise tax."

     Please confirm your agreement with the foregoing by executing this letter and the enclosed duplicate in the space provided and return one of such copies to me.

                                                     Very truly yours,


                                                     Curtis Lee Smith, Jr.
                                                     Chairman of the Board

AGREED:

_______________________________
Thomas J. Bresnan

                                 PROMISSORY NOTE


$100,000.00                                                    October 14, 1999


     FOR VALUE RECEIVED, Kenneth M. Hagerstrom ("Maker") promises to pay to the order of New Horizons Worldwide, Inc. ("Holder") the principal sum of One Hundred Thousand Dollars ($100,000.00) in a single lump sum on October 14, 2004. No interest shall be payable on such principal amount unless and until it shall have become due and payable hereunder, after which it shall accrue and be payable at the rate of ten percent (10%) per annum.

     All payments of principal and interest shall be paid in lawful money of the United States of America to Holder at 1231 East Dyer Road, Suite 140, Santa Ana, California 92705-5605, or at such other place as the Holder shall designate in writing to Maker from time to time.

     This Note may be prepaid in whole or in part by Maker at any time without premium or penalty.

     This Note shall, at the option of the Holder, become immediately due and payable in the event(a) the Maker shall fail to make the payment of principal when due; or (b) any court of competent jurisdiction shall enter an order (i) adjudicating the bankruptcy of Maker, (ii) appointing a trustee or approving a petition for, or effecting an arrangement in bankruptcy, a reorganization pursuant to the Federal Bankruptcy Act or any other judicial modification or alteration of the rights of Holder or of any other creditors, or Maker shall file any petition or take or consent to any other action seeking any such judicial order, or make an assignment for the benefit of its creditors.

     Maker hereby waives presentment, demand for payment, notice of dishonor, notice of protest, and all other notices or demands in connection with the delivery, acceptance, performance, default, endorsement or guarantee of this Note.


                                                ________________________________
                                                Kenneth M. Hagerstrom

January 4, 2000


Mr. Kenneth Hagerstrom
New Horizons Computer Learning Centers, Inc.
1231 E. Dyer Road, Suite 110
Santa Ana, CA 92705

Dear Ken:

This letter will describe a severance pay program which the Board of Directors of New Horizons Worldwide, Inc. (the "Company") has approved for you and certain other key executives of the Company and its subsidiaries and affiliates (each being hereinafter referred to as a "Subsidiary"). The program was approved by the Board in an effort to provide the participants with assurances regarding the economic consequences of certain terminations of employment and of a change of control of the Company. In that regard, the following arrangements are hereby being made available to you. Capitalized terms not previously defined are defined in paragraph 7 below.

1. You will be entitled to receive a Salary Continuation Benefit for a period of six (6) months should your employment be terminated by the Company without Good Cause, by you for Good Reason, or as a result of your death or Disability.

2. You will be entitled to receive a Lump Sum Benefit not later than one day after a Change of Control of the Company, if such should occur on or before December 31, 2001 and you remain employed by the Company or a Subsidiary through the date of such change of control.

3. If, in connection with a Change of Control, you incur any liability for excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (relating to "excess parachute payments"), the Company will pay you an additional amount (the "Tax Gross-Up Payment") so that you will be in the same position, after payment of all federal, state, and local taxes, as you would have been had you not been subject to such excise tax.

4. The Salary Continuation Benefit, Lump Sum Benefit, and Tax Gross-Up Payment shall be in addition to any other benefits payable by the Company or any Subsidiary or under any insurance payable to you.

5. Your rights hereunder shall not be construed as a commitment by the Company or any Subsidiary to maintain your employment for any period of time, which shall remain "at will" and be subject to termination at any time for any reason.

6. Your rights hereunder will inure to the benefit of your heirs and legal representatives, but shall otherwise not be assignable by you without the Company's consent. The Company's obligations hereunder shall be binding upon and inure to the benefit of its successors and assigns. The Company further agrees to cause its obligations hereunder to become binding upon any successor resulting from a Change of Control in the same manner as if no such transaction had occurred, and the term "Company" as used herein shall be so construed.

7. By your acknowledgment below, you hereby confirm the confidentiality, non-competition, non-solicitation and non-interference covenants set forth in your agreement with New Horizons Worldwide, Inc. dated December 13, 1997 and that such obligations will survive your termination of employment to the extent therein set forth.

8. For purposes hereof the terms set forth below shall have the meanings thereafter set forth:

     (a) "Change of Control" shall have the meaning given such term in the Omnibus Equity Plan of the Company.

     (b) "Disability" shall mean any physical or mental impairment (a) because of which you do not perform the principal duties of your employment for a period of at least 120 consecutive days or for 180 days during any twelve month period or (b) which, in the judgment of the Board of Directors of the Company based on a written certification of a physician acceptable to it, renders you incapable of performing the principal duties of your employment.

     (c) "Good Cause" shall mean (i)-any fraud, misappropriation or embezzlement by you in connection with the business of the Company or any Subsidiary; (ii)-any act of gross negligence, gross corporate waste or disloyalty by you with respect to, or the commission of any intentional tort by you against, the Company or any Subsidiary;
          (iii)-any conviction of or nolo contendere plea to a felony or a first degree misdemeanor by you that has or can reasonably be expected to have a material detrimental effect on the Company or any Subsidiary;
          (iv)-repeated absenteeism (other than medical leave, disability leave or other approved absence), illegal drug use or excessive alcohol consumption by you; (v)-any gross neglect or persistent neglect by you to perform the duties assigned to you by the Board of Directors of the Company or a Subsidiary or any designee to whom you report, provided that you shall first have received a written notice which sets forth in reasonable detail the manner in which you have grossly or persistently neglected such duties and you shall have failed to cure the same within a period of 30 days after such notice is given, unless the same cannot reasonably be cured within said 30-day period, in which event you shall have up to an additional 90 days to cure the same so long as you are diligently seeking to cure the same, and provided, further, that the Company shall not be required to give written notice of, nor shall you have a period to cure, the same or any similar gross neglect or persistent neglect as to which the Company shall have previously given written notice and which you shall have previously cured; (vi)-any public conduct by you that has or can reasonably be expected to have a material detrimental effect on the Company or any Subsidiary; or (vii) any voluntary resignation or other termination of employment effected by you under circumstances in which the Company or a Subsidiary could effect such termination pursuant to the foregoing.

     (d) "Good Reason" shall mean (i)-a significant reduction in your position, duties, responsibilities, authority or power; (ii)-a reduction of your base salary; or (iii)-a material reduction or discontinuance of the benefits (taken as a whole) provided to you, unless such reduction or discontinuance similarly affects other senior executives of the Company or a Subsidiary.

     (e) "Lump Sum Benefit" shall mean $425,000, less applicable withholding taxes.

     (f) "Salary Continuation Benefit" shall mean (i) your base salary as in effect at the date of termination of employment, less applicable withholding taxes (which shall be payable in accordance with the payroll practices then in effect) and (ii) an amount sufficient to reimburse you for the cost of purchasing health insurance through the Company or a Subsidiary should you exercise your COBRA rights.

9. This agreement constitutes the entire understanding between the parties concerning its subject matter, supersedes any prior agreements, may be amended only by a writing signed by both parties and shall be governed by the laws of the State of California without regard to principles of conflicts of laws.

I hope you are pleased with this new benefit and are in agreement. If so, kindly execute this letter and the enclosed duplicate in the space provided, and return one of them to me.

Very truly yours,



Thomas J. Bresnan
Chief Executive Officer

AGREED:

____________________________________
Kenneth Hagerstrom

Date:    ___________________________

January 4, 2000


Mr. Robert McMillan
New Horizons Computer Learning Centers, Inc.
1231 E. Dyer Road, Suite 110
Santa Ana, CA 92705

Dear Bob:

This letter will describe a severance pay program which the Board of Directors of New Horizons Worldwide, Inc. (the "Company") has approved for you and certain other key executives of the Company and its subsidiaries and affiliates (each being hereinafter referred to as a "Subsidiary"). The program was approved by the Board in an effort to provide the participants with assurances regarding the economic consequences of certain terminations of employment and of a change of control of the Company. In that regard, the following arrangements are hereby being made available to you. Capitalized terms not previously defined are defined in paragraph 7 below.

1. You will be entitled to receive a Salary Continuation Benefit for a period of six (6) months should your employment be terminated by the Company without Good Cause, by you for Good Reason, or as a result of your death or Disability.

2. You will be entitled to receive a Lump Sum Benefit not later than one day after a Change of Control of the Company, if such should occur on or before December 31, 2001 and you remain employed by the Company or a Subsidiary through the date of such change of control.

3. If, in connection with a Change of Control, you incur any liability for excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (relating to "excess parachute payments"), the Company will pay you an additional amount (the "Tax Gross-Up Payment") so that you will be in the same position, after payment of all federal, state, and local taxes, as you would have been had you not been subject to such excise tax.

4. The Salary Continuation Benefit, Lump Sum Benefit, and Tax Gross-Up Payment shall be in addition to any other benefits payable by the Company or any Subsidiary or under any insurance payable to you.

5. Your rights hereunder shall not be construed as a commitment by the Company or any Subsidiary to maintain your employment for any period of time, which shall remain "at will" and be subject to termination at any time for any reason. 6. Your rights hereunder will inure to the benefit of your heirs and legal representatives, but shall otherwise not be assignable by you without the Company's consent. The Company's obligations hereunder shall be binding upon and inure to the benefit of its successors and assigns. The Company further agrees to cause its obligations hereunder to become binding upon any successor resulting from a Change of Control in the same manner as if no such transaction had occurred, and the term "Company" as used herein shall be so construed.

6. Your rights hereunder will inure to the benefit of your heirs and legal representatives, but shall otherwise not be assignable by you without the Company's consent. The Company's obligations hereunder shall be binding upon and inure to the benefit of its successors and assigns. The Company further agrees to cause its obligations hereunder to become binding upon any successor resulting from a Change of control in the same manner as if no such transaction had occurred, and the term "Company" as used herein shall be so construed.

7. By your acknowledgment below, you hereby confirm the confidentiality, non-competition, non-solicitation and non-interference covenants set forth in your agreement with New Horizons Education Corp. dated October 17, 1995 and that such obligations will survive your termination of employment to the extent therein set forth.

8. For purposes hereof the terms set forth below shall have the meanings thereafter set forth:

     (a) "Change of Control" shall have the meaning given such term in the Omnibus Equity Plan of the Company.

     (b) "Disability" shall mean any physical or mental impairment (a) because of which you do not perform the principal duties of your employment for a period of at least 120 consecutive days or for 180 days during any twelve month period or (b) which, in the judgment of the Board of Directors of the Company based on a written certification of a physician acceptable to it, renders you incapable of performing the principal duties of your employment.

     (c) "Good Cause" shall mean (i) any fraud, misappropriation or embezzlement by you in connection with the business of the Company or any Subsidiary; (ii) any act of gross negligence, gross corporate waste or disloyalty by you with respect to, or the commission of any intentional tort by you against, the Company or any Subsidiary;
          (iii) any conviction of or nolo contendere plea to a felony or a first degree misdemeanor by you that has or can reasonably be expected to have a material detrimental effect on the Company or any Subsidiary;
          (iv) repeated absenteeism (other than medical leave, disability leave or other approved absence), illegal drug use or excessive alcohol consumption by you; (v) any gross neglect or persistent neglect by you to perform the duties assigned to you by the Board of Directors of the Company or a Subsidiary or any designee to whom you report, provided that you shall first have received a written notice which sets forth in reasonable detail the manner in which you have grossly or persistently neglected such duties and you shall have failed to cure the same within a period of 30 days after such notice is given, unless the same cannot reasonably be cured within said 30-day period, in which event you shall have up to an additional 90 days to cure the same so long as you are diligently seeking to cure the same, and provided, further, that the Company shall not be required to give written notice of, nor shall you have a period to cure, the same or any similar gross neglect or persistent neglect as to which the Company shall have previously given written notice and which you shall have previously cured; (vi) any public conduct by you that has or can reasonably be expected to have a material detrimental effect on the Company or any Subsidiary; or (vii) any voluntary resignation or other termination of employment effected by you under circumstances in which the Company or a Subsidiary could effect such termination pursuant to the foregoing.

     (d) "Good Reason" shall mean (i)-a significant reduction in your position, duties, responsibilities, authority or power; (ii)-a reduction of your base salary; or (iii)-a material reduction or discontinuance of the benefits (taken as a whole) provided to you, unless such reduction or discontinuance similarly affects other senior executives of the Company or a Subsidiary.

     (e) "Lump Sum Benefit" shall mean $300,000, less applicable withholding taxes.

     (f) "Salary Continuation Benefit" shall mean (i) your base salary as in effect at the date of termination of employment, less applicable withholding taxes (which shall be payable in accordance with the payroll practices then in effect) and (ii) an amount sufficient to reimburse you for the cost of purchasing health insurance through the Company or a Subsidiary should you exercise your COBRA rights.

9. This agreement constitutes the entire understanding between the parties concerning its subject matter, supersedes any prior agreements, may be amended only by a writing signed by both parties and shall be governed by the laws of the State of California without regard to principles of conflicts of laws.

I hope you are pleased with this new benefit and are in agreement. If so, kindly execute this letter and the enclosed duplicate in the space provided, and return one of them to me.

Very truly yours,



Thomas J. Bresnan
Chief Executive Officer

AGREED:

__________________________________
Robert McMillan

Date:    __________________________

                                  OFFICE LEASE



                                 STADIUM GATEWAY











                       STADIUM GATEWAY ASSOCIATES, L.L.C.

                      a Delaware limited liability company,

                                  as Landlord,

                                       and

                          NEW HORIZONS WORLDWIDE, INC.,

                             a Delaware corporation,

                                   as Tenant.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ARTICLE 1   PREMISES, BUILDING, PROJECT, AND COMMON AREAS......................3
ARTICLE 2   LEASE TERM.........................................................4
ARTICLE 3   BASE RENT..........................................................6
ARTICLE 4   ADDITIONAL RENT....................................................6
ARTICLE 5   USE OF PREMISES...................................................12
ARTICLE 6   SERVICES AND UTILITIES............................................13
ARTICLE 7   REPAIRS...........................................................14
ARTICLE 8   ADDITIONS AND ALTERATIONS.........................................15
ARTICLE 9   COVENANT AGAINST LIENS............................................16
ARTICLE 10  INSURANCE.........................................................16
ARTICLE 11  DAMAGE AND DESTRUCTION............................................18
ARTICLE 12  NONWAIVER.........................................................20
ARTICLE 13  CONDEMNATION......................................................20
ARTICLE 14  ASSIGNMENT AND SUBLETTING.........................................20
ARTICLE 15  SURRENDER OF PREMISES; OWNERSHIP AND  REMOVAL OF TRADE FIXTURES...23
ARTICLE 16  HOLDING OVER......................................................23
ARTICLE 17  ESTOPPEL CERTIFICATES.............................................23
ARTICLE 18  SUBORDINATION.....................................................23
ARTICLE 19  DEFAULTS; REMEDIES................................................24
ARTICLE 20  COVENANT OF QUIET ENJOYMENT.......................................25
ARTICLE 21  INTENTIONALLY OMITTED.............................................26
ARTICLE 22  INTENTIONALLY OMITTED.............................................26
ARTICLE 23  SIGNS.............................................................26
ARTICLE 24  COMPLIANCE WITH LAW...............................................27
ARTICLE 25  LATE CHARGES......................................................27
ARTICLE 26  LANDLORD'S RIGHT TO CURE DEFAULT; PAYMENTS BY TENANT..............27
ARTICLE 27  ENTRY BY LANDLORD.................................................28
ARTICLE 28  TENANT PARKING....................................................28
ARTICLE 29  MISCELLANEOUS PROVISIONS..........................................29

EXHIBITS
A        OUTLINE OF PREMISES
B        TENANT WORK LETTER
C        FORM OF NOTICE OF LEASE TERM DATES
D        RULES AND REGULATIONS
E        FORM OF TENANT'S ESTOPPEL CERTIFICATE
F        RECOGNITION OF COVENANTS, CONDITIONS, AND RESTRICTIONS


                                      (i)

                                      INDEX

Abatement Event..............................................................14
Additional Passes.............................................................1
Additional Rent...............................................................6
Affiliate....................................................................22
all risks....................................................................17
Alterations..................................................................15
Applicable Laws..............................................................27
Applicable Reassessment......................................................11
as built.....................................................................15
Bank Prime Loan..............................................................27
Base Rent.....................................................................6
Base Taxes...................................................................10
Base Year.....................................................................7
BOMA..........................................................................3
Brokers......................................................................31
Builder's All Risk...........................................................16
Building......................................................................3
Building Common Areas.........................................................3
Building Hours...............................................................13
building standard............................................................11
Building Structure............................................................3
Building Systems..............................................................3
Buyout Premium................................................................5
CC&Rs........................................................................13
Code..........................................................................1
Commenced Construction........................................................4
Common Areas..................................................................3
Competing Business...........................................................12
Construction Commencement Date................................................4
Cosmetic Alterations.........................................................15
Cost Pools...................................................................10
Damage Termination Notice....................................................19
Direct Competitor............................................................12
Direct Expenses...............................................................7
Early Termination Notice......................................................4
Eligibility Period...........................................................14
Estimate.....................................................................10
Estimate Statement...........................................................10
Estimated Excess.............................................................10
Excess.......................................................................10
Excess Rent...................................................................5
Existing Landlord.............................................................5
Existing Lease Transferees....................................................5
Existing Lease Transfers......................................................5
Existing Premises.............................................................5
Expense Year..................................................................7
Force Majeure................................................................30
Hazardous Material............................................................8
Holidays.....................................................................13
HVAC.........................................................................13
Initial Term..................................................................4
Landlord......................................................................1
Landlord Parties.............................................................16
Landlord Repair Notice.......................................................18
Landlord's Reimbursement Amount...............................................5
Last Load Weekday Events.....................................................28
Lease.........................................................................1
Lease Commencement Date.......................................................4
Lease Expiration Date.........................................................4
Lease Year....................................................................4
Lines........................................................................32
Mail.........................................................................30
Market Rent...................................................................6
Monument Design  Specifications..............................................26
Monument Sign Notice.........................................................26
Notices......................................................................30
Objectionable Name...........................................................27
Operating Expenses............................................................7
Option Rent...................................................................6
Option Rent Notice............................................................6
Option Term...................................................................6
Original Improvements........................................................17

                                      (ii)

Original Tenant...............................................................6
Other Improvements...........................................................32
Overlap Period...............................................................14
Parking Agreement............................................................13
Premises......................................................................3
Primary Passes................................................................1
Project.......................................................................3
Proposition 13...............................................................10
Proposition 13 Protection Amount.............................................11
Proposition 13 Purchase Price................................................11
Quoted Rent..................................................................21
Reassessment.................................................................11
Renovations..................................................................32
rent.........................................................................25
Rent..........................................................................6
Rooftop Sign.................................................................26
Rooftop Sign Design Specifications...........................................26
Rooftop Sign Notice..........................................................26
Sportstown Anaheim REA.......................................................13
Stadium Gateway...............................................................3
Statement....................................................................10
Subject Space................................................................20
Summary.......................................................................1
Tax Expenses..................................................................9
Tenant........................................................................1
Tenant Parties...............................................................16
Tenant Work Letter............................................................3
Tenant's Monument Signage....................................................26
Tenant's Security System.....................................................14
Tenant's Share...............................................................10
Termination Fee...............................................................5
Transfer.....................................................................22
Transfer Notice..............................................................20
Transfer Premium.............................................................21
Transferee...................................................................20
Transferee's Rent............................................................21
Transfers....................................................................20
Utility Estimate.............................................................13
worth at the time of award...................................................25

                                     (iii)

                                 STADIUM GATEWAY

                                  OFFICE LEASE

     This Office Lease (the "Lease"), dated as of the date set forth in Section 1 of the Summary of Basic Lease Information (the "Summary"), below, is made by and between STADIUM GATEWAY ASSOCIATES, L.L.C., a Delaware limited liability company ("Landlord"), and NEW HORIZONS WORLDWIDE, INC., a Delaware corporation ("Tenant").

                       SUMMARY OF BASIC LEASE INFORMATION

TERMS OF LEASE                          DESCRIPTION

 1.  Date:                              February 15, 2000

 2.  Premises(Article 1).

     2.1  Building:                     261,554 square foot office building to
                                        be constructed by Landlord, located in
                                        the Stadium Gateway, generally as
                                        depicted on Exhibit A-1 to the Office
                                        Lease.

     2.2  Premises:                     Approximately 75,000 rentable square
                                        feet of space located on a portion of
                                        the first (1st) and all of the second
                                        (2nd) floors of the Building, as further set forth in Exhibit A to the Office
                                        Lease.

 3.  Lease Term
     (Article 2).

     3.1  Length of Term:               10 years.

     3.2  Lease Commencement Date:      January 1, 2002

     3.3  Lease Expiration Date:        The last day of the tenth (10th) year
                                        following the Lease Commencement Date.

 4.  Base Rent (Article 3):

                                                 Monthly      Annual Rental Rate
                             Annual            Installment       per Rentable
     Lease Year            Base Rent          of Base Rent        Square Foot

       1-5            $   1,800,750.00      $   150,062.50         $   24.01

       6-10           $   1,890,750.00      $   157,562.50         $   25.21


 5.  Base Year(Article 4):              Calendar year 2002.

 6.  Tenant's Share                     Approximately 28.67%.
     (Article 4):

7.   Permitted Use                      Computer training classrooms (subject to
     (Article 5):                       the limitation set forth in Section 5.2
                                        of this Lease) and general office
                                        purposes consistent with the character
                                        of the Building as a first-class office
                                        building.

8.   Security Deposit                   NONE.
     (Article 21):

9.   Parking Pass Ratio                 Subject to the terms of Article 28, four
     (Article 28):                      (4) unreserved parking passes for every
                                        1,000 rentable square feet of the
                                        Premises ("Primary Passes"), together
                                        with three hundred (300) additional
                                        passes in the area to be designated by
                                        Landlord ("Additional Passes").

10.  Address of Tenant
     (Section 29.18):                New Horizons Worldwide, Inc.
                                         1231 E. Dyer Road
                                         Suite 110
                                         Santa Ana, California  92705-5643
                                         Attention:  Mr. Robert S. McMillan
                                         (Prior to Lease Commencement Date)

                                         and

                                         New Horizons Worldwide, Inc.
                                         1900 South State College Boulevard
                                         Suite 100
                                         Anaheim, California 92806
                                         Attention:  Mr. Robert S. McMillan
                                         (After Lease Commencement Date)

11.  Address of Landlord(Section 29.18): See Section 29.18 of the Lease.

12.  Broker(s)(Section 29.24):           TENANT:

                                          CB Richard Ellis
                                          17700 Castleton Street
                                          City of Industry, California 91748

                                          and


                                          LANDLORD:

                                          Cushman and Wakefield
                                          1920 Main Street
                                          Suite 100
                                          Irvine, California 92614

                                   ARTICLE 1

                  PREMISES, BUILDING, PROJECT, AND COMMON AREAS

1.1  Premises, Building, Project and Common Areas.

    1.1.1 THE PREMISES. Notwithstanding anything in this Lease to the contrary, Landlord and Tenant hereby acknowledge and agree that (i) Landlord does not currently hold fee title to the Project, and (ii) if Landlord does not obtain fee title to the Project on or before the "Construction Commencement Date" (defined in Section 2.2 below) then, Landlord or Tenant shall be entitled to terminate this Lease and in such event, Tenant shall be entitled to the liquidated damages as set forth in Section 2.2, below, of this Lease. Subject to the foregoing, Landlord hereby leases to Tenant and Tenant hereby leases from
          Landlord the premises set forth in Section 2.2 of the Summary (the "Premises"). The outline of the Premises is set forth in Exhibit A attached hereto and each floor or floors of the Premises has the number of rentable square feet as set forth in Section 2.2 of the Summary. The parties hereto agree that the lease of the Premises is upon and subject to the terms, covenants and conditions herein set forth, and Tenant covenants as a material part of the consideration for this Lease to keep and perform each and all of such terms, covenants and conditions by it to be kept and performed and that this Lease is made upon the condition of such performance. The parties hereto hereby acknowledge that the purpose of Exhibit A is to show the approximate location of the Premises in the "Building," as that term is defined in Section 1.1.2, below, only, and such Exhibit is not meant to constitute an agreement, representation or warranty as to the construction of the Premises, the precise area thereof or the specific location of the "Common Areas," as that term is defined in
          Section 1.1.3, below, or the elements thereof or of the accessways to the Premises or the "Project," as that term is defined in Section 1.1.2, below. Except as specifically set forth in this Lease and in the Tenant Work Letter attached hereto as Exhibit B (the "Tenant Work Letter"), Landlord shall not be obligated to provide or pay for any improvement work or services related to the improvement of the Premises. Tenant also acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty regarding the condition of the Premises, the Building or the Project or with respect to the suitability of any of the foregoing for the conduct of Tenant's business, except as specifically set forth in this Lease and the Tenant Work Letter. Except as provided in the Tenant Work Letter, the taking of possession of the Premises by Tenant shall conclusively establish that the Premises and the Building were at such time in good and sanitary order, condition and repair. Notwithstanding the foregoing, Landlord shall deliver the "Base, Shell and Core" (as that term is defined in Section 1.1 of the Tenant Work Letter) of the Building, which Base, Shell and Core shall include the building structure ("Building Structure") and the building systems ("Building Systems") as set forth in Schedule 1 to the Tenant Work Letter, as of the "Delivery Date" as that term is defined in Section 1.1 of the Tenant Work Letter in the required "Delivery Condition" (defined in
          Section 1.1 of the Tenant Work Letter).

    1.1.2 THE BUILDING AND THE PROJECT. The Premises are a part of the building set forth in Section 2.1 of the Summary (the "Building"). The Building is part of a mixed use, retail and office project known as " Stadium Gateway" ("Stadium Gateway") For purposes of this Lease, this term "Project,", shall mean, collectively, (i) the Building and the
          Building Common Areas, (ii) the land (which is improved with landscaping, parking facilities and other improvements) upon which the Building is located, (iii) those portions of the Stadium Gateway Project to be used by Landlord and the occupants and tenants of the Building pursuant to and (iv) at Landlord's reasonable discretion, any additional real property, areas, land, buildings or other improvements added thereto, provided such addition shall not materially adversely affect Tenant's rights or materially increase Tenant's obligations under this Lease.

    1.1.3 COMMON AREAS. Tenant shall have the non-exclusive right to use in common with other tenants in the Project, and subject to the rules and regulations referred to in Article 5 of this Lease, those portions of the Project which are provided, from time to time, for use in common by Landlord, Tenant and any other tenants of the Project (such areas, together with such other portions of the Project designated by Landlord, in its discretion, including certain areas designated for the exclusive use of certain tenants, or to be shared by Landlord and certain tenants, are collectively referred to herein as the "Common Areas"). The term "Building Common Areas," as used in this Lease, shall mean the portions of the Common Areas located within the Building designated as such by Landlord. The manner in which the Common Areas are maintained and operated shall be at the reasonable discretion of Landlord and the use thereof shall be subject to such rules, regulations and restrictions as Landlord may make from time to time. Landlord reserves the right to close temporarily, make alterations or additions to, or change the location of elements of the Project and the Common Areas; provided, such alterations, additions or changes do not materially interfere with Tenant's access to the Premises.

1.2 VERIFICATION OF RENTABLE SQUARE FEET OF PREMISES AND BUILDING. For purposes of this Lease, "rentable square feet" and "usable square feet" shall be calculated pursuant to Standard Method of Measuring Floor Area in Office Building, ANSI Z65.1 - 1996 ("BOMA"). Within thirty (30) days after the Lease Commencement Date, Landlord's space planner/architect shall measure the rentable and usable square feet of the Premises, and thereafter the rentable and usable square feet of the Premises and the Building are subject to verification from time to time by Landlord's space planner/architect and such verification shall be made in accordance with the provisions of this Section 1.2. In the event that Landlord's space planner/architect shall determine that the rentable or usable square footages shall be different from those set forth in this Lease, then, within ten (10) business days following notice thereof from Landlord, Tenant shall be entitled to object in writing to such determination (the "Objection Notice"), in which event the parties shall meet and discuss such measurements within ten (10) business days following Landlord's receipt of the Objection Notice. If the parties cannot agree upon the rentable and usable square footages within such ten (10) business day period, then the rentable and usable square footage shall be determined, at Tenant's expense, in accordance with the BOMA standard by a third party architect selected by Landlord and approval by Tenant in Tenant's reasonable discretion (the "Third Party Architect"). The finding of the Third Party Architect shall be binding upon Landlord and Tenant. In the event that a remeasurement pursuant to the terms of this Section 1.2 establishes that the rentable and/or usable square footages shall be different from those set forth in this Lease, all amounts, percentages and figures appearing or referred to in this Lease based upon such incorrect amount (including, without limitation, the amount of the "Rent" and any "Security Deposit," as those terms are defined in Section 4.1 and Article 21 of this Lease, respectively) shall be modified in accordance with such determination. If such determination is made, it will be confirmed in writing by Landlord to Tenant.

                                   ARTICLE 2

                                   LEASE TERM

2.1 INITIAL TERM. The terms and provisions of this Lease shall be effective as of the date of this Lease. The term of this Lease (the "Initial Term") shall be as set forth in Section 3.1 of the Summary, shall commence on the date set forth in Section 3.2 of the Summary (the "Lease Commencement Date"), and shall terminate on the date set forth in Section 3.3 of the
     Summary (the "Lease Expiration Date") unless this Lease is sooner terminated as hereinafter provided. For purposes of this Lease, the term "Lease Year" shall mean each consecutive twelve (12) month period during the Lease Term; provided, however, that the first Lease Year shall commence on the Lease Commencement Date and end on the last day of the twelfth month thereafter and the second and each succeeding Lease Year shall commence on the first day of the next calendar month; and further provided that the last Lease Year shall end on the Lease Expiration Date. At any time during the Lease Term, Landlord may deliver to Tenant a notice in the form as set forth in Exhibit C, attached hereto, as a confirmation only of the information set forth therein, which Tenant shall execute and return to Landlord within ten (10) days of receipt thereof.

2.2 PRE-COMMENCEMENT DATE TERMINATION RIGHt. Notwithstanding anything to the contrary contained in this Lease, in the event Landlord has not "Commenced Construction" (defined, below) of the Building on or before July 1, 2000 (the "Construction Commencement Date"), Tenant shall be entitled to terminate this Lease upon written notice to Landlord (the "Early Termination Notice"), provided such Early Termination Notice is delivered to Landlord no later than the earlier of (i) the date Landlord Commenced Construction on the Building and (ii) 5:00 p.m., Pacific Daylight Time, July 31, 2000. In the event Tenant does not deliver the Early Termination Notice within the time period hereinabove provided, Tenant shall be deemed to have waived Tenant's right to terminate the Lease as provided in this
     Section 2.2. For purposes of this Lease, "Commenced Construction" shall mean that Landlord shall have commenced demolition, excavation, or foundation work with respect to the Building in accordance with any applicable  permit  issued  by the  City of  Anaheim.  Notwithstanding  the foregoing,  the  Construction  Commencement  Date shall be  extended by any
     "Force Majeure" (defined in Section 29.16, below) delay; provided in the event the Construction Commencement Date is delayed by a Force Majeure delay beyond December 31, 2000, Tenant shall have the right to terminate this Lease as hereinafter set forth; however, in such event, Tenant shall not be entitled to recover any damages based on such termination as hereinafter set forth in this Section 2.2. In the event Landlord has not Commenced Construction on or before the Construction Commencement Date, as the same may be extended by Force Majeure delays, and Tenant terminates this Lease as hereinabove provided in this Section 2.2, Tenant shall be entitled to recover damages in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00) from Landlord, which Landlord shall pay to Tenant within fourteen (14) days following written demand therefor from Tenant. LANDLORD AND TENANT AGREE THAT IT WOULD BE IMPRACTICAL AND EXTREMELY DIFFICULT TO ESTIMATE THE DAMAGES WHICH TENANT MAY SUFFER IN THE EVENT LANDLORD FAILS TO COMMENCE CONSTRUCTION ON OR BEFORE THE CONSTRUCTION COMMENCEMENT DATE. THEREFORE, LANDLORD AND TENANT DO HEREBY AGREE THAT A REASONABLE ESTIMATE OF THE TOTAL NET DETRIMENT THAT TENANT WOULD SUFFER IN THE EVENT THAT LANDLORD DOES NOT COMMENCE CONSTRUCTION ON OR BEFORE THE CONSTRUCTION COMMENCEMENT DATE IS AND SHALL BE TENANT'S SOLE AND EXCLUSIVE REMEDY (WHETHER AT LAW OR EQUITY), AND AN AMOUNT EQUAL TO FIVE HUNDRED THOUSAND AND NO/100 DOLLARS ($500,000.00). SAID AMOUNT SHALL BE THE FULL, AGREED AND LIQUIDATED DAMAGES RECOVERABLE BY TENANT, ALL OTHER CLAIMS TO DAMAGES OR OTHER REMEDIES BEING HEREIN EXPRESSLY WAIVED BY TENANT. THE PAYMENT OF SUCH AMOUNT AS LIQUIDATED DAMAGES IS NOT INTENDED AS A FORFEITURE OR PENALTY WITHIN THE MEANING OF CALIFORNIA CIVIL CODE SECTIONS 3275 OR 3369, BUT IS INTENDED TO CONSTITUTE LIQUIDATED DAMAGES TO TENANT PURSUANT TO CALIFORNIA CIVIL CODE SECTIONS 1671, 1676 AND 1677. TENANT HEREBY WAIVES THE PROVISIONS OF CALIFORNIA CIVIL CODE SECTION 3389. UPON TERMINATION OF THIS LEASE AS PROVIDED IN THIS SECTION 2.2, THIS LEASE SHALL BE TERMINATED AND NEITHER PARTY SHALL HAVE ANY FURTHER RIGHTS OR OBLIGATIONS HEREUNDER, EACH TO THE OTHER, EXCEPT FOR THE RIGHT OF TENANT TO COLLECT SUCH LIQUIDATED DAMAGES FROM LANDLORD.

     Landlord's Initials:   __________            Tenant's Initials:   _________

2.3  Tenant's Existing Lease Obligation.

    2.3.1 REIMBURSEMENT OF TENANT'S EXISTING LEASE OBLIGATIONS. In the event this Lease is not terminated as provided in Section 2.2 above, or for any other reason on or before July 1, 2001, effective as of July 1, 2001, subject to the terms of this Section 2.3, Landlord shall reimburse Tenant for Tenant's "Monthly Rent" and "Common Operating Costs," as those terms are defined in the "Existing Lease" (defined below), accruing under the Existing Lease after the later of (i) the date occurring ninety (90) days after the "Delivery Date", as that term is defined in Section 1 of the Tenant Work Letter, (ii) the occurrence of the "Base, Shell, and Core Completion Delivery Date", as that term is defined in Section 1 of the Tenant Work Letter, and (iii) July 1, 2001, and for no other obligations under the Existing Lease, up to the aggregate amount of Eight Hundred Forty-Six Thousand Forty-Eight and No/100 Dollars ($846,048.00) ("Landlord's Reimbursement Amount"). Landlord shall pay the "Existing Landlord", as defined below, for such amount, or portions thereof, as and when they are due by Tenant under the Existing Lease; provided that to the extent Tenant does not vacate the "premises" under the "Existing Lease" as that term is defined below, on or before ninety (90) days after the commencement of Landlord's obligation to pay Landlord's Reimbursement Amount, Landlord's obligations hereunder shall be suspended until Tenant vacates such Premises. Landlord's Reimbursement Amount shall not include and Landlord shall not be required to pay for any rent applicable to the "Temporary Premises," as that term is defined in the Existing Lease. For the purposes of this Section 2.3, the "Existing Lease" shall mean that certain Building Lease by and between Orange County Tech Center Associates, L.P., a Delaware limited partnership (the "Existing Landlord") and New Horizons Computer Learning Centers, Inc., a Delaware corporation, dated September 15, 1995, as amended by that certain First Amendment to Lease, dated January 24, 1997 relating to certain "Temporary Premises" and that Second Amendment to Lease, dated October 1, 1997 relating to certain "Mezzanine Space", for premises located at 1231 East Dyer Road, Santa Ana, California. Landlord's Reimbursement Amount, or any portion thereof, shall be made solely in accordance with this Section 2.3. To the extent Landlord does not pay Landlord's Reimbursement Amount within ten (10) business days notice from Tenant to Landlord that such amount is due to the Existing Landlord, upon five (5) business days notice by Tenant to Landlord, Tenant shall be entitled to offset against any Rent next due under this Lease the applicable unpaid portion of the Landlord's Reimbursement Amount plus any late penalties incurred by Tenant in connection with Landlord's failure to timely pay under the Existing Lease.

    2.3.2 LANDLORD'S SUBLEASING RIGHTS. In consideration of Landlord's reimbursement to Tenant as hereinabove provided, Landlord shall have the right to solicit and negotiate with, on Tenant's behalf, potential subtenants, assignees or other occupants ("Existing Lease
          Transferees") for one (1) or more subleases, assignments or other occupancy agreements ("Existing Lease Transfers") for space leased pursuant to the Existing Lease (the "Existing Premises"). Accordingly, Tenant shall cooperate fully with Landlord in any manner reasonably requested by Landlord with respect to any potential transfers, including, but not limited to, showing the Premises, communicating with the potential Existing Lease Transferees, assisting Landlord to the fullest extent possible in communicating with and negotiating with the Existing Landlord to obtain any consent of the Existing Landlord with respect to any proposed Existing Lease Transfer, which shall include submitting to the Existing Landlord all information and documentation regarding the terms of such Existing Lease Transfer for approval by the Existing Landlord, assisting Landlord with respect to seeking the Existing Landlord's approval of any alteration to the Existing Premises, and executing all commercially reasonable documentation required to effect any such Existing Lease Transfer. Further, to preserve Landlord's right to transfer the Existing Premises as set forth hereunder, Tenant shall not negotiate with or enter into any Existing Lease Transfers for the Existing Premises, or any portion thereof, without the prior consent of Landlord, which consent may be withheld in Landlord's sole discretion. In the event of an Existing Lease Transfer for the Existing Premises, or portion thereof, all rent received by Tenant pursuant to such Existing Lease Transfer shall be paid by Tenant to Landlord and, in the event the rent or other consideration payable by the Existing Lease Transferee under such Existing Lease Transfer exceeds the rent payable by Tenant to the Existing Landlord under the Existing Lease with respect to the subject space (hereinafter the "Excess Rent"), Tenant shall distribute such Excess Rent in the following order: (i) first, to the Existing Landlord to the extent required pursuant to the Existing Lease; (ii) next, to Landlord in an amount equal to all costs expended by Landlord in connection with any such sublease, including but not limited to costs relating to any changes, alterations or improvements to the subleased premises, any free rent reasonably provided to the sublessee, legal fees, marketing costs, and any brokerage commissions;
          (iii) next, to Landlord in an amount equal to any portion of the Landlord Reimbursement Amount theretofore paid by Landlord to Tenant; and (iv) lastly, only after full payment of all amounts in the preceding clauses (i) - (iii), the balance, if any, to Landlord and Tenant, in equal shares. Tenant's obligation to disburse Excess Rent, or any portion thereof to the Landlord as provided herein shall be deemed Additional Rent under this Lease, and any failure by Tenant to promptly pay such amounts shall be a default under this Lease.

    2.3.3 LANDLORD'S BUYOUT/TERMINATION RIGHTS. In further consideration of Landlord's reimbursement to Tenant as hereinabove provided, Landlord shall have the right to negotiate, on Tenant's behalf, with the Existing Landlord for an early termination of the Existing Lease. Tenant shall cooperate fully with Landlord in any manner reasonably requested by Landlord in connection with any such termination, including, without limitation, assisting Landlord in the negotiation of any transaction with the Existing Landlord. Tenant shall further execute all commercially reasonable documentation required to effect any such early termination, provided either such transaction does not increase Tenant's current obligations under the Existing Lease. In the event Landlord negotiates a termination of the Existing Lease, and the Existing Landlord pays to Tenant any amount in connection therewith (the "Buyout Premium"), Tenant shall disburse the Buyout Premium as follows: (i) first, to Landlord in an amount equal to all or any portion of the Landlord Reimbursement Amount paid or to be paid by Landlord; (ii) next, to Landlord in an amount equal to all of Landlord's costs incurred in connection with the negotiation of the buyout, including but not limited to legal fees and brokerage commissions, if any; and (iii) lastly, only after full payment of the amounts set forth in the preceding clauses (i) and (ii), the balance, if any, to Landlord and Tenant, in equal shares. Tenant's obligation to pay the Buyout Premium, or any portion thereof, to Landlord as provided herein shall be deemed to be Additional Rent due under this Lease, and failure to promptly pay such amounts shall be a default under this Lease. In the event that Landlord negotiates an early termination of the Existing Lease which includes a termination fee payable by Tenant to the Existing Landlord (the "Termination Fee") and such Termination Fee is less than the Landlord's Reimbursement Amount, after deducting any portion of the Landlord's Reimbursement Amount previously paid by Landlord, Landlord shall pay the Termination Fee (provided that Landlord shall not be obligated to pay to Tenant or otherwise disburse any difference between the Termination Fee and any then remaining balance of Landlord's Reimbursement Amount). If the Termination Fee is greater than the then remaining balance of Landlord Reimbursement Amount, then Tenant shall have the right to elect to pay the difference or reject the proposed termination agreement.

2.4  OPTION TERM.

    2.4.1 OPTION RIGHT. Landlord hereby grants the Tenant named in the Summary (the "Original Tenant"), one (1) option to extend the Lease Term for a period of five (5) years (the "Option Term"), which option shall be exercisable only by written notice delivered by Tenant to Landlord as provided below, provided that, as of the date of delivery of such notice, Tenant is not in default under this Lease and Tenant has not previously been in default under this Lease beyond the applicable cure period provided in this Lease more than three (3) times during the initial Lease Term. Upon the proper exercise of such option to extend, and provided that, as of the end of the initial Lease Term, Tenant is not in default under this Lease beyond the applicable cure period provided in this Lease and Tenant has not previously been in default under this Lease beyond the applicable cure period provided in this Lease more than three (3) times during the initial Lease Term, the Lease Term, for the entire Premises then being leased by Tenant, shall be extended for a period of five (5) years. The rights contained in this Section 2.4 shall be personal to Original Tenant and may only be exercised by Original Tenant (and not any assignee, sublessee or other transferee of the Original Tenant's interest in this Lease) if Original Tenant occupies at least seventy-five percent (75%) of the Premises.

    2.4.2 OPTION RENT. The Rent payable by Tenant during the Option Term (the "Option Rent") shall be equal to the greater of (i) one hundred percent  (100%)  of the  base  rent  (plus  any  additional  rent  and considering any "base year" or "expense stop" applicable thereto), including all escalations, at which tenants, as of the commencement of the Option Term, are leasing non-sublease, non-encumbered space comparable in size, location and quality to the Premises for a comparable term, which comparable space is located in the Building taking into consideration the following concessions: (a) rental abatement concessions, if any, being granted such tenants in connection with such comparable space and (b) tenant improvements or allowances provided or to be provided for such comparable space, taking into account, and deducting the value of, the existing improvements in the Premises, such value to be based upon the age, quality and layout of the improvements and the extent to which the same could be utilized by Tenant based upon the fact that the precise tenant improvements existing in the Premises are specifically suitable to Tenant (the "Market Rent") and (ii) the sum of (1) the monthly Base Rent due under this Lease for the Lease month immediately preceding the commencement of the Option Term, and (2) the amount of Tenant's Share of Direct Expenses payable by Tenant on an annual, per rentable square foot basis for the Premises immediately prior to the commencement of the Option Term. If, in determining the applicable Market Rent, Tenant is entitled to a tenant improvement or comparable allowance for the improvement of the Premises, Landlord may, at Landlord's sole option, elect to grant all or a portion of any such allowance in accordance with the following: (1) to grant some or all of such allowance to Tenant in the form as described above (i.e., as an improvement allowance), and/or (2) to offset against the rental rate component of the Market Rent all or a portion of any such allowance (in which case such portion of any such allowance provided in the form of a rental offset shall not be granted to Tenant.

    2.4.3 EXERCISE OF OPTION. The option contained in this Section 2.4 shall be exercised by Tenant, if at all, and only in the following manner: (i) Tenant shall deliver written notice to Landlord not less than twelve
          (12) months prior to the expiration of the initial Lease Term, stating that Tenant may be interested in exercising its option; (ii) Landlord, after receipt of Tenant's notice, shall deliver notice (the "Option Rent Notice") to Tenant not less than eleven (11) months prior to the expiration of the initial Lease Term, setting forth the Option Rent; and (iii) if Tenant wishes to exercise such option, Tenant shall, on or before the date occurring nine (9) months prior to the expiration of the initial Lease Term, exercise the option by delivering written notice thereof to Landlord.

                                   ARTICLE 3

                                    BASE RENT

     Tenant shall pay, without prior notice or demand, to Landlord or Landlord's agent at the management office of the Project, or, at Landlord's option, at such other place as Landlord may from time to time designate in writing, by a check for currency which, at the time of payment, is legal tender for private or public debts in the United States of America, base rent ("Base Rent") as set forth in Section 4 of the Summary, payable in equal monthly installments as set forth in Section 4 of the Summary in advance on or before the first day of each and every calendar month during the Lease Term, without any setoff or deduction whatsoever except as otherwise provided in this Lease. The Base Rent for the first full month of the Lease Term shall be paid by Tenant to Landlord within ten (10) business days following delivery of notice by Landlord to Tenant that Landlord has Commenced Construction as provided in Section 2.2, above. If any Rent payment date (including the Lease Commencement Date) falls on a day of the month other than the first day of such month or if any payment of Rent is for a period which is shorter than one month, the Rent for any fractional month shall accrue on a daily basis for the period from the date such payment is due to the end of such calendar month or to the end of the Lease Term at a rate per day which is equal to 1/365 of the applicable annual Rent. All other payments or adjustments required to be made under the terms of this Lease that require proration on a time basis shall be prorated on the same basis. ARTICLE 4

                                 ADDITIONAL RENT

4.1 GENERAL TERMS. In addition to paying the Base Rent specified in Article 3 of this Lease, Tenant shall pay "Tenant's Share" of the annual "Direct Expenses," as those terms are defined in Sections 4.2.6 and 4.2.2 of this Lease, respectively, which are in excess of the amount of Direct Expenses applicable to the "Base Year," as that term is defined in Section 4.2.1, below; provided, however, that in no event shall any decrease in Direct Expenses for any Expense Year below Direct Expenses for the Base Year entitle Tenant to any decrease in Base Rent or any credit against sums due under this Lease. Such payments by Tenant, together with any and all other amounts payable by Tenant to Landlord pursuant to the terms of this Lease, are hereinafter collectively referred to as the "Additional Rent", and the Base Rent and the Additional Rent are herein collectively referred to as "Rent." All amounts due under this Article 4 as Additional Rent shall be payable for the same periods and in the same manner as the Base Rent. Without limitation on other obligations of Tenant which survive the expiration of the Lease Term, the obligations of Tenant to pay the Additional Rent provided for in this Article 4 shall survive the expiration of the Lease Term.

4.2  DEFINITIONS  OF KEY TERMS  RELATING  TO  ADDITIONAL  RENT.  As used in this
     Article 4, the following terms shall have the meanings hereinafter set forth:

    4.2.1 "Base Year" shall mean the period set forth in Section 5 of the Summary.

    4.2.2 "Direct Expenses" shall mean "Operating Expenses" and "Tax Expenses."

    4.2.3 "Expense Year" shall mean each calendar year in which any portion of the Lease Term falls, through and including the calendar year in which the Lease Term expires, provided that Landlord, upon notice to Tenant, may change the Expense Year from time to time to any other twelve (12) consecutive month period, and, in the event of any such change, Tenant's Share of Direct Expenses shall be equitably adjusted for any Expense Year involved in any such change.

    4.2.4 "Operating Expenses" shall mean all expenses, costs and amounts of every kind and nature which Landlord pays or accrues during any
          Expense Year because of or in connection with the ownership, management, maintenance, security, repair, replacement, restoration or operation of the Project, or any portion thereof. Without limiting the generality of the foregoing, Operating Expenses shall specifically include any and all of the following: (i) the cost of supplying all utilities, excluding HVAC (except to the extent paid by Tenant or any other tenant directly to the service provider or to Landlord), the cost of operating, repairing, maintaining, and renovating the utility, telephone, mechanical, sanitary, storm drainage, and elevator systems, and the cost of maintenance and service contracts in connection therewith; (ii) the cost of licenses, certificates, permits and inspections and the cost of contesting any governmental enactments which may affect Operating Expenses, and the costs incurred in connection with a transportation system management program or similar program; (iii) the cost of all insurance carried by Landlord in connection with the Project; (iv) the cost of landscaping, relamping, and all supplies, tools, equipment and materials used in the operation, repair and maintenance of the Project, or any portion thereof; (v) costs incurred in connection with the parking areas servicing the Project; (vi) fees and other costs, including management fees, consulting fees, legal fees and accounting fees, of all contractors and consultants in connection with the management, operation, maintenance and repair of the Project; (vii) payments under any equipment rental agreements and the fair rental value of any management office space; (viii) wages, salaries and other compensation and benefits, including taxes levied thereon, of all persons engaged in the operation, maintenance and security of the Project; (ix) costs under any instrument pertaining to the sharing of costs by the Project; (x) operation, repair, maintenance and replacement of all systems and equipment and components thereof of the Building (except to the extent paid by Tenant or any other tenant directly to the service provider or to Landlord); (xi) the cost of janitorial, alarm, security and other services (except to the extent paid by any tenant directly to the service provider or Landlord), replacement of wall and floor coverings, ceiling tiles and fixtures in common areas, maintenance and replacement of curbs and walkways, repair to roofs and re-roofing; (xii) amortization (including interest on the unamortized cost) of the cost of acquiring or the rental expense of personal property used in the maintenance, operation and repair of the Project, or any portion thereof; (xiii) the cost of capital improvements or other costs incurred in connection with the Project (A) which are intended to effect economies in the operation or maintenance of the Project, or any portion thereof, (B) that are required to comply with present or anticipated conservation programs, (C) which are replacements or modifications of nonstructural items located in the Common Areas required to keep the Common Areas in good order or condition, (D) that are required under any governmental law or regulation, or (E) that relate to the HVAC system for the Project; provided, however, that any capital expenditure shall be amortized with interest over its reasonable useful life; (xiv) costs, fees, charges or assessments imposed by, or resulting from any mandate imposed on Landlord by, any federal, state or local government for fire and police protection, trash removal, community services, or other services which do not constitute "Tax Expenses" as that term is defined in Section 4.2.5, below; and (xv) payments under any easement, license, operating agreement, declaration, restrictive covenant, or instrument pertaining t o the sharing of costs by the Building (including, without limitation, costs payable under the "Sportstown Anaheim REA" and "Parking Agreement" [defined in Section 5.3, below]). Notwithstanding the foregoing, Operating Expenses shall not, however, include:

          (a) costs, including marketing costs, legal fees, space planners' fees, advertising and promotional expenses, and brokerage fees incurred in connection with the original construction or development, or original or future leasing of the Project, and costs, including permit, license and inspection costs, incurred with respect to the installation of tenant improvements made for new tenants in the Project or incurred in renovating or otherwise improving, decorating, painting or redecorating vacant space for tenants or other occupants of the Project (excluding, however, such costs relating to any common areas of the Project or parking facilities);

          (b) except as set forth in items (xii), (xiii), and (xiv) above, depreciation, interest and principal payments on mortgages and other debt costs, if any, penalties and interest, costs of capital repairs and alterations, and costs of capital improvements and equipment;

          (c) costs for which the Landlord is reimbursed by any tenant or occupant of the Project or by insurance by its carrier or any tenant's carrier or by anyone else, and electric power costs for which any tenant directly contracts with the local public service company;

          (d) any bad debt loss, rent loss, or reserves for bad debts or rent loss;

          (e) costs associated with the operation of the business of the partnership or entity which constitutes the Landlord, as the same are distinguished from the costs of operation of the Project (which shall specifically include, but not be limited to, accounting costs associated with the operation of the Project). Costs associated with the operation of the business of the partnership or entity which constitutes the Landlord include costs of partnership accounting and legal matters, costs of defending any lawsuits with any mortgagee (except as the actions of the Tenant may be in issue), costs of selling, syndicating, financing, mortgaging or hypothecating any of the Landlord's interest in the Project, and costs incurred in connection with any disputes between Landlord and its employees, between Landlord and Project management, or between Landlord and other tenants or occupants, and Landlord's general corporate overhead and general and administrative expenses;

          (f) the wages and benefits of any employee who does not devote substantially all of his or her employed time to the Project unless such wages and benefits are prorated to reflect time spent on operating and managing the Project vis-a-vis time spent on matters unrelated to operating and managing the Project; provided, that in no event shall Operating Expenses for purposes of this Lease include wages and/or benefits attributable to personnel above the level of Project manager or Project engineer;

          (g)  amount paid as ground rental for the Project by the Landlord;

          (h) except for a Project management fee to the extent allowed pursuant to item (m), below, overhead and profit increment paid to the Landlord or to subsidiaries or affiliates of the Landlord for services in the Project to the extent the same exceeds the costs of such services rendered by qualified, first-class unaffiliated third parties on a competitive basis;

          (i) any compensation paid to clerks, attendants or other persons in commercial concessions operated by the Landlord, provided that any compensation paid to any concierge at the Project shall be includable as an Operating Expense;

          (j) rentals and other related expenses incurred in leasing air conditioning systems, elevators or other equipment which if purchased the cost of which would be excluded from Operating Expenses as a capital cost, except equipment not affixed to the Project which is used in providing janitorial or similar services and, further excepting from this exclusion such equipment rented or leased to remedy or ameliorate an emergency condition in the Project ;

          (k) all items and services for which Tenant or any other tenant in the Project reimburses Landlord or which Landlord provides selectively to one or more tenants (other than Tenant) without reimbursement;

          (l) costs, other than those incurred in ordinary maintenance and repair, for sculpture, paintings, fountains or other objects of art;

          (m) fees payable by Landlord for management of the Project in excess of three and one-half percent (3.5%) (the "Management Fee Cap") of Landlord's gross rental revenues, adjusted and grossed up to reflect a one hundred percent (100%) occupancy of the Building with all tenants paying rent, including base rent, pass-throughs, and parking fees (but excluding the cost of after hours services or utilities) from the Project for any calendar year or portion thereof;

          (n) any costs expressly excluded from Operating Expenses elsewhere in this Lease;

          (o)  rent  for  any  office  space  occupied  by  Project   management
               personnel to the extent the size or rental rate of such office space exceeds the size or fair market rental value of office space occupied by management personnel of the Comparable Buildings in the vicinity of the Building, with adjustment where appropriate for the size of the applicable project;

          (p) costs arising from the gross negligence or wilful misconduct of Landlord or its agents, employees, vendors, contractors, or providers of materials or services;

          (q) costs incurred to comply with laws relating to the removal of hazardous material (as defined under applicable law) and asbestos containing material (collectively, "Hazardous Material") which was in existence in the Building or on the Project prior to the Lease Commencement Date, and was of such a nature that a federal, State or municipal governmental authority, if it had then had knowledge of the presence of such Hazardous Material, in the state, and under the conditions that it then existed in the Building or on the Project, would have then required the removal of such Hazardous Material or other remedial or containment action with respect thereto; costs incurred with respect to any Hazardous Material which was in existence in the Building or on the Project prior to the Lease Commencement Date, and which Landlord is obligated to abate or remediate after the Lease Commencement Date in accordance with an abatement or remediation plan which was in effect prior to the Lease Commencement Date; and costs incurred to remove, remedy, contain, or treat Hazardous Material, which Hazardous Material is brought into the Building or onto the Project after the date hereof by Landlord or any other tenant of the Project and is of such a nature, at that time, that a federal, State or municipal governmental authority, if it had then had knowledge of the presence of such Hazardous Material, in the state, and under the conditions, that it then exists in the Building or on the Project, would have then required the removal of such Hazardous Material or other remedial or containment action with respect thereto;

          (r)  costs   arising   from   Landlord's   charitable   or   political
               contributions;

          (s)  any gifts provided to any entity whatsoever,  including,  but not
               limited  to,   Tenant,   other   tenants,   employees,   vendors,
               contractors, prospective tenants and agents;

          (t)  the   cost  of  any   magazine,   newspaper,   trade   or   other
               subscriptions;

          (u) any costs covered by any warranty, rebate, guarantee or service contract which are actually collected by Landlord (which shall not prohibit Landlord from passing through the costs of any such service contract if otherwise includable in Operating Expenses);

          (v) marketing costs, including leasing commissions, attorneys' fees in connection with the negotiation and preparation of letters, deal memos, letters of intent, leases, subleases and/or assignments, space planning costs, and other costs and expenses incurred in connection with lease, sublease and/or assignment negotiations and transactions with present or prospective tenants or other occupants of the Building, including attorneys' fees and other costs and expenditures incurred in connection with disputes with present or prospective tenants or other occupants of the
               Building:

          (w) advertising and promotional expenditures, and costs of signs in or on the Building identifying the owner of the Building or other tenants' signs;

          (x) bad debt expenses and interest, principal, points and fees on debts (except in connection with the financing of items which may be included in Operating Expenses) or amortization on any mortgage or mortgages or any other debt instrument encumbering the Building or the Project (including the land on which the Building is situated);

          (y) tax penalties incurred as a result of Landlord's negligence, inability or unwillingness to make payments or file returns when due; and

          (z) all assessments and premiums which are not specifically charged to Tenant because of what Tenant has done, which can be paid by Landlord in installments, shall be paid by Landlord in the maximum number of installments permitted by law (except to the extent inconsistent with the general practice of the Comparable Buildings) and shall be included as Operations Expenses in the year in which the assessment or premium installment is actually paid; and

          (aa) costs relating to the HVAC system servicing the Premises or Building and costs of electricity to the extent supplied to tenant occupied portions of the Building.

     If Landlord is not furnishing any particular work or service (the cost of which, if performed by Landlord, would be included in Operating Expenses) to a tenant who has undertaken to perform such work or service in lieu of the performance thereof by Landlord, Operating Expenses shall be deemed to be increased by an amount equal to the additional Operating Expenses which would reasonably have been incurred during such period by Landlord if it had at its own expense furnished such work or service to such tenant. If the Project is not at least one hundred percent (100%) occupied during all or a portion of the Base Year or any Expense Year, Landlord may elect to make an appropriate adjustment to the components of Operating Expenses for such year to determine the amount of Operating Expenses that would have been incurred had the Project been one hundred percent (100%) occupied; and the amount so determined shall be deemed to have been the amount of Operating Expenses for such year. Operating Expenses for the Base Year shall not include market-wide labor-rate increases due to extraordinary circumstances, including, but not limited to, boycotts and strikes, and utility rate increases due to extraordinary circumstances including, but not limited to, conservation surcharges, boycotts, embargoes or other shortages, or amortized costs relating to capital improvements. Landlord shall not (i) make a profit by charging items to Operating Expenses that are otherwise also charged separately to others and (ii) subject to Landlord's right to adjust the components of Operating Expenses described above in this paragraph, collect Operating Expenses from Tenant and all other tenants in the Building in an amount in excess of what Landlord actually incurs for the items included in Operating Expenses. In no event shall the components of Direct Expenses for any Expense Year related to electrical costs be less than the components of Direct Expenses related to electrical costs in the Base Year. All assessments and premiums which are not specifically charged to Tenant because of what Tenant has done, which can be paid by Landlord in installments, shall be paid by Landlord in the maximum number of installments permitted by law and not included as Expenses except in the year in which the assessment or premium installment is actually paid; provided, however, that if the prevailing practice in other comparable office buildings in the vicinity of the Building is to pay such assessments or premiums on an earlier basis, and Landlord pays on such basis, such assessments or premiums shall be included in Expenses as paid by Landlord.

     4.2.5 Taxes.

          4.2.5.1 "Tax Expenses" shall mean all federal, state, county, or local governmental or municipal taxes, fees, charges or other impositions of every kind and nature, whether general, special, ordinary or extraordinary, (including, without limitation, real estate taxes, general and special assessments, transit taxes, leasehold taxes or taxes based upon the receipt of rent, including gross receipts or sales taxes applicable to the receipt of rent, unless required to be paid by Tenant, personal property taxes imposed upon the fixtures, machinery, equipment, apparatus, systems and equipment, appurtenances, furniture and other personal property used in connection with the Project, or any portion thereof), which shall be paid or accrued during any Expense Year (without regard to any different fiscal year used by such governmental or municipal authority) because of or in connection with the ownership, leasing and operation of the Project, or any portion thereof. For purposes of this Lease, Tax Expenses shall be calculated as if the Tenant Improvements in the Building are fully constructed and the Project, the Building, and all tenant improvements in the Building were fully assessed for real estate tax purposes, and accordingly, Tax Expenses shall be deemed to be increased appropriately.

          4.2.5.2 Tax Expenses shall include, without limitation: (i) Any tax on the rent, right to rent or other income from the Project, or any portion thereof, or as against the business of leasing the Project, or any portion thereof; (ii) Any assessment, tax, fee, levy or charge in addition to, or in substitution, partially or totally, of any assessment, tax, fee, levy or charge previously included within the definition of real property tax, it being acknowledged by Tenant and Landlord that Proposition 13 was adopted by the voters of the State of California in the June 1978 election ("Proposition 13") and that assessments, taxes, fees, levies and charges may be imposed by governmental agencies for such services as fire protection, street, sidewalk and road maintenance, refuse removal and for other governmental services formerly provided without charge to property owners or occupants, and, in further recognition of the decrease in the level and quality of governmental services and amenities as a result of Proposition 13, Tax Expenses shall also include any governmental or private assessments or the Project's contribution towards a governmental or private cost-sharing agreement provided such agreements are entered into as a substitution for services and amenities normally provided by governmental agencies; and (iii) Any assessment, tax, fee, levy, or charge allocable to or measured by the area of the Premises or the Rent payable hereunder, including, without limitation, any business or gross income tax or excise tax with respect to the receipt of such rent, or upon or with respect to the possession, leasing, operating, management, maintenance, alteration, repair, use or occupancy by Tenant of the Premises, or any portion thereof.

          4.2.5.3 Any costs and expenses (including, without limitation, reasonable attorneys' fees) incurred in attempting to protest, reduce or minimize Tax Expenses shall be included in Tax Expenses in the Expense Year such expenses are paid. Tax refunds shall be credited against Tax Expenses and refunded to Tenant regardless of when received, based on the Expense Year to which the refund is applicable, provided that in no event shall the amount to be refunded to Tenant for any such Expense Year exceed the total amount paid by Tenant as Additional Rent under this Article 4 for such Expense Year. If Tax Expenses for any period during the Lease Term or any extension thereof are increased after payment thereof for any reason, including, without limitation, error or reassessment by applicable governmental or municipal authorities, Tenant shall pay Landlord upon demand Tenant's Share of any such increased Tax Expenses included by Landlord as Building Tax Expenses pursuant to the terms of this Lease. Notwithstanding anything to the contrary contained in this Section 4.2.5 (except as set forth in Section 4.2.5.1, above), there shall be excluded from Tax Expenses (i) all excess profits taxes, franchise taxes, gift taxes, capital stock taxes, inheritance and succession taxes, estate taxes, federal and state income taxes, and other taxes to the extent applicable to Landlord's general or net income (as opposed to rents, receipts or income attributable to operations at the Project), (ii) any items included as Operating Expenses, and (iii) any items paid by Tenant under Section 4.5 of this Lease.

          4.2.5.4 The amount of Tax Expenses for the Base Year attributable to the valuation of the Project, inclusive of tenant improvements, shall be known as the "Base Taxes". If in any comparison year subsequent to the Base Year, the amount of Tax Expenses decreases below the amount of Base Taxes, then for purposes of all subsequent comparison years, including the comparison year in which such decrease in Tax Expenses occurred, the Base Taxes, and therefore the Base Year, shall be decreased by an amount equal to the decrease in Tax Expenses.

    4.2.6 "Tenant's Share" shall mean the percentage set forth in Section 6 of the Summary.

4.3  Allocation of Direct Expenses.

    4.3.1 Landlord shall have the right, from time to time, to equitably allocate some or all of the Direct Expenses for the Project among different portions or occupants of the Project (the "Cost Pools"), in Landlord's reasonable discretion. Such Cost Pools may include, but shall not be limited to, the office space tenants of the Building , and the retail space tenants of the Building . The Direct Expenses within each such Cost Pool shall be allocated and charged to the tenants within such Cost Pool in an equitable manner.

4.4 CALCULATION AND PAYMENT OF ADDITIONAL RENt. If for any Expense Year ending or commencing within the Lease Term, Tenant's Share of Direct Expenses for such Expense Year exceeds Tenant's Share of Direct Expenses applicable to the Base Year, then Tenant shall pay to Landlord, in the manner set forth in Section 4.4.1, below, and as Additional Rent, an amount equal to the excess (the "Excess").

    4.4.1 STATEMENT OF ACTUAL DIRECT EXPENSES AND PAYMENT BY TENANT. Landlord shall endeavor to give to Tenant following the end of each Expense Year, a statement (the "Statement") which shall state on a line-item by line-item basis the Direct Expenses incurred or accrued for such preceding Expense Year, and which shall indicate the amount, if any, of the Excess. Upon receipt of the Statement for each Expense Year commencing or ending during the Lease Term, if an Excess is present, Tenant shall pay, with its next installment of Base Rent due, the full amount of the Excess for such Expense Year, less the amounts, if any, paid during such Expense Year as "Estimated Excess," as that term is defined in Section 4.4.2, below. The failure of Landlord to timely furnish the Statement for any Expense Year shall not prejudice Landlord or Tenant from enforcing its rights under this Article 4. Even though the Lease Term has expired and Tenant has vacated the Premises, when the final determination is made of Tenant's Share of Direct Expenses for the Expense Year in which this Lease terminates, if an Excess if present, Tenant shall, within fourteen (14) days following receipt by Tenant of a statement therefor from Landlord, pay to Landlord such amount as calculated pursuant to this Section 4.4, and if such final determination indicates that Tenant has paid more as Estimated Excess than was owed, Landlord shall repay such excess amount within thirty (30) days. The provisions of this Section 4.4.1 shall survive the expiration or earlier termination of the Lease Term.

    4.4.2 STATEMENT OF ESTIMATED DIRECT EXPENSES. In addition, Landlord shall endeavor to give Tenant a yearly expense estimate statement (the "Estimate Statement") which shall set forth Landlord's reasonable estimate (the "Estimate") of what the total amount of Direct Expenses for the then-current Expense Year shall be and the estimated excess (the "Estimated Excess") as calculated by comparing the Direct Expenses for such Expense Year, which shall be based upon the Estimate, to the amount of Direct Expenses for the Base Year. The failure of Landlord to timely furnish the Estimate Statement for any Expense Year shall not preclude Landlord from enforcing its rights to collect any Estimated Excess under this Article 4, nor shall Landlord be prohibited from revising any Estimate Statement or Estimated Excess theretofore delivered to the extent necessary. Thereafter, Tenant shall pay, with its next installment of Base Rent due, a fraction of the Estimated Excess for the then-current Expense Year (reduced by any amounts paid pursuant to the next to last sentence of this Section 4.4.2). Such fraction shall have as its numerator the number of months which have elapsed in such current Expense Year, including the month of such payment, and twelve (12) as its denominator. Until a new Estimate Statement is furnished (which Landlord shall have the right to deliver to Tenant at any time), Tenant shall pay monthly, with the monthly Base Rent installments, an amount equal to one-twelfth (1/12) of the total Estimated Excess set forth in the previous Estimate Statement delivered by Landlord to Tenant.

4.5  TAXES AND OTHER CHARGES FOR WHICH TENANT IS DIRECTLY RESPONSIBLE.

    4.5.1 Tenant shall be liable for and shall pay before delinquency, taxes levied against Tenant's equipment, furniture, fixtures and any other personal property located in or about the Premises; provided, upon notice by Landlord to Tenant of any such levy, Tenant shall have the right to protest the same so long as, if required, Tenant makes any required payment, under protest, during the pendency of such protest. If any such taxes on Tenant's equipment, furniture, fixtures and any other personal property are levied against Landlord or Landlord's property or if the assessed value of Landlord's property is increased by the inclusion therein of a value placed upon such equipment, furniture, fixtures or any other personal property and if Landlord pays the taxes based upon such increased assessment, which Landlord shall have the right to do regardless of the validity thereof but only under proper protest if requested by Tenant, Tenant shall upon demand repay to Landlord the taxes so levied against Landlord or the proportion of such taxes resulting from such increase in the assessment, as the case may be.

    4.5.2 If the tenant improvements in the Premises, whether installed and/or paid for by Landlord or Tenant and whether or not affixed to the real property so as to become a part thereof, are assessed for real property tax purposes at a valuation higher than the valuation at which tenant improvements conforming to Landlord's "building standard" in other space in the Building are assessed, then the Tax Expenses levied against Landlord or the property by reason of such excess assessed valuation shall be deemed to be taxes levied against personal property of Tenant and shall be governed by the provisions of Section 4.5.1, above.

    4.5.3 Notwithstanding any contrary provision herein, Tenant shall pay prior to delinquency any (i) rent tax or sales tax, service tax, transfer tax or value added tax, or any other applicable tax on the rent or services herein or otherwise respecting this Lease, or (ii) taxes assessed upon or with respect to the possession, leasing, operation, management, maintenance, alteration, repair, use or occupancy by Tenant of the Premises or any portion of the Project, including the Project parking facilities.

4.6 TENANT'S PAYMENT OF CERTAIN TAX EXPENSES. Notwithstanding anything to the contrary contained in this Lease, in the event that, at any time during the first five (5) Lease Years of the initial Lease Term only, any sale, refinancing, or change in ownership of the Building is consummated, and as a result thereof, and to the extent that in connection therewith, the Building is reassessed (the "Reassessment") for real estate tax purposes by the appropriate governmental authority pursuant to the terms of Proposition 13 (as adopted by the voters of the State of California in the June, 1978 election), then the terms of this Section 4.6 shall apply. 4.6.1 The Tax Increase. For purposes of this Article 4, the term "Tax Increase" shall mean that portion of the Tax Expenses, as calculated immediately following the Reassessment, which is attributable solely to the Reassessment. Accordingly, the term Tax Increase shall not include any portion of the Tax Expenses, as calculated immediately following the Reassessment, which (i) is attributable to the initial assessment of the value of the Building, or the tenant improvements located in the Building, (ii) is attributable to assessments which were pending immediately prior to the Reassessment, which assessments were conducted during, and included in, such Reassessment, or which assessments were otherwise rendered unnecessary following the Reassessment, (iii) is attributable to the annual inflationary increase of real estate taxes, or (iv) is attributable to any Tax Expenses incurred during the Base Year (with such Tax Expenses incurred during the Base Year calculated without regard to any Proposition 8 reduction in Tax Expenses for the Base Year).

     4.6.1 THE TAX INCREASE For purposes of this Article 4, the term "Tax Increase" shall mean that portion of the Tax Expenses, as calculated immediately following the Reassessment, which is attributable solely to the Reassessment. Accordingly, the term Tax Increase shall not include any portion of the Tax Expenses, as calculated immediately following the Reassessment, which (i) is attributable to the initial assessment of the value of the Building, or the tenant improvements located in the Building, (ii) is attributable to assessments which were pending immediately prior to the Reassessment, which assessments were conducted during, and included in, such Reassessment, or which assessments were otherwise rendered unnecessary following the Reassessment, (iii) is attributable to the annual inflationary increase of real estate taxes, or (iv) is attributable to any Tax Expenses incurred during the Base Year (with such Tax Expenses incurred during the Base Year calculated without regard to any Proposition 8 reduction in Tax Expenses for the Base Year).

    4.6.2 PROTECTION. During the first (1st) five (5) Lease Years of the initial Lease Term, Tenant shall not be obligated to pay any portion of the Tax Increase.

    4.6.3 LANDLORD'S RIGHT TO PURCHASE THE PROPOSITION 13 PROTECTION AMOUNT ATTRIBUTABLE TO A PARTICULAR REASSESSMENT. The amount of Tax Expenses which Tenant is not obligated to pay or will not be obligated to pay during the initial Lease Term in connection with a particular Reassessment pursuant to the terms of this Section4.6, shall be sometimes referred to hereafter as a "Proposition 13 Protection Amount." If the occurrence of a Reassessment is reasonably foreseeable by Landlord and the Proposition 13 Protection Amount attributable to such Reassessment can be reasonably quantified or estimated for each Lease Year commencing with the Lease Year in which the Reassessment will occur, the terms of this Section 4.6.3 shall apply to each such Reassessment. Upon notice to Tenant, Landlord shall have the right to purchase the Proposition 13 Protection Amount relating to the applicable Reassessment (the "Applicable Reassessment"), at any time during the Lease Term, by paying to Tenant an amount equal to the "Proposition 13 Purchase Price," as that term is defined below, provided that the right of any successor of Landlord to exercise its right of repurchase hereunder shall not apply to any Reassessment which results from the event pursuant to which such successor of Landlord became the Landlord under this Lease. As used herein, "Proposition 13 Purchase Price" shall mean the present value of the Proposition 13 Protection Amount remaining during the initial Lease Term, as of the date of payment of the Proposition 13 Purchase Price by Landlord. Such present value shall be calculated (i) by using the portion of the Proposition 13 Protection Amount attributable to each remaining Lease Year (as though the portion of such Proposition 13 Protection Amount benefited Tenant at the end of each Lease Year), as the amounts to be discounted, and (ii) by using discount rates for each amount to be discounted equal to (A) the prime rate quoted by Bank of America N.T. & S.A. as of the date of payment of the Proposition 13 Protection Amount by Landlord, minus (B) one percent (1%) per annum. Upon such payment of the Proposition 13 Purchase Price, the provisions of Section 4.6.2 of this Lease shall not apply to any Tax Increase attributable to the Applicable Reassessment. Since Landlord is estimating the Proposition 13 Purchase Price because a Reassessment has not yet occurred, then when such Reassessment occurs, if Landlord has underestimated the Proposition 13 Purchase Price, upon notice by Landlord to Tenant, Tenant's Rent next due shall be credited with the amount of such underestimation, and if Landlord overestimates the Proposition 13 Purchase Price, then upon notice by Landlord to Tenant, Rent next due shall be increased by the amount of the overestimation.

4.7 LANDLORD'S BOOKS AND RECORDS. Within one (1) year after receipt of a Statement by Tenant, if Tenant disputes the amount of Additional Rent set forth in the Statement, a reputable certified public accountant (which accountant is a member of a reputable independent nationally recognized accounting firm and has had previous experience in reviewing financial operating records of landlords of office buildings; provided that such accountant is not retained by Tenant on a contingency fee basis), designated and paid for by Tenant, may, after reasonable notice to Landlord and at reasonable times, inspect Landlord's records with respect to the Statement at Landlord's offices, provided that Tenant is not then in default under this Lease and Tenant has paid all amounts required to be paid under the applicable Estimate Statement and Statement, as the case may be. In connection with such inspection, Tenant and Tenant's agents must agree in  advance  to follow  Landlord's  reasonable  rules and  procedures regarding inspections of Landlord's records, and shall execute a commercially reasonable confidentiality agreement regarding such inspection. Tenant's failure to commence its inspection of Landlord's records with respect to a dispute as to the amount of Additional Rent set forth in any Statement within one (1) year of tenant's receipt of such Statement, and to diligently pursue the resolution of such dispute thereafter, shall be deemed to be Tenant's approval of such Statement and Tenant, thereafter, waives the right or ability to dispute the amounts set forth in such Statement. If after such inspection, Tenant still disputes such Additional Rent, a determination as to the proper amount shall be made, at Tenant's expense, by an independent certified public accountant (the "Accountant") selected by Landlord and subject to Tenant's reasonable approval; provided that if such determination by the Accountant proves that Direct Expenses were overstated by more than five percent (5%), then the cost of the Accountant and the cost of such determination shall be paid for by Landlord. Landlord shall be required to maintain records of all Direct Expenses set forth in each Statement delivered to Tenant for two (2) years following Landlord's delivery of the applicable Statement. In no event shall this Section 4.7 be deemed to allow any review of any of Landlord's records by any subtenant of Tenant. Tenant agrees that this Section 4.7 shall be the sole method to be used by Tenant to dispute the amount of any Direct Expenses payable or not payable by Tenant pursuant to the terms of this Lease, and Tenant hereby waives any other rights at law or in equity relating thereto. Notwithstanding anything in this Section to the contrary, nothing herein shall limit Tenant's rights at law or in equity with respect to a claim of fraud by Tenant against Landlord.

                                   ARTICLE 5

                                 USE OF PREMISES

5.1 PERMITTED USE. Tenant shall use the Premises solely for the Permitted Use set forth in Section 7 of the Summary and Tenant shall not use or permit the Premises or the Project to be used for any other purpose or purposes whatsoever without the prior written consent of Landlord, which may be withheld in Landlord's sole discretion.

5.2 PROHIBITED USES. The uses prohibited under this Lease shall include, without limitation, use of the Premises or a portion thereof for (i) offices or any other facilities of any agency or bureau of the United States or any state or political subdivision thereof; (ii) offices or agencies of any foreign governmental or political subdivision thereof;
     (iii) offices or any other facilities of any health care professionals or service organization; (iv) schools or other training facilities (other than a school conducting, solely, short term, seminar-type, computer training classes for professionals of the same quality and type conducted by Tenant in the Premises as of the Lease Commencement Date), except only as permitted pursuant to Section 7 of the Summary; (v) retail or restaurant uses; or (vi) communications firms such as radio and/or television stations. Tenant further covenants and agrees that Tenant shall not use, or suffer or permit any person or persons to use, the Premises or any part thereof for any use or purpose contrary to the provisions of the Rules and Regulations set forth in Exhibit D, attached hereto, or in violation of the laws of the United States of America, the State of California, or the ordinances, regulations or requirements of the local municipal or county governing body or other lawful authorities having jurisdiction over the Project) including, without limitation, any such laws, ordinances, regulations or requirements relating to hazardous materials or substances, as those terms are defined by applicable laws now or hereafter in effect. Tenant or its invitees shall not do or permit anything to be done in or about the Premises or Project which will in any way damage the reputation of the Project or obstruct or interfere with the rights of other tenants or occupants of the Building, or injure or annoy them or use or allow the Premises or the Project to be used for any improper, unlawful or objectionable purpose, nor shall Tenant cause, maintain or permit any nuisance in, on or about the Premises. Tenant and its invitees shall comply with all recorded covenants, conditions, and restrictions now or hereafter affecting the Project.

5.3 DIRECT COMPETITORS. In the event, and so long as the Original Tenant's primary business continues to be conducting short term, seminar type, computer training classes for both corporate students and other individuals, Landlord shall not enter into any direct lease for space in the Project with any "Direct Competitor", as that term is defined herein below, of Tenant. Landlord's approval of another Tenant's request to assign or sublease all or any portion of its premises shall not be deemed a violation by Landlord of this Section 5.3. For purposes of this Section 5.3, a "Direct Competitor" of Tenant shall be limited to an entity which is engaged in, as its primary business, the conduct of short term, computer training classes for both corporate students and other individuals (the "Competing Business"). Nothing herein shall prohibit Landlord from leasing space in the Project to a tenant that engages in the Competing Business as part of its business, but which does not intend to and is not permitted under its lease to engage in the Competing Business at the Project. In the event Landlord believes that a proposed tenant may be deemed to be a Direct Competitor of Tenant, Landlord shall deliver a written request to Tenant that Tenant notify Landlord as to whether Tenant deems the proposed tenant to be a Direct Competitor of Tenant. Tenant shall have ten (10) business days following receipt of such request within which to notify Landlord of any objection to the proposed tenant on the grounds that such proposed tenant is a Direct Competitor. In the event Tenant does not provide any objection to Landlord within said ten (10) business day period, the proposed tenant shall be deemed not to be a Direct Competitor under the provisions of this Lease, and Landlord shall be free to lease space in the Project to such proposed tenant. The rights set forth in this Section 5.3 shall be personal to the Original Tenant (and not any assignee, sublessee or transferee of the Tenant's interest in this Lease) and may be exercised by the Original Tenant only while it is in occupancy of at least seventy-five percent (75%) the entire Premises and so long as Tenant is not in default under this Lease beyond the applicable cure period provided in this Lease.

5.4 RECORDED DOCUMENTS. Tenant shall comply with all recorded covenants, conditions, and restrictions currently affecting the Project, and Tenant acknowledges that the Project may be subject to any future covenants, conditions, and restrictions which Landlord, in Landlord's discretion, deems reasonably necessary or desirable (collectively, the "CC&Rs"). Tenant agrees that this Lease shall be subject and subordinate to such CC&Rs. Landlord shall have the right to require Tenant to execute and acknowledge, within fifteen (15) business days of a request by Landlord, a "Recognition of Covenants, Conditions, and Restriction," in a form substantially similar to that attached hereto as Exhibit F, agreeing to and acknowledging the CC&Rs. Tenant acknowledges that the CC&Rs will include, without limitation,
     (i) that certain Declaration of Covenants, Conditions and Restrictions and Grant of Reciprocal Easements for Sportstown Anaheim (the "Sportstown Anaheim REA") to be recorded against Stadium Gateway (including the Project), and (ii) that certain Parking Agreement concerning Landlord's rights to use the Stadium Gateway parking areas (the "Parking Agreement") to be recorded against Stadium Gateway and the Project.

                                   ARTICLE 6

                             SERVICES AND UTILITIES

6.1 STANDARD TENANT SERVICES. Landlord shall provide the following services on all days (unless otherwise stated below) during the Lease Term.

    6.1.1 Subject to limitations imposed by all governmental rules, regulations and guidelines applicable thereto, Landlord shall, provide subject to reimbursement to Landlord by Tenant or direct payment by Tenant as provided in Sections 6.1.2. of this Lease, heating and air conditioning ("HVAC") when necessary for normal comfort for normal office use in the Premises twenty-four (24) hours per day; provided, however, for purposes of this Lease, as hereinafter set forth, "Building Hours" shall be deemed to include only the hours from 8:00 A.M. to 6:00 P.M. Monday through Friday, and on Saturdays from 9:00 A.M. to 1:00 P.M., except for the date of observation of New Year's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, Christmas Day and, at Landlord's discretion, other locally or nationally recognized holidays (collectively, the "Holidays").

    6.1.2 Landlord shall provide adequate electrical wiring and facilities for connection to Tenant's lighting fixtures and incidental use equipment, provided that (i) the connected electrical load of the incidental use equipment does not exceed an average of 3.5 watts per usable square foot of the Premises on a monthly basis, and the electricity so furnished for incidental use equipment will be at a nominal one hundred twenty (120) volts and no electrical circuit for the supply of such incidental use equipment will require a current capacity exceeding twenty (20) amperes, and (ii) the connected electrical load of Tenant's lighting fixtures does not exceed an average of 1.5 watts per usable square foot of the Premises on a monthly basis, and the electricity so furnished for Tenant's lighting will be at a nominal one hundred twenty (120) volts, which electrical usage shall be subject to applicable laws and regulations, including Title 24. Tenant shall bear the cost of replacement of lamps, starters and ballasts for non-Building standard lighting fixtures within the Premises. To the extent possible, Tenant's utilities (including use for incidental equipment, lighting fixtures, and Building Systems and equipment (including HVAC)) shall be separately metered and Tenant shall pay to Landlord all costs incurred by Landlord for all such separately metered utilities furnished to the Premises as well as for the installation and maintenance of such separate metering devices. For any utilities that cannot be separately metered, Tenant shall pay to Landlord an amount reasonably allocated by Landlord to the Premises, based on the use by the Premises, as established by Landlord partially through the use of the Building energy management system. In addition to the cost of the utilities, Tenant shall pay to Landlord all costs reasonably and actually incurred by Landlord in connection with the operation, repair, maintenance, improvement, and replacement of any portion of the HVAC system located within the Premises, (and a pro-rata share of any such costs with respect to any portion of the HVAC system which serves the Premises, but is not actually located in the Premises) including any portion thereof that would be deemed to be part of the Building Systems, provided such costs shall be reasonably competitively priced. With respect to any utilities that are not separately metered, Landlord shall have the right to provide Tenant with Landlord's reasonable estimate of what the total amount of such utility charges for the then current Expense Year (the "Utility Estimate") and shall deliver such Utility Estimate to Tenant at the same time Landlord delivers the Estimate Statement under Section 4.4.2 of this Lease. Tenant shall thereafter pay, on a monthly basis, in addition to Base Rent, the Utilities Estimate in the same manner as applicable to the Estimated Excess under Section 4.4.2 of this Lease and any reconciliations with respect to the Utilities Estimate shall be made in the same manner as set forth in Section 4.4.1 of this Lease.

    6.1.3 Landlord shall provide city water from the regular Building outlets for drinking, lavatory and toilet purposes in the Building Common Areas.

    6.1.4 Landlord  shall  not  provide  janitorial  services  to the  Premises.
          Tenant shall be responsible, at Tenant's sole cost and expense, for providing janitorial services to the Premises adequate to maintain the Premises in the condition required under this Lease.

    6.1.5 Landlord shall provide nonexclusive, non-attended automatic passenger elevator service during the Building Hours, and shall have one elevator available at all other times.

6.2 OVERSTANDARD TENANT USE. Tenant shall not, without Landlord's prior written consent, use heat-generating machines, machines other than normal fractional horsepower office machines, or equipment or lighting other than Building standard lights in the Premises, which may affect the temperature otherwise maintained by the air conditioning system or increase the water normally furnished for the Premises by Landlord pursuant to the terms of
     Section 6.1 of this Lease. If such consent is given, Landlord shall have the right to install supplementary air conditioning units or other facilities in the Premises, including supplementary or additional metering devices, and the cost thereof, including the cost of installation, operation and maintenance, increased wear and tear on existing equipment and other similar charges, shall be paid by Tenant to Landlord upon billing by Landlord. To the extent Tenant uses water, electricity, heat or air conditioning in excess of the normal Building Hours, Tenant shall pay to Landlord, upon billing, the cost of the installation, operation, and maintenance of equipment which is installed, if any, in order to supply such excess consumption, and the cost of the increased wear and tear on existing Building Systems and equipment caused by such excess consumption. Tenant's use of electricity shall never exceed the capacity of the feeders to the Project or the risers or wiring installation.

6.3 INTERRUPTION OF USE. In the event that Tenant is prevented from using, and does not use, the Premises or any portion thereof, as a result of (i) any repair, maintenance or alteration performed by Landlord, or which Landlord failed to perform, after the Lease Commencement Date and required by the Lease, which substantially interferes with Tenant's use of the Premises, or
     (ii) any failure to provide services, utilities or access to the Premises (either such set of circumstances as set forth in items (i) or (ii), above, to be known as an "Abatement Event"), then Tenant shall give Landlord notice of such Abatement Event, and if such Abatement Event continues for five (5) consecutive business days after Landlord's receipt of any such notice or ten (10) non-consecutive business days in a twelve (12) month period (provided Landlord is sent a notice pursuant to Section 29.18 of this Lease of each of such Abatement Event) (in either such event, the "Eligibility Period"), then the Base Rent and Tenant's Share of Building Direct Expenses and Tenant's obligation to pay for parking shall be abated or reduced, as the case may be, after expiration of the Eligibility Period for such time that Tenant continues to be so prevented from using, and does not use, the Premises or a portion thereof, in the proportion that the rentable area of the portion of the Premises that Tenant is prevented from using, and does not use, bears to the total rentable area of the Premises; provided, however, in the event that Tenant is prevented from using, and does not use, a portion of the Premises for a period of time in excess of the Eligibility Period and the remaining portion of the Premises is not sufficient to allow Tenant to effectively conduct its business therein, and if Tenant does not conduct its business from such remaining portion, then for such time after expiration of the Eligibility Period during which Tenant is so prevented from effectively conducting its business therein, the Base Rent and Tenant's Share of Building Direct Expenses and Tenant's obligation to pay for parking for the entire Premises shall be abated for such time as Tenant continues to be so prevented from using, and does not use, the Premises. If, however, Tenant reoccupies any portion of the Premises during such period, the rent allocable to such reoccupied portion, based on the proportion that the rentable area of such reoccupied portion of the Premises bears to the total rentable area of the Premises, shall be payable by Tenant from the date Tenant reoccupies such portion of the Premises. If Tenant's right to abatement occurs during a free rent period, Tenant's free rent period shall be extended for the number of days that the abatement period overlapped the free rent period ("Overlap Period"). Landlord shall have the right to extend the Lease Expiration Date for a period of time equal to the Overlap Period if Landlord sends a notice to Tenant of such election within ten (10) days following the end of the extended free rent period. Such right to abate Base Rent and Tenant's Share of Building Direct Expenses shall be Tenant's sole and exclusive remedy at law or in equity for an Abatement Event. Except as provided in this Section 19.4.2, nothing contained herein shall be interpreted to mean that Tenant is excused from paying Rent due hereunder. To the extent Tenant is entitled to abatement without regard to the Eligibility Period, because of an event described in Articles 11 or 13 of this Lease, then the Eligibility Period shall not be applicable.

6.4 THE TENANT'S SECURITY SYSTEM. Tenant may, at Tenant's sole cost and expense, install its own security system ("Tenant's Security System") in the Premises; provided, however, that Tenant shall coordinate the installation and operation of Tenant's Security System with Landlord to assure that Tenant's Security System is compatible with Landlord's security system and the Building Systems. To the extent that Tenant's Security System is not compatible with Landlord's security system and the Building Systems, Tenant shall not be entitled to install or operate Tenant's Security System. Once installed, Tenant shall be solely responsible, at Tenant's sole cost and expenses, for the monitoring, operation and removal of Tenant's Security System. The installation of Tenant's Security System shall be governed by Article 8 of this Lease.

                                   ARTICLE 7

                                     REPAIRS

     Tenant shall, at Tenant's own expense, pursuant to the terms of this Lease, including without limitation Article 8 hereof, keep the Premises, including all improvements, fixtures and furnishings therein, and the floor or floors of the Building on which the Premises are located, in good order, repair and condition at all times during the Lease Term. In addition, Tenant shall, at Tenant's own expense, but under the supervision and subject to the prior approval of Landlord, and within any reasonable period of time specified by Landlord, pursuant to the terms of this Lease, including without limitation Article 8 hereof, promptly and adequately repair all damage to the Premises and replace or repair all damaged, broken, or worn fixtures and appurtenances, except for damage caused by ordinary wear and tear or beyond the reasonable control of Tenant; provided however, that, at Landlord's reasonable option, or if Tenant fails to make such repairs, Landlord may, but need not, make such repairs and replacements, and Tenant shall pay Landlord the cost thereof, including a percentage of the cost thereof (to be uniformly established for the Building) sufficient to reimburse Landlord for all overhead, general conditions, fees and other costs or expenses arising from Landlord's involvement with such repairs and replacements forthwith upon being billed for same. Notwithstanding the foregoing, Landlord shall be responsible for repairs to the exterior walls, foundation and roof of the Building, the structural portions of the floors of the Building, and the systems and equipment of the Building, except to the extent that such repairs are required due to the negligence or wilful misconduct of Tenant; provided, however, that if such repairs are due to the negligence or wilful misconduct of Tenant, Landlord shall nevertheless make such repairs at Tenant's expense, and except to the extent that Tenant is required to pay for the costs of repair to the Building HVAC system located within the Premises as provided in Section 6.1.2, above. Landlord may, but shall not be required to, enter the Premises at all reasonable times to make such repairs, alterations, improvements or additions to the Premises or to the Project or to any equipment located in the Project as Landlord shall desire or deem necessary or as Landlord may be required to do by governmental or quasi-governmental authority or court order or decree, provided, however, except for (i) emergencies, (ii) repairs, alterations, improvements or additions required by governmental or quasi-governmental authorities or court order or decree, or (iii) repairs which are the obligation of Tenant hereunder, any such entry into the Premises by Landlord shall be performed in a manner so as not to materially interfere with Tenant's use of, or access to, the Premises. Tenant hereby waives any and all rights under and benefits of subsection 1 of Section 1932 and Sections 1941 and 1942 of the California Civil Code or under any similar law, statute, or ordinance now or hereafter in effect.

                                   ARTICLE 8

                            ADDITIONS AND ALTERATIONS

8.1 LANDLORD'S CONSENT TO ALTERATIONS. Tenant may not make any improvements, alterations, additions or changes to the Premises or any mechanical, plumbing or HVAC facilities or systems pertaining to the Premises (collectively, the "Alterations") without first procuring the prior written consent of Landlord to such Alterations, which consent shall be requested by Tenant not less than thirty (30) days prior to the commencement thereof, and which consent shall not be unreasonably withheld by Landlord, provided it shall be deemed reasonable for Landlord to withhold its consent to any Alteration which adversely affects the structural portions or the systems or equipment of the Building or is visible from the exterior of the Building. Notwithstanding the foregoing, Tenant shall be permitted to make Alterations following ten (10) business days notice to Landlord, but without Landlord's prior consent, to the extent that such Alterations do not adversely affect the systems and equipment of the Building, exterior appearance of the Building, or structural aspects of the Building and do not cost in excess of Ten Thousand and No/100 Dollars ($10,000.00) in the aggregate (the "Cosmetic Alterations"). The construction of the initial improvements to the Premises shall be governed by the terms of the Tenant Work Letter and not the terms of this Article 8.

8.2 MANNER OF CONSTRUCTION. Landlord may impose, as a condition of its consent to any and all Alterations or repairs of the Premises or about the
     Premises, such requirements as Landlord in its reasonable discretion may deem desirable, including, but not limited to, the requirement that Tenant utilize for such purposes only contractors, subcontractors, materials, mechanics and materialmen selected by Tenant from a list provided and approved by Landlord, the requirement that upon Landlord's request, Tenant shall, at Tenant's expense, remove such Alterations upon the expiration or any early termination of the Lease Term. If such Alterations will involve the use of or disturb hazardous materials or substances existing in the Premises, Tenant shall comply with Landlord's rules and regulations concerning such hazardous materials or substances. Tenant shall construct such Alterations and perform such repairs in a good and workmanlike manner, in conformance with any and all applicable federal, state, county or municipal laws, rules and regulations and pursuant to a valid building permit, issued by the City of Anaheim, all in conformance with Landlord's construction rules and regulations. In the event Tenant performs any Alterations in the Premises which require or give rise to governmentally required changes to the Base, Shell and Core. In performing the work of any such Alterations, Tenant shall have the work performed in such manner so as not to obstruct access to the Project or any portion thereof, by any other tenant of the Project, and so as not to obstruct the business of Landlord or other tenants in the Project. Tenant shall not use (and upon notice from Landlord shall cease using) contractors, services, workmen, labor, materials or equipment that, in Landlord's reasonable judgment, would disturb labor harmony with the workforce or trades engaged in performing other work, labor or services in or about the Building or the Common Areas. In addition to Tenant's obligations under Article 9 of this Lease, upon completion of any Alterations, Tenant agrees to cause a Notice of Completion to be recorded in the office of the Recorder of the County of Orange in accordance with Section 3093 of the Civil Code of the State of California or any successor statute, and Tenant shall deliver to the Building management office a reproducible copy of the "as built" drawings of the Alterations as well as all permits, approvals and other documents issued by any governmental agency in connection with the Alterations.

8.3 PAYMENT FOR IMPROVEMENTS. In the event Tenant orders any alteration or repair work directly from Landlord, or from the contractor selected by Landlord, the charges for such work shall be deemed Additional Rent under this Lease, payable upon billing therefor, either periodically during construction or upon the substantial completion of such work, at Landlord's option. Upon completion of such work, Tenant shall deliver to Landlord, if payment is made directly to contractors, evidence of payment, contractors' affidavits and full and final waivers of all liens for labor, services or materials. If Tenant orders any work directly from Landlord, Tenant shall pay to Landlord a percentage of the cost of such work (such percentage to be established on a uniform basis for the Building and/or the Project) sufficient to compensate Landlord for all overhead, general conditions, fees and other costs and expenses arising from Landlord's involvement with such work. If Tenant does not order the work directly from Landlord, Tenant shall reimburse Landlord for Landlord's reasonable, actual out-of-pocket costs and expenses actually incurred in connection with Landlord's review of such work.

8.4 CONSTRUCTION INSURANCE. In addition to the requirements of Article 10 of this Lease, in the event that Tenant makes any Alterations, prior to the commencement of such Alterations, Tenant shall provide Landlord with evidence that Tenant carries "Builder's All Risk" insurance in an amount approved by Landlord covering the construction of such Alterations, and such other insurance as Landlord may require, it being understood and agreed that all of such Alterations shall be insured by Tenant pursuant to
     Article 10 of this Lease immediately upon completion thereof. In addition, Landlord may, in its discretion, require Tenant to obtain a lien and completion bond or some alternate form of security satisfactory to Landlord in an amount sufficient to ensure the lien-free completion of such Alterations and naming Landlord as a co-obligee.

8.5 LANDLORD'S PROPERTY. All Alterations, improvements, fixtures, equipment and/or appurtenances which may be installed or placed in or about the Premises, from time to time, shall be at the sole cost of Tenant and shall be and become the property of Landlord, except that Tenant may remove any Alterations, improvements, fixtures and/or equipment which Tenant can substantiate to Landlord have not been paid for with any Tenant improvement allowance funds provided to Tenant by Landlord, provided Tenant repairs any damage to the Premises and Building caused by such removal and returns the affected portion of the Premises to a building standard tenant improved condition as reasonably determined by Landlord. If requested by Tenant at the time Tenant requests Landlord's consent to any Alteration, Landlord shall give written notice to Tenant at the time Landlord consents to such Alterations of whether or not Tenant shall be required to remove any Alterations upon the expiration or earlier termination of this Lease. If Landlord does not so require removal of the applicable Alteration(s) at the time of Landlord's consent, Tenant shall not be responsible for the removal of any such Alterations upon the expiration or earlier termination of this Lease. If Tenant fails to complete any required removal and/or to repair any damage caused by the removal of any Alterations or improvements in the Premises required to be removed hereunder, and return the affected portion of the Premises to a building standard tenant improved condition as determined by Landlord, Landlord may do so and may charge the cost thereof to Tenant. Tenant hereby protects, defends, indemnifies and holds Landlord harmless from any liability, cost, obligation, expense or claim of lien in any manner relating to the installation, placement, removal or financing of any such Alterations, improvements, fixtures and/or equipment in, on or about the Premises, which obligations of Tenant shall survive the expiration or earlier termination of this Lease.

                                   ARTICLE 9

                             COVENANT AGAINST LIENS

     Tenant shall keep the Project and Premises free from any liens or encumbrances arising out of the work performed, materials furnished or obligations incurred by or on behalf of Tenant, and shall protect, defend, indemnify and hold Landlord harmless from and against any claims, liabilities, judgments or costs (including, without limitation, reasonable attorneys' fees and costs) arising out of same or in connection therewith. Tenant shall give Landlord notice at least twenty (20) days prior to the commencement of any such work on the Premises (or such additional time as may be necessary under applicable laws) to afford Landlord the opportunity of posting and recording appropriate notices of non-responsibility. Tenant shall remove any such lien or encumbrance by bond or otherwise within five (5) days after notice by Landlord, and if Tenant shall fail to do so, Landlord may pay the amount necessary to remove such lien or encumbrance, without being responsible for investigating the validity thereof. The amount so paid shall be deemed Additional Rent under this Lease payable upon demand, without limitation as to other remedies available to Landlord under this Lease. Nothing contained in this Lease shall authorize Tenant to do any act which shall subject Landlord's title to the Building or Premises to any liens or encumbrances whether claimed by operation of law or express or implied contract. Any claim to a lien or encumbrance upon the Building or Premises arising in connection with any such work or respecting the Premises not performed by or at the request of Landlord shall be null and void, or at Landlord's option shall attach only against Tenant's interest in the Premises and shall in all respects be subordinate to Landlord's title to the Project, Building and Premises.

                                   ARTICLE 10

                                    INSURANCE

10.1 INDEMNIFICATION AND WAIVER. Tenant hereby assumes all risk of damage to property or injury to persons in, upon or about the Premises from any cause whatsoever and agrees that Landlord, its partners, subpartners and their respective officers, agents, servants, employees, and independent contractors (collectively, "Landlord Parties") shall not be liable for, and are hereby released from any responsibility for, any damage either to person or property or resulting from the loss of use thereof, which damage is sustained by Tenant or by other persons claiming through Tenant. Tenant shall indemnify, defend, protect, and hold harmless the Landlord Parties from any and all loss, cost, damage, expense and liability (including without limitation court costs and reasonable attorneys' fees) incurred in connection with or arising from any cause in, on or about the Premises, any acts, omissions or negligence of Tenant or of any person claiming by, through or under Tenant, or of the contractors, agents, servants, employees, invitees, guests or licensees of Tenant or any such person, in, on or about the Project or any breach of the terms of this Lease, either prior to, during, or after the expiration of the Lease Term, provided that the terms of the foregoing indemnity shall not apply to the gross negligence or willful misconduct of Landlord. Should Landlord be named as a defendant in any suit brought against Tenant in connection with or arising out of Tenant's occupancy of the Premises, Tenant shall pay to Landlord its costs and expenses incurred in such suit, including without limitation, its actual professional fees such as appraisers', accountants' and attorneys' fees. Landlord shall indemnify, defend, protect, and hold harmless Tenant, its parent or subsidiaries, its partners, and their respective officers, agents, servants, employees, and independent contractors (collectively,
     "Tenant Parties") from any and all loss, cost, damage, expense and liability (including without limitation court costs and reasonable attorneys' fees) arising from the gross negligence or wilful misconduct of Landlord in, on or about the Project, and Landlord's breach of the terms of this Lease, except to the extent caused by the negligence or wilful misconduct of the Tenant Parties. Notwithstanding anything to the contrary set forth in this Lease, either party's agreement to indemnify the other party as set forth in this Section 10.1 shall be ineffective to the extent the matters for which such party agreed to indemnify the other party are covered by insurance required to be carried by the non-indemnifying party pursuant to this Lease. Further, Tenant's agreement to indemnify Landlord and Landlord's agreement to indemnify Tenant pursuant to this Section 10.1 are not intended to and shall not relieve any insurance carrier of its obligations under policies required to be carried by Tenant pursuant to the provisions of this Lease, to the extent such policies cover the matters subject to the parties' indemnification obligations; nor shall they supersede any inconsistent agreement of the parties set forth in any other provision of this Lease. The provisions of this Section 10.1 shall survive the expiration or sooner termination of this Lease with respect to any claims or liability arising in connection with any event occurring prior to such expiration or termination. Notwithstanding anything to the contrary contained in this Lease, nothing in this Lease shall impose any obligations on Tenant or Landlord to be responsible or liable for, and each hereby releases the other from all liability for, consequential damages other than those consequential damages incurred by Landlord in connection with a holdover of the Premises by Tenant after the expiration or earlier termination of this Lease or incurred by Landlord in connection with any repair, physical construction or improvement work performed by or on behalf of Tenant in the Project. Notwithstanding the foregoing, for purposes of this Lease, consequential damages shall not be deemed to include property damage or personal injury damages.

10.2 TENANT'S COMPLIANCE WITH LANDLORD'S FIRE AND CASUALTY INSURANCE. Landlord shall carry commercial general liability insurance with respect to the Building during the Lease Term, and shall further insure the Building during the Lease Term against loss or damage due to fire and other casualties covered within the classification of fire and extended coverage, vandalism coverage and malicious mischief, sprinkler leakage, water damage and special extended coverage. Such coverage shall be in such amounts, from such companies, and on such other terms and conditions, as Landlord may from time to time reasonably determine. Additionally, at the option of Landlord, such insurance coverage may include the risks of earthquakes and/or flood damage and additional hazards, a rental loss endorsement and one or more loss payee endorsements in favor of the holders of any mortgages or deeds of trust encumbering the interest of Landlord in the Building or the ground or underlying lessors of the Building, or any portion thereof. Notwithstanding the foregoing provisions of this Section 10.2, the coverage and amounts of insurance carried by Landlord in connection with the Building shall, at a minimum, be comparable to the coverage and amounts of insurance which are carried by reasonably prudent landlords of Comparable Buildings, and Worker's Compensation and Employer's Liability coverage as required by applicable law. Tenant shall, at Tenant's expense, comply with all insurance company requirements pertaining to the use of the Premises. If Tenant's conduct or use of the Premises causes any increase in the premium for such insurance policies then Tenant shall reimburse Landlord for any such increase. Tenant, at Tenant's expense, shall comply with all rules, orders, regulations or requirements of the American Insurance Association (formerly the National Board of Fire Underwriters) and with any similar body.

10.3 TENANT'S INSURANCE. Tenant shall maintain the following coverages in the following amounts.

     10.3.1 Commercial General Liability Insurance covering the insured against claims of bodily injury, personal injury and property damage (including loss of use thereof) arising out of Tenant's operations, and contractual liabilities (covering the performance by Tenant of its indemnity agreements) including a Broad Form endorsement covering the insuring provisions of this Lease and the performance by Tenant of the indemnity agreements set forth in Section 10.1 of this Lease, for limits of liability not less than:

          Bodily Injury and                        $5,000,000 each occurrence
          Property Damage Liability                $5,000,000 annual aggregate

          Personal Injury Liability                $5,000,000 each occurrence
                                                   $5,000,000 annual aggregate
                                                   0% Insured's participation

     10.3.2 Physical Damage Insurance covering (i) all office furniture, business and trade fixtures, office equipment, free-standing cabinet work, movable partitions, merchandise and all other items of Tenant's property on the Premises installed by, for, or at the expense of Tenant, (ii) the "Tenant Improvements," as that term is defined in
          Section 2.1 of the Tenant Work Letter, and any other improvements which exist in the Premises as of the Lease Commencement Date (excluding the Base Building) (the "Original Improvements"), and (iii) all other improvements, alterations and additions to the Premises which do not comprise part of the Building Structure or Building Systems. Such insurance shall be written on an "all risks" of physical loss or damage basis, for the full replacement cost value (subject to reasonable deductible amounts) new without deduction for depreciation of the covered items and in amounts that meet any co-insurance clauses of the policies of insurance and shall include coverage for damage or other loss caused by fire or other peril including, but not limited to, vandalism and malicious mischief, theft, water damage of any type, including sprinkler leakage, bursting or stoppage of pipes, and explosion, and providing business interruption coverage for a period of one year.

     10.3.3 Worker's Compensation and Employer's Liability or other similar insurance pursuant to all applicable state and local statutes and regulations.

10.4 FORM OF POLICIES. The minimum limits of policies of insurance required of Tenant under this Lease shall in no event limit the liability of Tenant under this Lease. Such insurance shall (i) name Landlord, and any other party the Landlord so specifies that has a financial interest in the Building, as an additional insured, including Landlord's managing agent, if any; (ii) specifically cover the liability assumed by Tenant under this Lease, including, but not limited to, Tenant's obligations under Section
     10.1 of this Lease; (iii) be issued by an insurance company having a rating of not less than AX in Best's Insurance Guide or which is otherwise acceptable to Landlord and licensed to do business in the State of California; (iv) be primary insurance as to all claims thereunder and provide that any insurance carried by Landlord is excess and is non-contributing with any insurance requirement of Tenant; (v) be in form and content reasonably acceptable to Landlord; and (vi) provide that said insurance shall not be canceled or coverage changed unless thirty (30) days' prior written notice shall have been given to Landlord and any mortgagee of Landlord. Tenant shall deliver said policy or policies or certificates thereof to Landlord on or before the Lease Commencement Date and at least thirty (30) days before the expiration dates thereof. In the event Tenant shall fail to procure such insurance, or to deliver such policies or certificate, Landlord may, at its option, after delivery of five (5) days prior written notice to Tenant, and Tenant's failure to deliver such certificates to Landlord within such five (5) day period, procure such policies for the account of Tenant, and the cost thereof shall be paid to Landlord within five (5) days after delivery to Tenant of bills therefor.

10.5 SUBROGATION. Landlord and Tenant agree to have their respective insurance companies issuing property damage insurance waive any rights of subrogation that such companies may have against Landlord or Tenant, as the case may be, so long as the insurance carried by Landlord and Tenant, respectively, is not invalidated thereby. As long as such waivers of subrogation are contained in their respective insurance policies, Landlord and Tenant hereby waive any right that either may have against the other on account of any loss or damage to their respective property to the extent such loss or damage is insurable under policies of insurance for fire and all risk coverage, or other similar property insurance.

10.6 ADDITIONAL INSURANCE OBLIGATIONS. Tenant shall carry and maintain during the entire Lease Term, at Tenant's sole cost and expense, increased amounts of the insurance required to be carried by Tenant pursuant to this Article 10 and such other reasonable types of insurance coverage and in such reasonable amounts covering the Premises and Tenant's operations therein, as may be reasonably requested by Landlord but in no event shall such increased amounts of insurance or such other reasonable types of insurance coverage be in excess of that being required by landlords of comparable buildings, for comparable uses, in the Central Orange County, California area.

                                   ARTICLE 11

                             DAMAGE AND DESTRUCTION

11.1 REPAIR OF DAMAGE TO PREMISES BY LANDLORD. Tenant shall promptly notify Landlord of any damage to the Premises resulting from fire or any other casualty. If the Premises or any Common Areas serving or providing access to the Premises shall be damaged by fire or other casualty, Landlord shall promptly and diligently, subject to reasonable delays for insurance adjustment or other matters beyond Landlord's reasonable control, and subject to all other terms of this Article 11, restore the Base Building and such Common Areas. Such restoration shall be to substantially the same condition of the Base Building and the Common Areas prior to the casualty, except for modifications required by zoning and building codes and other laws or by the holder of a mortgage on the Building or Project or any other modifications to the Common Areas deemed desirable by Landlord, provided that access to the Premises and any common restrooms serving the Premises shall not be materially impaired. Upon the occurrence of any damage to the Premises, upon notice (the "Landlord Repair Notice") to Tenant from Landlord, Tenant shall assign to Landlord (or to any party designated by Landlord) all insurance proceeds payable to Tenant under Tenant's insurance required under Section 10.3 of this Lease, and Landlord shall repair damage to the Tenant Improvements and the Original Improvements installed in the Premises and shall return such Tenant Improvements and Original Improvements to their original condition; provided that if the cost of such repair by Landlord exceeds the amount of insurance proceeds received by Landlord from Tenant's insurance carrier, as assigned by Tenant, the cost of such repairs shall be paid by Tenant to Landlord prior to Landlord's commencement of repair of the damage. In the event that Landlord does not deliver the Landlord Repair Notice within sixty (60) days following the date the casualty becomes known to Landlord, Tenant shall, at its sole cost and expense, repair any damage to the Tenant Improvements and the Original Improvements installed in the Premises and shall return such Tenant Improvements and Original Improvements to their original condition. Whether or not Landlord delivers a Landlord Repair Notice, prior to the commencement of construction, Tenant shall submit to Landlord, for Landlord's review and approval, all plans, specifications and working drawings relating thereto, and Landlord shall select the contractors to perform such improvement work. Landlord shall not be liable for any inconvenience or annoyance to Tenant or its visitors, or injury to Tenant's business resulting in any way from such damage or the repair thereof; provided however, that if such fire or other casualty shall have damaged the Premises or Common Areas necessary to Tenant's occupancy, Landlord shall allow Tenant a proportionate abatement of Rent to the extent Landlord is reimbursed from the proceeds of rental interruption insurance purchased by Landlord as part of Operating Expenses, during the time and to the extent the Premises are unfit for occupancy for the purposes permitted under this Lease, and not occupied by Tenant as a result thereof; provided, further, however, that if the damage or destruction is due to the negligence or wilful misconduct of Tenant or any of its agents, employees, contractors, invitees or guests, Tenant shall be responsible for any reasonable, applicable insurance deductible (which shall be payable to Landlord upon demand) and there shall be no rent abatement. In the event that Landlord shall not deliver the Landlord Repair Notice, Tenant's right to rent abatement pursuant to the preceding sentence shall terminate as of the date which is reasonably determined to be the date Tenant should have completed repairs to the Premises assuming Tenant used reasonable due diligence in connection therewith.

11.2 LANDLORD'S OPTION TO REPAIR. Notwithstanding the terms of Section 11.1 of this Lease, Landlord may elect not to rebuild and/or restore the Premises, Building and/or Project, and instead terminate this Lease, by notifying Tenant in writing of such termination within sixty (60) days after the date of discovery of the damage, such notice to include a termination date giving Tenant sixty (60) days to vacate the Premises, but Landlord may so elect only if the Building or Project shall be damaged by fire or other casualty or cause, whether or not the Premises are affected, and one or more of the following conditions is present: (i) in Landlord's reasonable judgment, repairs cannot reasonably be completed within one hundred eighty
     (180) days after the date of discovery of the damage (when such repairs are made without the payment of overtime or other premiums); (ii) the holder of any mortgage on the Building or Project or ground lessor with respect to the Building or Project shall require that the insurance proceeds or any portion thereof be used to retire the mortgage debt, or shall terminate the ground lease, as the case may be; or (iii) the damage is not fully covered by Landlord's insurance policies. If Landlord does not elect to terminate this Lease pursuant to Landlord's termination right as provided above, Landlord shall, within sixty (60) days of the date of damage, deliver written notice to Tenant specifying Landlord's reasonable opinion of the date of completion of the repairs, and if the repairs to be made by Landlord cannot, in the reasonable opinion of the Landlord, be completed within one (1) year after being commenced (which one (1) year period shall be subject to extension as a result of any event of "Force Majeure," as that term is defined in Section 29.16 of this Lease), Tenant may elect, within thirty (30) days after the date of Landlord's notice, to terminate this Lease by written notice to Landlord effective as of the date specified in the notice, which date shall not be less than thirty (30) days nor more than sixty (60) days after the date such notice is given by Tenant. Furthermore, if neither Landlord nor Tenant has terminated this Lease, and the repairs to be made by Landlord are not actually completed within such one (1) year period (as extended for an event of Force Majeure), then Tenant shall have the right to terminate this Lease during the first five
     (5) business days of each calendar month following the end of such period until such time as the repairs to be made by Landlord are complete, by notice to landlord (the "Damage Termination Notice"), which Damage Termination Date shall not be less than ten (10) business days following the end of each such month. Notwithstanding the foregoing, if Tenant delivers a Damage Termination Notice to Landlord, then Landlord shall have the right to suspend the occurrence of the Damage Termination Date for a period ending thirty (30) days after the Damage Termination Date set forth in the Damage Termination Notice by delivering to Tenant, within five (5) business days of Landlord's receipt of the Damage Termination Notice, a certification of Landlord's contractor responsible for the repair of the damage certifying that it is such contractor's good faith judgment that the repairs to be made by Landlord shall be substantially completed within thirty (30) days after the Damage Termination Date. If such repairs shall be substantially completed prior to the expiration of such thirty-day period, then the Damage Termination Notice shall be of no force or effect, but if such repairs shall not be substantially completed within such thirty-day period, then this Lease shall terminate upon the expiration of such thirty-day period. At any time, from time to time, after the date occurring sixty (60) days after the date of the damage, Tenant may request that Landlord inform Tenant of Landlord's reasonable opinion of the date of completion of the repairs to be made by Landlord and Landlord shall respond to such request within ten (10) business days. In addition, in the event that the Premises, the Building, and/or the Project is destroyed or damaged to any substantial extent during the last twenty-four (24) months of the Lease Term, then notwithstanding anything contained in this Article 11, Landlord shall have the option to terminate this Lease by giving written notice to Tenant of the exercise of such option within thirty (30) days after Landlord's discovery of the damage or destruction, in which event this Lease shall cease and terminate as of the date of such notice. In addition, in the event that the Premises, the Building, and/or the Project is destroyed to any substantial extent during the last twelve (12) months of the Lease Term, then notwithstanding anything contained in this Article 11, Landlord shall have the option to terminate this Lease by giving written notice to Tenant of the exercise of such option within thirty (30) days after such damage or destruction, in which event this Lease shall cease and terminate as of the date of such notice. Notwithstanding the foregoing, if the damage occurs during the last twelve (12) months of the Lease Term and such damage cannot be repaired within sixty (60) days following the date of the casualty and such casualty substantially interferes with Tenant's use of or access to the Premises, then Tenant may elect, no earlier than thirty (30) days after the date of the discovery of the damage and not later than sixty (60) days after the date of discovery of such damage, to terminate this Lease by written notice to Landlord effective as of the date specified in the notice, which date shall not be less than thirty (30) days nor more than sixty (60) days after the date such notice is given by Tenant. Upon any such termination of this Lease pursuant to this Section 11.2, Tenant shall pay the Base Rent and Additional Rent, properly apportioned up to such date of termination, and both parties hereto shall thereafter be freed and discharged of all further obligations hereunder except as provided for in provisions of this Lease which by their terms survive the expiration or earlier termination of the Lease Term.

11.3 WAIVER OF STATUTORY PROVISIONS. The provisions of this Lease, including this Article 11, constitute an express agreement between Landlord and Tenant with respect to any and all damage to, or destruction of, all or any part of the Premises, the Building or the Project, and any statute or regulation of the State of California, including, without limitation, Sections 1932(2) and 1933(4) of the California Civil Code, with respect to any rights or obligations concerning damage or destruction in the absence of an express agreement between the parties, and any other statute or regulation, now or hereafter in effect, shall have no application to this Lease or any damage or destruction to all or any part of the Premises, the Building or the Project.

                                   ARTICLE 12

                                    NONWAIVER

     No provision of this Lease shall be deemed waived by either party hereto unless expressly waived in a writing signed thereby. The waiver by either party hereto of any breach of any term, covenant or condition herein contained shall not be deemed to be a waiver of any subsequent breach of same or any other term, covenant or condition herein contained. The subsequent acceptance of Rent hereunder by Landlord shall not be deemed to be a waiver of any preceding breach by Tenant of any term, covenant or condition of this Lease, other than the failure of Tenant to pay the particular Rent so accepted, regardless of Landlord's knowledge of such preceding breach at the time of acceptance of such Rent. No acceptance of a lesser amount than the Rent herein stipulated shall be deemed a waiver of Landlord's right to receive the full amount due, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the full amount due.

                                   ARTICLE 13

                                  CONDEMNATION

     If the whole or any part of the Premises, Building or Project shall be taken by power of eminent domain or condemned by any competent authority for any public or quasi-public use or purpose, or if any adjacent property or street shall be so taken or condemned, or reconfigured or vacated by such authority in such manner as to require the use, reconstruction or remodeling of any part of the Premises, Building or Project, or if Landlord shall grant a deed or other instrument in lieu of such taking by eminent domain or condemnation, Landlord shall have the option to terminate this Lease effective as of the date possession is required to be surrendered to the authority. If more than twenty-five percent (25%) of the rentable square feet of the Premises is taken; if more than ten percent (10%) of the parking passes allocated to the Tenant as provided in this Lease is taken; or if access to the Premises is substantially impaired; or if any portion of the public streets or highways in the vicinity of the Premises is taken and such taking materially, adversely interferes with access to the Premises or the parking areas servicing the Premises, in each case for a period in excess of one hundred eighty (180) days, Tenant shall have the option to terminate this Lease effective as of the date possession is required to be surrendered to the authority. Tenant shall not because of such taking assert any claim against Landlord or the authority for any compensation because of such taking and Landlord shall be entitled to the entire award or payment in connection therewith, except that Tenant shall have the right to file any separate claim available to Tenant for any taking of Tenant's personal property and fixtures belonging to Tenant and removable by Tenant upon expiration of the Lease Term pursuant to the terms of this Lease, and for moving expenses, so long as such claims do not diminish the award available to Landlord, its ground lessor with respect to the Building or Project or its mortgagee, and such claim is payable separately to Tenant. All Rent shall be apportioned as of the date of such termination. If any part of the Premises shall be taken, and this Lease shall not be so terminated, the Rent shall be proportionately abated. Tenant hereby waives any and all rights it might otherwise have pursuant to Section 1265.130 of The California Code of Civil Procedure. Notwithstanding anything to the contrary contained in this Article 13, in the event of a temporary taking of all or any portion of the Premises for a period of one hundred and eighty (180) days or less, then this Lease shall not terminate but the Base Rent and the Additional Rent shall be abated for the period of such taking in proportion to the ratio that the amount of rentable square feet of the Premises taken bears to the total rentable square feet of the Premises. Landlord shall be entitled to receive the entire award made in connection with any such temporary taking.

                                   ARTICLE 14

                            ASSIGNMENT AND SUBLETTING

14.1 TRANSFERS. Tenant shall not, without the prior written consent of Landlord, assign, mortgage, pledge, hypothecate, encumber, or permit any lien to attach to, or otherwise transfer, this Lease or any interest hereunder, permit any assignment, or other transfer of this Lease or any interest hereunder by operation of law, sublet the Premises or any part thereof, or enter into any license or concession agreements or otherwise permit the occupancy or use of the Premises or any part thereof by any persons other than Tenant and its employees and contractors (all of the foregoing are hereinafter sometimes referred to collectively as "Transfers" and any person to whom any Transfer is made or sought to be made is hereinafter sometimes referred to as a "Transferee"). If Tenant desires Landlord's consent to any Transfer, Tenant shall notify Landlord in writing, which notice (the "Transfer Notice") shall include (i) the proposed effective date of the Transfer, which shall not be less than thirty (30) days nor more than one hundred eighty (180) days after the date of delivery of the Transfer Notice, (ii) a description of the portion of the Premises to be transferred (the "Subject Space"), (iii) all of the terms of the proposed Transfer and the consideration therefor, including calculation of the "Transfer Premium", as that term is defined in Section 14.3 below, in connection with such Transfer, the name and address of the proposed
     Transferee, and a copy of all existing executed and/or proposed documentation pertaining to the proposed Transfer, including all existing operative documents to be executed to evidence such Transfer or the agreements incidental or related to such Transfer, provided that Landlord shall have the right to require Tenant to utilize Landlord's standard Transfer documents in connection with the documentation of such Transfer,
     (iv) current financial statements of the proposed Transferee certified by an officer, partner or owner thereof, business credit and personal references and history of the proposed Transferee and any other information reasonably required by Landlord which will enable Landlord to determine the financial responsibility, character, and reputation of the proposed Transferee, nature of such Transferee's business and proposed use of the Subject Space and (v) an executed estoppel certificate from Tenant in the form attached hereto as Exhibit E. Any Transfer made without Landlord's prior written consent shall, at Landlord's option, be null, void and of no effect, and shall, at Landlord's option, constitute a default by Tenant under this Lease. Whether or not Landlord consents to any proposed Transfer, Tenant shall pay Landlord's review and processing fees, as well as any reasonable professional fees (including, without limitation, attorneys', accountants', architects', engineers' and consultants' fees) incurred by Landlord, within thirty (30) days after written request by Landlord provided, such fee shall not exceed $2,000.00 per occurrence.

14.2 LANDLORD'S CONSENT. Landlord shall not unreasonably withhold its consent to any proposed Transfer of the Subject Space to the Transferee on the terms specified in the Transfer Notice. Without limitation as to other reasonable grounds for withholding consent, the parties hereby agree that it shall be reasonable under this Lease and under any applicable law for Landlord to withhold consent to any proposed Transfer where one or more of the following apply:

     14.2.1 The Transferee is of a character or reputation or engaged in a business which is not consistent with the quality of the Building or the Project, or would be a significantly less prestigious occupant of the Building than Tenant;

     14.2.2 The Transferee intends to use the Subject Space for purposes which are not permitted under this Lease;

     14.2.3 The Transferee is either a governmental agency or instrumentality thereof;

     14.2.4 The Transfer occurs during the period from the Lease Commencement Date until the earlier of (i) the second anniversary of the Lease Commencement Date or (ii) the date at least ninety-five percent (95%) of the rentable square feet of the Building is leased, and the rent charged by Tenant to such Transferee during the term of such Transfer (the "Transferee's Rent"), calculated using a present value analysis, is less than ninety-five percent (95%) of the rent being quoted by Landlord at the time of such Transfer for comparable space in the Building for a comparable term (the "Quoted Rent"), calculated using a present value analysis;

     14.2.5 The Transferee is not a party that has, at least, substantially the same financial worth and/or financial stability as Tenant;

     14.2.6 The proposed Transfer would cause a violation of another lease for space in the Project, or would give an occupant of the Project a right to cancel its lease; or

     14.2.7 Either the proposed Transferee, or any person or entity which directly or indirectly, controls, is controlled by, or is under common control with, the proposed Transferee, (i) occupies space in the Project at the time of the request for consent, or (ii) is negotiating with Landlord to lease space in the Project at such time, or (iii) has negotiated with Landlord during the thirty (30)-day period immediately preceding the Transfer Notice, provided that this Section 14.2.7 shall only be applicable with respect to Transfers in excess of 10,000 rentable square feet, and then only to the extent Landlord has space in the Project reasonably capable of satisfying the proposed transferee's needs.

          If  Landlord  consents to any  Transfer  pursuant to the terms of this
          Section 14.2 (and does not exercise any recapture rights Landlord may have under Section 14.4 of this Lease), Tenant may within six (6) months after Landlord's consent, but not later than the expiration of said six-month period, enter into such Transfer of the Premises or portion thereof, upon substantially the same terms and conditions as are set forth in the Transfer Notice furnished by Tenant to Landlord pursuant to Section 14.1 of this Lease, provided that if there are any changes in the terms and conditions from those specified in the Transfer Notice (i) such that Landlord would initially have been entitled to refuse its consent to such Transfer under this Section 14.2, or (ii) which would cause the proposed Transfer to be more favorable to the Transferee than the terms set forth in Tenant's original Transfer Notice, Tenant shall again submit the Transfer to
          Landlord for its approval and other action under this Article 14 (including Landlord's right of recapture, if any, under Section 14.4 of this Lease). Notwithstanding anything to the contrary in this Lease, if Tenant or any proposed Transferee claims that Landlord has unreasonably withheld or delayed its consent under Section 14.2 or otherwise has breached or acted unreasonably under this Article 14, Tenant shall have the right to sue Landlord for contract damages suffered by Tenant as a result thereof (other than damages for injury to or interference with, Tenant's business, including without limitation, loss of profits, however occurring), but Tenant hereby waives any right to terminate the Lease as a result thereof.

14.3 TRANSFER PREMIUM. If Landlord consents to a Transfer, as a condition thereto which the parties hereby agree is reasonable, Tenant shall pay to Landlord fifty percent (50%) of any "Transfer Premium," as that term is defined in this Section 14.3, received by Tenant from such Transferee. "Transfer Premium" shall mean all rent, additional rent or other consideration payable by such Transferee in connection with the Transfer in excess of the Rent and Additional Rent payable by Tenant under this Lease during the term of the Transfer on a per rentable square foot basis if less than all of the Premises is transferred, after deducting the reasonable expenses incurred by Tenant for (i) any changes, alterations and improvements to the Premises in connection with the Transfer, (ii) any free base rent reasonably provided to the Transferee, (iii) legal fees, and (iv) any brokerage commissions in connection with the Transfer. "Transfer Premium" shall also include, but not be limited to, key money, bonus money or other cash consideration paid by Transferee to Tenant in connection with such Transfer, and any payment in excess of fair market value for services rendered by Tenant to Transferee or for assets, fixtures, inventory, equipment, or furniture transferred by Tenant to Transferee in connection with such Transfer. In the calculations of the Rent (as it relates to the Transfer Premium calculated under this Section 14.3), and the Transferee's Rent and Quoted Rent under Section 14.2 of this Lease, the Rent paid during each annual period for the Subject Space, and the Transferee's Rent and the Quoted Rent, shall be computed after adjusting such rent to the actual effective rent to be paid, taking into consideration any and all leasehold concessions granted in connection therewith, including, but not limited to, any rent credit and tenant improvement allowance. For purposes of calculating any such effective rent all such concessions shall be amortized on a straight-line basis over the relevant term.

14.4 LANDLORD'S OPTION AS TO SUBJECT SPACE. Notwithstanding anything to the contrary contained in this Article 14, with respect to any Transfer in which the rentable square footage of such transfer, when aggregated with the rentable square footage of all prior Transfers, exceeds fifty percent (50%) of the rentable square footage of the Premises. Landlord shall have the option, by giving written notice to Tenant within thirty (30) days after receipt of any Transfer Notice, to recapture the Subject Space. Such recapture notice shall cancel and terminate this Lease with respect to the Subject Space as of the date stated in the Transfer Notice as the effective date of the proposed Transfer until the last day of the term of the Transfer as set forth in the Transfer Notice (or at Landlord's option, shall cause the Transfer to be made to Landlord or its agent, in which case the parties shall execute the Transfer documentation promptly thereafter). In the event of a recapture by Landlord, if this Lease shall be canceled with respect to less than the entire Premises, the Rent reserved herein shall be prorated on the basis of the number of rentable square feet retained by Tenant in proportion to the number of rentable square feet contained in the Premises, and this Lease as so amended shall continue thereafter in full force and effect, and upon request of either party, the parties shall execute written confirmation of the same. If Landlord declines, or fails to elect in a timely manner to recapture the Subject Space under this Section 14.4, then, provided Landlord has consented to the proposed Transfer, Tenant shall be entitled to proceed to transfer the Subject Space to the proposed Transferee, subject to provisions of this
     Article 14.

14.5 EFFECT OF TRANSFER. If Landlord consents to a Transfer, (i) the terms and conditions of this Lease shall in no way be deemed to have been waived or modified, (ii) such consent shall not be deemed consent to any further Transfer by either Tenant or a Transferee, (iii) Tenant shall deliver to Landlord, promptly after execution, an original executed copy of all documentation pertaining to the Transfer in form reasonably acceptable to Landlord, (iv) Tenant shall furnish upon Landlord's request a complete statement, certified by an independent certified public accountant, or Tenant's chief financial officer, setting forth in detail the computation of any Transfer Premium Tenant has derived and shall derive from such Transfer, and (v) no Transfer relating to this Lease or agreement entered into with respect thereto, whether with or without Landlord's consent, shall relieve Tenant or any guarantor of the Lease from any liability under this Lease, including, without limitation, in connection with the Subject Space. Landlord or its authorized representatives shall have the right at all reasonable times to audit the books, records and papers of Tenant relating to any Transfer, and shall have the right to make copies thereof. If the Transfer Premium respecting any Transfer shall be found understated, Tenant shall, within thirty (30) days after demand, pay the deficiency, and if understated by more than five percent (5%), Tenant shall pay Landlord's costs of such audit.

14.6 ADDITIONAL TRANSFERS. For purposes of this Lease, the term "Transfer" shall also include (i) if Tenant is a partnership, the withdrawal or change, voluntary, involuntary or by operation of law, of fifty percent (50%) or more of the partners, or transfer of fifty percent (50%) or more of partnership interests, within a twelve (12)-month period, or the dissolution of the partnership without immediate reconstitution thereof, and (ii) if Tenant is a closely held corporation (i.e., whose stock is not publicly held and not traded through an exchange or over the counter), (A) the dissolution, merger, consolidation or other reorganization of Tenant or
     (B) the sale or other transfer of an aggregate of fifty percent (50%) or more of the voting shares of Tenant (other than to immediate family members by reason of gift or death), within a twelve (12)-month period, or (C) the sale, mortgage, hypothecation or pledge of an aggregate of fifty percent (50%) or more of the value of the unencumbered assets of Tenant within a twelve (12)-month period. If Tenant is a publicly held corporation, the provisions of this Section 14.6 shall not apply.

14.7 OCCURRENCE OF DEFAULT.  Any Transfer  hereunder  shall be  subordinate  and subject to the provisions of this Lease, and if this Lease shall be terminated during the term of any Transfer, Landlord shall have the right to: (i) treat such Transfer as cancelled and repossess the Subject Space by any lawful means, or (ii) require that such Transferee attorn to and recognize Landlord as its landlord under any such Transfer. If Tenant shall be in default under this Lease, Landlord is hereby irrevocably authorized, as Tenant's agent and attorney-in-fact, to direct any Transferee to make all payments under or in connection with the Transfer directly to Landlord (which Landlord shall apply towards Tenant's obligations under this Lease) until such default is cured. Such Transferee shall rely on any representation by Landlord that Tenant is in default hereunder, without any need for confirmation thereof by Tenant. Upon any assignment, the assignee shall assume in writing all obligations and covenants of Tenant thereafter to be performed or observed under this Lease. No collection or acceptance of rent by Landlord from any Transferee shall be deemed a waiver of any provision of this Article 14 or the approval of any Transferee or a release of Tenant from any obligation under this Lease, whether theretofore or thereafter accruing. In no event shall Landlord's enforcement of any provision of this Lease against any Transferee be deemed a waiver of Landlord's right to enforce any term of this Lease against Tenant or any other person. If Tenant's obligations hereunder have been guaranteed, Landlord's consent to any Transfer shall not be effective unless the guarantor also consents to such Transfer.

14.8 NON-TRANSFERS.  Notwithstanding  anything to the contrary contained in this
     Article 14, an assignment or subletting of all or a portion of the Premises to (a) an affiliate of Tenant (an entity which is controlled by, controls, or is under common control with, Tenant), (b) an entity which merges with or acquires or is acquired by, Tenant, or (c) a transferee of substantially all of the assets of Tenant (items (a), (b), and (c) to be collectively referred to herein as an "Affiliate"), shall not be deemed a Transfer under this Article 14, provided that Tenant notifies Landlord of any such assignment or sublease and promptly supplies Landlord with any documents or information requested by Landlord regarding such assignment or sublease or such Affiliate, and further provided that such assignment or sublease is not a subterfuge by Tenant to avoid its obligations under this Lease. "Control," as used in this Section 14.8, shall mean the ownership, directly or indirectly, of at least fifty-one percent (51%) of the voting securities of, or possession of the right to vote, in the ordinary direction of its affairs, of at least fifty-one percent (51%) of the voting interest in, any person or entity.

                                   ARTICLE 15

                      SURRENDER OF PREMISES; OWNERSHIP AND
                            REMOVAL OF TRADE FIXTURES

15.1 SURRENDER OF PREMISES. No act or thing done by Landlord or any agent or employee of Landlord during the Lease Term shall be deemed to constitute an acceptance by Landlord of a surrender of the Premises unless such intent is specifically acknowledged in writing by Landlord. The delivery of keys to the Premises to Landlord or any agent or employee of Landlord shall not constitute a surrender of the Premises or effect a termination of this Lease, whether or not the keys are thereafter retained by Landlord, and notwithstanding such delivery Tenant shall be entitled to the return of such keys at any reasonable time upon request until this Lease shall have been properly terminated. The voluntary or other surrender of this Lease by Tenant, whether accepted by Landlord or not, or a mutual termination hereof, shall not work a merger, and at the option of Landlord shall operate as an assignment to Landlord of all subleases or subtenancies affecting the Premises or terminate any or all such sublessees or subtenancies.

15.2 REMOVAL OF TENANT PROPERTY BY TENANT. Upon the expiration of the Lease Term, or upon any earlier termination of this Lease, Tenant shall, subject to the provisions of this Article 15, quit and surrender possession of the Premises to Landlord in as good order and condition as when Tenant took possession and as thereafter improved by Landlord and/or Tenant, reasonable wear and tear and repairs which are specifically made the responsibility of Landlord hereunder excepted. Upon such expiration or termination, Tenant shall, without expense to Landlord, remove or cause to be removed from the Premises all debris and rubbish, and such items of furniture, equipment, business and trade fixtures, free-standing cabinet work, movable partitions and other articles of personal property owned by Tenant or installed or placed by Tenant at its expense in the Premises, and such similar articles of any other persons claiming under Tenant, as Landlord may, in its sole discretion, require to be removed, and Tenant shall repair at its own expense all damage to the Premises and Building resulting from such removal.

                                   ARTICLE 16

                                  HOLDING OVER

     If Tenant holds over after the expiration of the Lease Term or earlier termination thereof, with or without the express or implied consent of Landlord, such tenancy shall be from month-to-month only, and shall not constitute a renewal hereof or an extension for any further term, and in such case Rent shall be payable at a monthly rate equal to the product of (i) the Rent applicable during the last rental period of the Lease Term under this Lease, and (ii) a percentage equal to the sum of (A) for the first six (6) months of any such holdover, 150% and (B) for any period thereafter, 200%. Such month-to-month tenancy shall be subject to every other applicable term, covenant and agreement contained herein. Nothing contained in this Article 16 shall be construed as consent by Landlord to any holding over by Tenant, and Landlord expressly reserves the right to require Tenant to surrender possession of the Premises to Landlord as provided in this Lease upon the expiration or other termination of this Lease. The provisions of this Article 16 shall not be deemed to limit or constitute a waiver of any other rights or remedies of Landlord provided herein or at law. If Tenant fails to surrender the Premises within thirty (30) days following the termination or expiration of this Lease, in addition to any other liabilities to Landlord accruing therefrom, Tenant shall protect, defend, indemnify and hold Landlord harmless from all loss, costs (including reasonable attorneys' fees) and liability resulting from such failure, including, without limiting the generality of the foregoing, any claims made by any succeeding tenant founded upon such failure to surrender and any lost profits to Landlord resulting therefrom.

                                   ARTICLE 17

                              ESTOPPEL CERTIFICATES

     Within ten (10) days following a request in writing by Landlord, Tenant shall execute, acknowledge and deliver to Landlord an estoppel certificate, which, as submitted by Landlord, shall be substantially in the form of Exhibit E, attached hereto (or such other form as may be required by any prospective mortgagee or purchaser of the Project, or any portion thereof), indicating therein any exceptions thereto that may exist at that time, and shall also contain any other information reasonably requested by Landlord or Landlord's mortgagee or prospective mortgagee. Any such certificate may be relied upon by any prospective mortgagee or purchaser of all or any portion of the Project. Tenant shall execute and deliver whatever other instruments may be reasonably required for such purposes. At any time during the Lease Term, Landlord may require Tenant to provide Landlord with a current financial statement and financial statements of the two (2) years prior to the current financial statement year. Such statements shall be prepared in accordance with generally accepted accounting principles and, if such is the normal practice of Tenant, shall be audited by an independent certified public accountant. Failure of Tenant to timely execute, acknowledge and deliver such estoppel certificate or other instruments shall constitute an acceptance of the Premises and an acknowledgment by Tenant that statements included in the estoppel certificate are true and correct, without exception.

                                   ARTICLE 18

                                  SUBORDINATION

     This Lease shall be subject and subordinate to all present and future ground or underlying leases of the Building or Project and to the lien of any mortgage, trust deed or other encumbrances now or hereafter in force against the Building or Project or any part thereof, if any, and to all renewals, extensions, modifications, consolidations and replacements thereof, and to all advances made or hereafter to be made upon the security of such mortgages or trust deeds, unless the holders of such mortgages, trust deeds or other encumbrances, or the lessors under such ground lease or underlying leases, require in writing that this Lease be superior thereto. The receipt by Tenant of commercially reasonable non-disturbance agreements(s) in favor of Tenant from any ground lessor, mortgage holders, or lien holders of Landlord who come into existence with respect to the Building or Project at any time prior to the expiration of the Lease Term shall be a condition precedent to Tenant's agreement to be bound by the terms of this Article 18. Tenant covenants and agrees in the event any proceedings are brought for the foreclosure of any such mortgage or deed in lieu thereof (or if any ground lease is terminated), to attorn, without any deductions or set-offs whatsoever, to the lienholder or purchaser or any successors thereto upon any such foreclosure sale or deed in lieu thereof (or to the ground lessor), if so requested to do so by such purchaser or lienholder or ground lessor, and to recognize such purchaser or lienholder or ground lessor as the lessor under this Lease, provided such lienholder or purchaser or ground lessor shall agree to accept this Lease and not disturb Tenant's occupancy, so long as Tenant timely pays the rent and observes and performs the terms, covenants and conditions of this Lease to be observed and performed by Tenant. Landlord's interest herein may be assigned as security at any time to any lienholder. Tenant shall, within five (5) days of request by Landlord, execute such further instruments or assurances as Landlord may reasonably deem necessary to evidence or confirm the subordination or superiority of this Lease to any such mortgages, trust deeds, ground leases or underlying leases. Tenant waives the provisions of any current or future statute, rule or law which may give or purport to give Tenant any right or election to terminate or otherwise adversely affect this Lease and the obligations of the Tenant hereunder in the event of any foreclosure proceeding or sale.

                                   ARTICLE 19

                               DEFAULTS; REMEDIES

19.1 Events of Default. The occurrence of any of the following shall constitute a default of this Lease by Tenant:

     19.1.1 Any failure by Tenant to pay any Rent or any other charge required to be paid under this Lease, or any part thereof, when due unless such failure is cured within five (5) business days after notice that payment is overdue; or

     19.1.2 Except where a specific time period is otherwise set forth for Tenant's performance in this Lease, in which event the failure to perform by Tenant within such time period shall be a default by Tenant under this Section 19.1.2, any failure by Tenant to observe or perform any other provision, covenant or condition of this Lease to be observed or performed by Tenant where such failure continues for thirty (30) days after written notice thereof from Landlord to Tenant; provided that if the nature of such default is such that the same cannot reasonably be cured within a thirty (30) day period, Tenant shall not be deemed to be in default if it diligently commences such cure within such period and thereafter diligently proceeds to rectify and cure such default, but in no event exceeding a period of time in excess of thirty (30) days after written notice thereof from Landlord to Tenant; or

     19.1.3 Abandonment of all or a substantial portion of the Premises by Tenant; or

     19.1.4 Vacation of the ground floor portion of the Premises, except to the extent Tenant covers the windows of such portion of the Premises in a manner reasonably acceptable to Landlord or lights the Premises in a manner reasonably satisfactory to Landlord (in order that such portion of the Premises shall not appear to be vacated); or

     19.1.5 The failure by Tenant to observe or perform according to the provisions of Articles 5, 14, 17 or 18 of this Lease where such failure continues for more than two (2) business days after notice from Landlord.

          The notice periods provided herein are in lieu of, and not in addition to, any notice periods provided by law.

19.2 REMEDIES UPON DEFAULT. Upon the occurrence of any event of default by Tenant, Landlord shall have, in addition to any other remedies available to Landlord at law or in equity (all of which remedies shall be distinct, separate and cumulative), the option to pursue any one or more of the following remedies, each and all of which shall be cumulative and nonexclusive, without any notice or demand whatsoever.

     19.2.1 Terminate this Lease, in which event Tenant shall immediately surrender the Premises to Landlord, and if Tenant fails to do so, Landlord may, without prejudice to any other remedy which it may have for possession or arrearages in rent, enter upon and take possession of the Premises and expel or remove Tenant and any other person who may be occupying the Premises or any part thereof, without being liable for prosecution or any claim or damages therefor; and Landlord may recover from Tenant the following:

          (i) The worth at the time of any unpaid rent which has been earned at the time of such termination; plus

          (ii) The worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that Tenant proves could have been reasonably avoided; plus

          (iii)The worth at the time of award of the amount by which the unpaid rent for the balance of the Lease Term after the time of award exceeds the amount of such rental loss that Tenant proves could have been reasonably avoided; plus

          (iv) Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, ; and

          (v) At Landlord's election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time by applicable law.

     The term "rent" as used in this Section 19.2 shall be deemed to be and to mean all sums of every nature required to be paid by Tenant to Landlord pursuant to the terms of this Lease. As used in Paragraphs 19.2.1(i) and
     (ii), above, the "worth at the time of award" shall be computed by allowing interest at the rate set forth in Article 25 of this Lease, but in no case greater than the maximum amount of such interest permitted by law. As used in Paragraph 19.2.1(iii) above, the "worth at the time of award" shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%).

     19.2.2 Landlord  shall have the remedy  described in California  Civil Code
          Section 1951.4 (lessor may continue lease in effect after lessee's breach and abandonment and recover rent as it becomes due, if lessee has the right to sublet or assign, subject only to reasonable limitations). Accordingly, if Landlord does not elect to terminate this Lease on account of any default by Tenant, Landlord may, from time to time, without terminating this Lease, enforce all of its rights and remedies under this Lease, including the right to recover all rent as it becomes due.

     19.2.3 Landlord shall at all times have the rights and remedies (which shall be cumulative with each other and cumulative and in addition to those rights and remedies available under Sections 19.2.1 and 19.2.2, above, or any law or other provision of this Lease), without prior demand or notice except as required by applicable law, to seek any declaratory, injunctive or other equitable relief, and specifically enforce this Lease, or restrain or enjoin a violation or breach of any provision hereof.

19.3 SUBLEASES OF TENANT. If Landlord elects to terminate this Lease on account of any default by Tenant, as set forth in this Article 19, Landlord shall have the right to terminate any and all subleases, licenses, concessions or other consensual arrangements for possession entered into by Tenant and affecting the Premises or may, in Landlord's sole discretion, succeed to Tenant's interest in such subleases, licenses, concessions or arrangements. In the event of Landlord's election to succeed to Tenant's interest in any such subleases, licenses, concessions or arrangements, Tenant shall, as of the date of notice by Landlord of such election, have no further right to or interest in the rent or other consideration receivable thereunder.

19.4 FORM OF PAYMENT AFTER DEFAULT. Following the occurrence of an event of default by Tenant, Landlord shall have the right to require that any or all subsequent amounts paid by Tenant to Landlord hereunder, whether to cure the default in question or otherwise, be paid in the form of cash, money order, cashier's or certified check drawn on an institution acceptable to Landlord, or by other means approved by Landlord, notwithstanding any prior practice of accepting payments in any different form.

19.5 EFFORTS TO RELET. No re-entry or repossession, repairs, maintenance, changes, alterations and additions, reletting, appointment of a receiver to protect Landlord's interests hereunder, or any other action or omission by Landlord shall be construed as an election by Landlord to terminate this Lease or Tenant's right to possession, or to accept a surrender of the Premises, nor shall same operate to release Tenant in whole or in part from any of Tenant's obligations hereunder, unless express written notice of such intention is sent by Landlord to Tenant. Tenant hereby irrevocably waives any right otherwise available under any law to redeem or reinstate this Lease.

19.6 LANDLORD DEFAULT. Notwithstanding anything to the contrary set forth in this Lease, Landlord shall be in default in the performance of any obligation required to be performed by Landlord pursuant to this Lease if Landlord fails to perform such obligation within thirty (30) days after the receipt of notice from Tenant specifying in detail Landlord's failure to perform; provided, however, if the nature of Landlord's obligation is such that more than thirty (30) days are required for its performance, then Landlord shall not be in default under this Lease if it shall commence such performance within such thirty (30) day period and thereafter diligently pursue the same to completion, provided however, to the extent expressly set forth in Section 6.3 of this Lease, Tenant shall have the remedies set forth therein in the event of Landlord's failure to perform in less than thirty (30) days with respect to the matters itemized in said Section 6.3.

                                   ARTICLE 20

                           COVENANT OF QUIET ENJOYMENT

     Landlord covenants that Tenant, on paying the Rent, charges for services and other payments herein reserved and on keeping, observing and performing all the other terms, covenants, conditions, provisions and agreements herein contained on the part of Tenant to be kept, observed and performed, shall, during the Lease Term, peaceably and quietly have, hold and enjoy the Premises subject to the terms, covenants, conditions, provisions and agreements hereof without interference by any persons lawfully claiming by or through Landlord. The foregoing covenant is in lieu of any other covenant express or implied.

                                   ARTICLE 21
                              INTENTIONALLY OMITTED

                                   ARTICLE 22
                              INTENTIONALLY OMITTED

                                   ARTICLE 23

                                      SIGNS

23.1 FULL FLOORS. Subject to Landlord's prior written approval, in its sole discretion, and provided all signs are in keeping with the quality, design and style of the Building and Project, Tenant, if the Premises comprise an entire floor of the Building, at its sole cost and expense, may install identification signage anywhere in the Premises including in the elevator lobby of the Premises, provided that such signs must not be visible from the exterior of the Building.

23.2 MULTI-TENANT FLOORS. If other tenants occupy space on the floor on which the Premises is located, Tenant's identifying signage shall be provided by Landlord, at Tenant's cost, and such signage shall be comparable to that used by Landlord for other similar floors in the Building and shall comply with Landlord's Building standard signage program.

23.3 PROHIBITED SIGNAGE AND OTHER ITEMS. Any signs, notices, logos, pictures, names or advertisements which are installed and that have not been separately approved by Landlord may be removed without notice by Landlord at the sole expense of Tenant. Tenant may not install any signs on the exterior or roof of the Project or the Common Areas. Any signs, window coverings, or blinds (even if the same are located behind the Landlord-approved window coverings for the Building), or other items visible from the exterior of the Premises or Building, shall be subject to the prior approval of Landlord, in its sole discretion.

23.4 BUILDING DIRECTORY. A building directory shall be located in the lobby of the Building. Tenant shall have the right, at Landlord's sole cost and expense with respect to the initial installation, to use fifteen (15)
     spaces in such directory to display names under Tenant's entry in such directory. Any additions or changes to Tenant's names following the initial installation shall be at Tenant's sole cost and expense.

23.5 BUILDING TOP SIGNAGE. Subject to the terms of this Section 23.5, Tenant shall have the non-exclusive right to place a sign on the rooftop of the Building (the "Rooftop Sign"), at Tenant's sole cost and expense; provided that (i) the size, location, color, quality, graphics, materials, design, style, and size (collectively, the "Rooftop Sign Design Specifications") of the Rooftop Sign shall be subject to Landlord's prior written approval, in Landlord's reasonable discretion, (ii) the Rooftop Sign shall be subject to all Applicable Laws and the CC&Rs (including, without limitation, the terms of the Stadium Gateway REA), and (iii) Tenant's right to maintain the Rooftop Sign shall be personal to the Original Tenant or an Affiliate of the Original Tenant (and not any other assignee, sublessee or other transferee of the Original Tenant's interest in this Lease) and subject to the Original Tenant's or its Affiliates' occupancy of the entire Premises. In the event that Tenant desires to exercise its right to have the Rooftop Sign installed and Tenant has satisfied items (ii) and (iii), above, then Tenant shall provide written notice to Landlord of the same (the "Rooftop Sign Notice") and shall provide Landlord with the Rooftop Sign Design Specifications desired by Tenant. In the event that Landlord approves such Rooftop Sign Design Specifications, in Landlord's sole discretion, then Tenant shall install the Rooftop Sign, at Tenant's sole cost and expense, in accordance with the terms of Article 8, above. Tenant shall maintain the Rooftop Sign at Tenant's sole cost and expense. Upon the expiration or earlier termination of this Lease or in the event that Tenant fails to satisfy the requirements of items (ii) and (iii), above, Tenant shall remove the Rooftop Sign and repair any damage caused by such removal. Notwithstanding anything in this Lease to the contrary, Tenant's obtaining of government approval for the Rooftop Sign shall in no event be considered a condition precedent to Tenant's obligations under this Lease.

23.6 MONUMENT SIGN. Subject to the terms of this Section 23.6, Tenant shall have the non-exclusive right to install, at Tenant's sole cost and expense, Tenant's name on one line of the Building monument sign, in a location on such Building Monument Sign to be designated by Landlord ("Tenant's Monument Signage"); provided that (i) the size, location, color, quality, graphics, materials, design, style, and size (collective, the "Monument Design Specifications") of Tenant's Monument Signage shall be subject to Landlord's prior written approval, in Landlord's reasonable discretion,
     (ii) Tenant's Monument Signage shall be subject to all Applicable Laws and the CC&Rs (including, without limitation, the terms of the Stadium Gateway
     REA), and (iii) Tenant's right to maintain Tenant's Monument Signage shall be personal to the Original Tenant or an Affiliate of the Original Tenant only (and not any other assignee, sublessee or other transferee of the Original Tenant's interest in this Lease) and subject to the Original Tenant's or its Affiliate's occupancy of at least 75% of the Premises. In the event that Tenant desires to exercise its right to install Tenant's Monument Signage, then Tenant shall provide written notice to Landlord of the same (the "Monument Sign Notice") and shall provide Landlord with the Monument Design Specifications desired by Tenant. In the event that Landlord approves such Monument Design Specifications, in Landlord's sole discretion, then Tenant shall install Tenant's Monument Signage, at Tenant's sole cost and expense, in accordance with the terms of Article 8, above. Tenant shall maintain Tenant's Monument Signage at Tenant's sole cost and expense. Upon the expiration or earlier termination of this Lease, Tenant shall remove Tenant's Monument Signage, if any, and repair any damage caused by such removal.

23.7 OBJECTIONABLE NAME. Should the name of the Original Tenant be legally changed to another name, or should Tenant assign its rights hereunder to an Affiliate, Tenant shall be entitled to modify, at Tenant's sole cost and expense, Tenant's Monument Signage and Rooftop Sign, if any, to reflect the new name, but only if the new name is not an "Objectionable Name," as defined below. The term "Objectionable Name" shall mean any name which relates to an entity which is of a character or reputation, or is associated with a political orientation or faction, which is inconsistent with the quality of the Building, or which would otherwise reasonably offend a landlord of the comparable buildings or projects, taking into consideration the level and visibility of signage rights inherent in Tenant's Monument Signage and Rooftop Sign.

                                   ARTICLE 24

                               COMPLIANCE WITH LAW

     Tenant shall not do anything or suffer anything to be done in or about the Premises or the Project which will in any way conflict with any law, statute, ordinance or other governmental rule, regulation or requirement now in force or which may hereafter be enacted or promulgated by the City of Anaheim or any other governing entity ("Applicable Laws"). At its sole cost and expense, Tenant shall promptly comply with all such governmental measures. Should any standard or regulation now or hereafter be imposed on Landlord or Tenant by a state, federal or local governmental body charged with the establishment, regulation and enforcement of occupational, health or safety standards for employers, employees, landlords or tenants, then Tenant agrees, at its sole cost and expense, to comply promptly with such standards or regulations. Tenant shall be responsible, at its sole cost and expense, to make all alterations to the Premises as are required to comply with the governmental rules, regulations, requirements or standards described in this Article 24. The judgment of any court of competent jurisdiction or the admission of Tenant in any judicial action, regardless of whether Landlord is a party thereto, that Tenant has violated any of said governmental measures, shall be conclusive of that fact as between Landlord and Tenant. Notwithstanding the foregoing, in complying with laws, statues, ordinances and governmental rules, regulations and requirements and with the requirements of any board of fire underwriter or similar body relating to or affecting the condition, use of occupancy of the Premises, Tenant
(i) shall be responsible, at Tenant's sole cost and expense, to make required alterations, additions or improvements to the Premises, but (ii) shall not be responsible for any alterations, additions or improvements to the Building or to the Common Areas except to the extent any such obligations are triggered by Tenant's Alterations, the Tenant Improvements, or the use of the Premises by Tenant for non-general office use and (iii) shall not be required to make structural repairs or capital improvements to the Premises or the Building except to the extent any such obligations are triggered by Tenant's Alterations, the Tenant Improvements, or the use of the Premises by Tenant for non-general office use. Landlord shall comply with all Applicable Laws, (including without limitation Applicable Laws relating to Hazardous Materials) relating to the Building Structure and the Building Systems or the real property upon which the Project is located, provided that compliance with such Applicable Laws is not the responsibility of Tenant under this Lease, and provided further that Landlord's failure to comply therewith would prohibit Tenant from obtaining or maintaining a certificate of occupancy for the Premises, or would unreasonably and materially affect the safety of Tenant's employees or create a significant health hazard for Tenant's employees. Landlord shall be permitted to include in Operating Expenses any costs or expenses incurred by Landlord under this Article 24 to the extent consistent with the terms of Section 4.2.4, above.

                                   ARTICLE 25

                                  LATE CHARGES

     If any installment of Rent or any other sum due from Tenant shall not be received by Landlord or Landlord's designee within five (5) business days after said amount is due, then Tenant shall pay to Landlord a late charge equal to five percent (5%) of the overdue amount plus any attorneys' fees incurred by Landlord by reason of Tenant's failure to pay Rent and/or other charges when due hereunder. The late charge shall be deemed Additional Rent and the right to require it shall be in addition to all of Landlord's other rights and remedies hereunder or at law and shall not be construed as liquidated damages or as limiting Landlord's remedies in any manner. In addition to the late charge described above, any Rent or other amounts owing hereunder which are not paid within ten (10) days after the date they are due shall bear interest from the date when due until paid at a rate per annum equal to the lesser of (i) the annual "Bank Prime Loan" rate cited in the Federal Reserve Statistical Release Publication G.13(415), published on the first Tuesday of each calendar month (or such other comparable index as Landlord and Tenant shall reasonably agree upon if such rate ceases to be published) plus four (4) percentage points, and (ii) the highest rate permitted by applicable law.

                                   ARTICLE 26

              LANDLORD'S RIGHT TO CURE DEFAULT; PAYMENTS BY TENANT

26.1 LANDLORD'S CURE. All covenants and agreements to be kept or performed by Tenant under this Lease shall be performed by Tenant at Tenant's sole cost and expense and without any reduction of Rent, except to the extent, if any, otherwise expressly provided herein. If Tenant shall fail to perform any obligation under this Lease, and such failure shall continue in excess of the time allowed under Section 19.1.2, above, unless a specific time period is otherwise stated in this Lease, Landlord may, but shall not be obligated to, make any such payment or perform any such act on Tenant's part without waiving its rights based upon any default of Tenant and without releasing Tenant from any obligations hereunder.

26.2 TENANT'S REIMBURSEMENT. Except as may be specifically provided to the contrary in this Lease, Tenant shall pay to Landlord, upon delivery by Landlord to Tenant of statements therefor: (i) sums equal to expenditures reasonably made and obligations incurred by Landlord in connection with the remedying by Landlord of Tenant's defaults pursuant to the provisions of
     Section 26.1; (ii) sums equal to all losses, costs, liabilities, damages and expenses referred to in Article 10 of this Lease; and (iii) sums equal to all expenditures made and obligations incurred by Landlord in collecting or attempting to collect the Rent or in enforcing or attempting to enforce any rights of Landlord under this Lease or pursuant to law, including, without limitation, all legal fees and other amounts so expended. Tenant's obligations under this Section 26.2 shall survive the expiration or sooner termination of the Lease Term.

                                   ARTICLE 27

                                ENTRY BY LANDLORD

     Landlord reserves the right at all reasonable times and upon reasonable notice to Tenant (except in the case of an emergency) to enter the Premises to
(i) inspect them; (ii) show the Premises to prospective purchasers, mortgagees or tenants, or to current or prospective mortgagees, ground or underlying lessors or insurers; (iii) post notices of nonresponsibility; or (iv) alter, improve or repair the Premises or the Building, or for structural alterations, repairs or improvements to the Building or the Building's systems and equipment. Notwithstanding anything to the contrary contained in this Article 27, Landlord may enter the Premises at any time to (A) perform services required of Landlord, including janitorial service (but only in the event Tenant fails to maintain adequate janitorial service); (B) take possession due to any breach of this Lease in the manner provided herein; and (C) perform any covenants of Tenant which Tenant fails to perform. Landlord may make any such entries without the abatement of Rent and may take such reasonable steps as required to accomplish the stated purposes. Tenant hereby waives any claims for damages or for any injuries or inconvenience to or interference with Tenant's business, lost profits, any loss of occupancy or quiet enjoyment of the Premises, and any other loss occasioned thereby. For each of the above purposes, Landlord shall at all times have a key with which to unlock all the doors in the Premises, excluding Tenant's vaults, safes and special security areas designated in advance by Tenant. In an emergency, Landlord shall have the right to use any means that Landlord may deem proper to open the doors in and to the Premises. Any entry into the Premises by Landlord in the manner hereinbefore described shall not be deemed to be a forcible or unlawful entry into, or a detainer of, the Premises, or an actual or constructive eviction of Tenant from any portion of the Premises. No provision of this Lease shall be construed as obligating Landlord to perform any repairs, alterations or decorations except as otherwise expressly agreed to be performed by Landlord herein.

                                   ARTICLE 28

                                 TENANT PARKING

     Tenant acknowledges that the Project parking facilities serving the Premises are operated by an unrelated third party pursuant to the Sportstown Anaheim REA and Parking Agreement, and Landlord's right to use the Project parking facilities and therefore Tenant's parking rights under this Lease are subject to the Sportstown Anaheim REA and Parking Agreement. Subject to the foregoing, Tenant shall have the right to use, commencing on the Lease Commencement Date, four (4) unreserved parking passes for every 1,000 rentable square feet of the Premises (the "Primary Passes") and 300 additional passes (the "Additional Passes") (collectively, the "Parking Passes"), on a monthly basis without charge throughout the Lease Term, which Parking Passes shall pertain to the Project parking facilities. All Parking Passes allocated to Tenant herein are generally subject to reduction during hours other than between 6:30 AM to 6:30 PM, Monday through Friday and 6:30 AM to 12:30 PM on Saturday and Sunday, as deemed necessary by Landlord in order for Landlord to comply with the terms of the Sportstown Anaheim REA and the Parking Agreement. The Additional Passes shall, in addition to any other terms of this Section 28, be subject to the following limitations: (i) the Additional Passes shall be located in the area designated by Landlord as required for Landlord's compliance with the Parking Agreement; (ii) the Additional Passes shall be available only during the hours of 9:00 A.M. - 3:30 P.M., Monday through Friday, excluding holidays;
(iii) the use of the Additional Passes is personal to the Tenant and such Additional Passes may not be used by any Transferee; and (iv) Tenant's right to use the Additional Passes is conditioned on Tenant's continued operation as a computer training facility. The Additional Parking Passes may further be subject, on certain days, in certain events (collectively, the "Last Load Weekday Events"), as set forth in the Parking Agreement, to reduction after 12:00 P.M., Monday through Friday, as deemed necessary by Landlord in order for Landlord to comply with the terms of the Sportstown Anaheim REA and the Parking Agreement. Notwithstanding the foregoing, in the event the Additional Passes are reduced as a result of a Last Load Weekday Event, Landlord shall provide Tenant with alternate Additional Passes, which parking passes shall be among those parking passes which are usable by Landlord under the Parking Agreement and are not subject to a Last Load Weekday Event. Such alternate parking pass usage may be provided by Landlord through the use of valet parking or stacked parking, at Landlord's option. Tenant's continued right to use the parking passes is conditioned upon Tenant abiding by all rules and regulations which are prescribed from time to time for the orderly operation and use of the parking facility where the parking passes are located, including any sticker or other identification system established by Landlord, Tenant's cooperation in seeing that Tenant's employees and visitors also comply with such rules and regulations and Tenant not being in default under this Lease. Tenant's continued right to use the parking passes is further conditioned upon Tenant abiding by all the terms and conditions of the CC&Rs, including, without limitation, the Sportstown Anaheim REA and Parking Agreement. Landlord specifically reserves the right to change the size, configuration, design, layout and all other aspects of the Project parking facilities at any time and Tenant acknowledges and agrees that Landlord may, without incurring any liability to Tenant and without any abatement of Rent under this Lease, from time to time, relocate the areas in which Tenant is able to use its parking passes, as determined by Landlord in order for Landlord to comply with the terms of the Sportstown Anaheim REA and the Parking Agreement, close-off or restrict access to the Project parking facilities for purposes of permitting or facilitating any such construction, alteration or improvements. Landlord may delegate its rights and responsibilities hereunder to a parking operator in which case such parking operator shall have all the rights of control attributed hereby to the Landlord. The parking passes allocated to Tenant pursuant to this Article 28 are provided to Tenant solely for use by Tenant's own personnel and such passes may not be transferred, assigned, subleased or otherwise alienated by Tenant without Landlord's prior approval. Tenant may validate visitor parking by such method or methods as the Landlord may establish, at the validation rate from time to time generally applicable to visitor parking.

                                   ARTICLE 29

                            MISCELLANEOUS PROVISIONS

29.1 TERMS; CAPTIONS. The words "Landlord" and "Tenant" as used herein shall include the plural as well as the singular. The necessary grammatical changes required to make the provisions hereof apply either to corporations or partnerships or individuals, men or women, as the case may require, shall in all cases be assumed as though in each case fully expressed. The captions of Articles and Sections are for convenience only and shall not be deemed to limit, construe, affect or alter the meaning of such Articles and Sections.

29.2 BINDING EFFECT. Subject to all other provisions of this Lease, each of the covenants, conditions and provisions of this Lease shall extend to and shall, as the case may require, bind or inure to the benefit not only of Landlord and of Tenant, but also of their respective heirs, personal representatives, successors or assigns, provided this clause shall not permit any assignment by Tenant contrary to the provisions of Article 14 of this Lease.

29.3 NO AIR RIGHTS. No rights to any view or to light or air over any property, whether belonging to Landlord or any other person, are granted to Tenant by this Lease. If at any time any windows of the Premises are temporarily darkened or the light or view therefrom is obstructed by reason of any repairs, improvements, maintenance or cleaning in or about the Project, the same shall be without liability to Landlord and without any reduction or diminution of Tenant's obligations under this Lease.

29.4 MODIFICATION OF LEASE. Should any current or prospective mortgagee or ground lessor for the Building or Project require a modification of this Lease, which modification will not cause an increased cost or expense to Tenant or in any other way materially and adversely change the rights and obligations of Tenant hereunder, then and in such event, Tenant agrees that this Lease may be so modified and agrees to execute whatever documents are reasonably required therefor and to deliver the same to Landlord within ten
     (10) days following a request therefor. At the request of Landlord or any mortgagee or ground lessor, Tenant agrees to execute a short form of Lease and deliver the same to Landlord within ten (10) days following the request therefor.

29.5 TRANSFER OF LANDLORD'S INTEREST. Tenant acknowledges that Landlord has the right to transfer all or any portion of its interest in the Project or Building and in this Lease, and Tenant agrees that in the event of any such transfer, provided any such proposed transferee agrees in writing to assume Landlord's obligations under the Lease following such transfer, Landlord shall automatically be released from all liability under this Lease and Tenant agrees to look solely to such transferee for the performance of Landlord's obligations hereunder after the date of transfer and such transferee shall be deemed to have fully assumed and be liable for all obligations of this Lease to be performed by Landlord, including the return of any Security Deposit, and Tenant shall attorn to such transferee. Tenant further acknowledges that Landlord may assign its interest in this Lease to a mortgage lender as additional security and agrees that such an assignment shall not release Landlord from its obligations hereunder and that Tenant shall continue to look to Landlord for the performance of its obligations hereunder.

29.6 PROHIBITION AGAINST RECORDING. Except as provided in Section 29.4 of this Lease, neither this Lease, nor any memorandum, affidavit or other writing with respect thereto, shall be recorded by Tenant or by anyone acting through, under or on behalf of Tenant.

29.7 LANDLORD'S TITLE. Landlord's title is and always shall be paramount to the title of Tenant. Nothing herein contained shall empower Tenant to do any act which can, shall or may encumber the title of Landlord.

29.8 RELATIONSHIP OF PARTIES. Nothing contained in this Lease shall be deemed or construed by the parties hereto or by any third party to create the relationship of principal and agent, partnership, joint venturer or any association between Landlord and Tenant.

29.9 APPLICATION OF PAYMENTS. Landlord shall have the right to apply payments received from Tenant pursuant to this Lease, regardless of Tenant's designation of such payments, to satisfy any obligations of Tenant hereunder, in such order and amounts as Landlord, in its sole discretion, may elect.

29.10 TIME OF ESSENCE. Time is of the essence with respect to the performance of every provision of this Lease in which time of performance is a factor.

29.11 PARTIAL INVALIDITY. If any term, provision or condition contained in this Lease shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term, provision or condition to persons or circumstances other than those with respect to which it is invalid or unenforceable, shall not be affected thereby, and each and every other term, provision and condition of this Lease shall be valid and enforceable to the fullest extent possible permitted by law.

29.12 NO WARRANTY. In executing and delivering this Lease, Tenant has not relied on any representations, including, but not limited to, any representation as to the amount of any item comprising Additional Rent or the amount of the Additional Rent in the aggregate or that Landlord is furnishing the same services to other tenants, at all, on the same level or on the same basis, or any warranty or any statement of Landlord which is not set forth herein or in one or more of the exhibits attached hereto.

29.13 LANDLORD EXCULPATION. The liability of Landlord or the Landlord Parties to Tenant for any default by Landlord under this Lease or arising in connection herewith or with Landlord's operation, management, leasing, repair, renovation, alteration or any other matter relating to the Project or the Premises shall be limited solely and exclusively to an amount which is equal to the lesser of (a) the interest of Landlord in the Building or
     (b) the equity interest Landlord would have in the Building if the Building were encumbered by third-party debt in an amount equal to eighty percent (80%) of the value of the Building (as such value is determined by Landlord), provided that in no event shall such liability extend to any sales or insurance proceeds received by Landlord or the Landlord Parties in connection with the Project, Building or Premises. Neither Landlord, nor any of the Landlord Parties shall have any personal liability therefor, and Tenant hereby expressly waives and releases such personal liability on behalf of itself and all persons claiming by, through or under Tenant. The limitations of liability contained in this Section 29.13 shall inure to the benefit of Landlord's and the Landlord Parties' present and future partners, beneficiaries, officers, directors, trustees, shareholders, agents and employees, and their respective partners, heirs, successors and assigns. Under no circumstances shall any present or future partner of Landlord (if Landlord is a partnership), or trustee or beneficiary (if Landlord or any partner of Landlord is a trust), have any liability for the performance of Landlord's obligations under this Lease. Notwithstanding any contrary provision herein, neither Landlord nor the Landlord Parties shall be liable under any circumstances for injury or damage to, or interference with, Tenant's business, including but not limited to, loss of profits, loss of rents or other revenues, loss of business opportunity, loss of goodwill or loss of use, in each case, however occurring.

29.14 ENTIRE AGREEMENT. Except with respect to any written letter agreement expressly referencing this Lease, if any, executed by Landlord and Tenant and dated as of the date hereof, it is understood and acknowledged that there are no oral agreements between the parties hereto affecting this Lease and this Lease constitutes the parties' entire agreement with respect to the leasing of the Premises and supersedes and cancels any and all previous negotiations, arrangements, brochures, agreements and understandings, if any, between the parties hereto or displayed by Landlord to Tenant with respect to the subject matter thereof, and none thereof shall be used to interpret or construe this Lease. None of the terms, covenants, conditions or provisions of this Lease can be modified, deleted or added to except in writing signed by the parties hereto.

29.15 RIGHT TO LEASE. Landlord reserves the absolute right, subject to the terms of Section 5.3 of this Lease, to effect such other tenancies in the Project as Landlord in the exercise of its sole business judgment shall determine to best promote the interests of the Building or Project. Tenant does not rely on the fact, nor does Landlord represent, that any specific tenant or type or number of tenants shall, during the Lease Term, occupy any space in the Building or Project.

29.16 FORCE MAJEURE. Any prevention, delay or stoppage due to strikes, lockouts, labor disputes, acts of God, inability to obtain services, labor, or materials or reasonable substitutes therefor, governmental actions, civil commotions, fire or other casualty, and other causes beyond the reasonable control of the party obligated to perform, except with respect to the obligations imposed with regard to Rent and other charges to be paid by Tenant pursuant to this Lease and except as to Tenant's obligations under Articles 5 and 24 of this Lease (collectively, a "Force Majeure"), notwithstanding anything to the contrary contained in this Lease, shall excuse the performance of such party for a period equal to any such prevention, delay or stoppage and, therefore, if this Lease specifies a time period for performance of an obligation of either party, that time period shall be extended by the period of any delay in such party's performance caused by a Force Majeure.

29.17 WAIVER OF REDEMPTION BY TENANT. Tenant hereby waives, for Tenant and for all those claiming under Tenant, any and all rights now or hereafter existing to redeem by order or judgment of any court or by any legal process or writ, Tenant's right of occupancy of the Premises after any termination of this Lease.

29.18 NOTICES. All notices, demands,statements, designations, approvals or other communications (collectively, "Notices") given or required to be given by either party to the other hereunder or by law shall be in writing, shall be
     (A) sent by United States certified or registered mail, postage prepaid, return receipt requested ("Mail"), (B) transmitted by telecopy, if such telecopy is promptly followed by a Notice sent by Mail, (C) delivered by a nationally recognized overnight courier, or (D) delivered personally. Any Notice shall be sent, transmitted, or delivered, as the case may be, to Tenant at the appropriate address set forth in Section 10 of the Summary, or to such other place as Tenant may from time to time designate in a Notice to Landlord, or to Landlord at the addresses set forth below, or to such other places as Landlord may from time to time designate in a Notice to Tenant. Any Notice will be deemed given (i) three (3) days after the date it is posted if sent by Mail, (ii) the date the telecopy is transmitted, (iii) the date the overnight courier delivery is made, or (iv) the date personal delivery is made or attempted to be made. If Tenant is notified of the identity and address of Landlord's mortgagee or ground or underlying lessor, Tenant shall give to such mortgagee or ground or underlying lessor written notice of any default by Landlord under the terms of this Lease by registered or certified mail, and such mortgagee or ground or underlying lessor shall be given a reasonable opportunity to cure such default prior to Tenant's exercising any remedy available to Tenant. As of the date of this Lease, any Notices to Landlord must be sent, transmitted, or delivered, as the case may be, to the following addresses:

                           STADIUM GATEWAY ASSOCIATES, L.L.C.
                           1970 East Grand Avenue
                           Suite 300
                           El Segundo, California  90245
                           Attention:  Jack L. Mahoney

                           and

                           Allen, Matkins, Leck, Gamble & Mallory
                           1999 Avenue of the Stars, Suite 1800
                           Los Angeles, California 90067
                           Attention:  Anton N. Natsis, Esq.

29.19 JOINT AND SEVERAL. If there is more than one Tenant, the obligations imposed upon Tenant under this Lease shall be joint and several.

29.20 AUTHORITY. If Tenant is a corporation, trust or partnership, each individual executing this Lease on behalf of Tenant hereby represents and warrants that Tenant is a duly formed and existing entity qualified to do business in California and that Tenant has full right and authority to execute and deliver this Lease and that each person signing on behalf of Tenant is authorized to do so. In such event, Tenant shall, within ten (10) days after execution of this Lease, deliver to Landlord satisfactory evidence of such authority and, if a corporation, upon demand by Landlord, also deliver to Landlord satisfactory evidence of (i) good standing in Tenant's state of incorporation and (ii) qualification to do business in California.

29.21 ATTORNEYS' FEES. In the event that either Landlord or Tenant should bring suit for the possession of the Premises, for the recovery of any sum due under this Lease, or because of the breach of any provision of this Lease or for any other relief against the other, then all costs and expenses, including reasonable attorneys' fees, incurred by the prevailing party therein shall be paid by the other party, which obligation on the part of the other party shall be deemed to have accrued on the date of the commencement of such action and shall be enforceable whether or not the action is prosecuted to judgment.

29.22 GOVERNING LAW; WAIVER OF TRIAL BY JURY. This Lease shall be construed and enforced in accordance with the laws of the State of California. IN ANY ACTION OR PROCEEDING ARISING HEREFROM, LANDLORD AND TENANT HEREBY CONSENT TO (I) THE JURISDICTION OF ANY COMPETENT COURT WITHIN THE STATE OF CALIFORNIA, (II) SERVICE OF PROCESS BY ANY MEANS AUTHORIZED BY CALIFORNIA LAW, AND (III) IN THE INTEREST OF SAVING TIME AND EXPENSE, TRIAL WITHOUT A JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR THEIR SUCCESSORS IN RESPECT OF ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE, THE RELATIONSHIP OF LANDLORD AND TENANT, TENANT'S USE OR OCCUPANCY OF THE PREMISES, AND/OR ANY CLAIM FOR INJURY OR DAMAGE, OR ANY EMERGENCY OR STATUTORY REMEDY. IN THE EVENT LANDLORD COMMENCES ANY SUMMARY PROCEEDINGS OR ACTION FOR NONPAYMENT OF BASE RENT OR ADDITIONAL RENT, TENANT SHALL NOT INTERPOSE ANY COUNTERCLAIM OF ANY NATURE OR DESCRIPTION (UNLESS SUCH COUNTERCLAIM SHALL BE MANDATORY) IN ANY SUCH PROCEEDING OR ACTION, BUT SHALL BE RELEGATED TO AN INDEPENDENT ACTION AT LAW.

29.23 SUBMISSION OF LEASE. Submission of this instrument for examination or signature by Tenant does not constitute a reservation of, option for or option to lease, and it is not effective as a lease or otherwise until execution and delivery by both Landlord and Tenant.

29.24 BROKERS. Landlord and Tenant hereby warrant to each other that they have had no dealings with any real estate broker or agent in connection with the negotiation of this Lease, excepting only the real estate brokers or agents specified in Section 12 of the Summary (the "Brokers"), and that they know of no other real estate broker or agent who is entitled to a commission in connection with this Lease. Each party agrees to indemnify and defend the other party against and hold the other party harmless from any and all claims, demands, losses, liabilities, lawsuits, judgments, costs and expenses (including without limitation reasonable attorneys' fees) with respect to any leasing commission or equivalent compensation alleged to be owing on account of any dealings with any real estate broker or agent, other than the Brokers, occurring by, through, or under the indemnifying party.

29.25 INDEPENDENT COVENANTS. This Lease shall be construed as though the covenants herein between Landlord and Tenant are independent and not dependent and Tenant hereby expressly waives the benefit of any statute to the contrary and agrees that if Landlord fails to perform its obligations set forth herein, Tenant shall not be entitled to make any repairs or perform any acts hereunder at Landlord's expense or to any setoff of the Rent or other amounts owing hereunder against Landlord.

29.26 PROJECT OR BUILDING NAME AND SIGNAGE. Landlord shall have the right at any time to change the name of the Project or Building and to install, affix and maintain any and all signs on the exterior and on the interior of the Project or Building as Landlord may, in Landlord's sole discretion, desire. Tenant shall not use the name of the Project or Building or use pictures or illustrations of the Project or Building in advertising or other publicity or for any purpose other than as the address of the business to be conducted by Tenant in the Premises, without the prior written consent of Landlord.

29.27 COUNTERPARTS. This Lease may be executed in counterparts with the same effect as if both parties hereto had executed the same document. Both counterparts shall be construed together and shall constitute a single lease.

29.28 CONFIDENTIALITY. Tenant acknowledges that the content of this Lease and any related documents are confidential information. Tenant shall keep such confidential information strictly confidential and shall not disclose such confidential information to any person or entity other than Tenant's financial, legal, and space planning consultants or as required with respect to any governmentally required securities filings.

29.29 TRANSPORTATION MANAGEMENT. Tenant shall fully comply with all present or future governmentally mandated programs intended to manage parking, transportation or traffic in and around the Building, and in connection therewith, Tenant shall take responsible action for the transportation planning and management of all employees located at the Premises by working directly with Landlord, any governmental transportation management organization or any other governmental transportation-related committees or entities.

29.30 BUILDING RENOVATIONS. It is specifically understood and agreed that Landlord has made no representation or warranty to Tenant and has no obligation and has made no promises to alter, remodel, improve, renovate, repair or decorate the Premises, Building, or any part thereof and that no representations respecting the condition of the Premises or the Building have been made by Landlord to Tenant except as specifically set forth herein or in the Tenant Work Letter. However, Tenant hereby acknowledges that Landlord is currently renovating or may during the Lease Term renovate, improve, alter, or modify (collectively, the "Renovations") the Project, the Building and/or the Premises including without limitation the parking structure, common areas, systems and equipment, roof, and structural portions of the same, which Renovations may include, without limitation, (i) installing sprinklers in the Building common areas and tenant spaces, (ii) modifying the common areas and tenant spaces to comply with applicable laws and regulations, including regulations relating to the physically disabled, seismic conditions, and building safety and security, and (iii) installing new floor covering, lighting, and wall coverings in the Building common areas, and in connection with any Renovations, Landlord may, among other things, erect scaffolding or other necessary structures in the Building, limit or eliminate access to portions of the Project, including portions of the common areas, or perform work in the Building, which work may create noise, dust or leave debris in the Building. Tenant hereby agrees that such Renovations and Landlord's actions in connection with such Renovations shall in no way constitute a constructive eviction of Tenant nor entitle Tenant to any abatement of Rent. Landlord shall have no responsibility or for any reason be liable to Tenant for any direct or indirect injury to or interference with Tenant's business arising from the Renovations, nor shall Tenant be entitled to any compensation or damages from Landlord for loss of the use of the whole or any part of the Premises or of Tenant's personal property or improvements resulting from the Renovations or Landlord's actions in connection with such Renovations, or for any inconvenience or annoyance occasioned by such Renovations or Landlord's actions.

29.31 NO VIOLATION. Tenant hereby warrants and represents that neither its execution of nor performance under this Lease shall cause Tenant to be in violation of any agreement, instrument, contract, law, rule or regulation by which Tenant is bound, and Tenant shall protect, defend, indemnify and hold Landlord harmless against any claims, demands, losses, damages, liabilities, costs and expenses, including, without limitation, reasonable attorneys' fees and costs, arising from Tenant's breach of this warranty and representation.

29.32 COMMUNICATIONS AND COMPUTER LINES. Tenant may install, maintain, replace, remove or use any communications or computer wires and cables (collectively, the "Lines") at the Project in or serving the Premises, provided that (i) Tenant shall obtain Landlord's prior written consent, use an experienced and qualified contractor approved in writing by Landlord, and comply with all of the other provisions of Articles 7 and 8 of this Lease, (ii) an acceptable number of spare Lines and space for additional Lines shall be maintained for existing and future occupants of the Project, as determined in Landlord's reasonable opinion, (iii) the Lines therefor (including riser cables) shall be appropriately insulated to prevent excessive electromagnetic fields or radiation, and shall be surrounded by a protective conduit reasonably acceptable to Landlord, (iv) any new or existing Lines servicing the Premises shall comply with all applicable governmental laws and regulations, (v) as a condition to permitting the installation of new Lines, Landlord may require that Tenant remove existing Lines located in or serving the Premises and repair any damage in connection with such removal, and (vi) Tenant shall pay all costs in connection therewith. Landlord reserves the right to require that Tenant remove any Lines located in or serving the Premises which are installed in violation of these provisions, or which are at any time in violation of any laws or represent a dangerous or potentially dangerous condition.

29.33    DEVELOPMENT OF THE PROJECT.


     29.33.1 SUBDIVISION. Landlord reserves the right to further subdivide all or a portion of the Project. Tenant agrees to execute and deliver, upon demand by Landlord and in the form requested by Landlord, any additional documents needed to conform this Lease to the circumstances resulting from such subdivision.

     29.33.2 THE OTHER IMPROVEMENTS. If portions of the Project or property adjacent to the Project (collectively, the "Other Improvements") are owned by an entity other than Landlord, Landlord, at its option, may enter into an agreement with the owner or owners of any or all of the Other Improvements to provide (i) for reciprocal rights of access and/or use of the Project and the Other Improvements, (ii) for the common management, operation, maintenance, improvement and/or repair of all or any portion of the Project and the Other Improvements, (iii) for the allocation of a portion of the Direct Expenses to the Other Improvements and the operating expenses and taxes for the Other
          Improvements to the Project, and (iv) for the use or improvement of the Other Improvements and/or the Project in connection with the improvement, construction, and/or excavation of the Other Improvements and/or the Project. Nothing contained herein shall be deemed or construed to limit or otherwise affect Landlord's right to convey all or any portion of the Project or any other of Landlord's rights described in this Lease.

      29.33.3 CONSTRUCTION OF PROJECT AND OTHER IMPROVEMENTS. Tenant acknowledges that portions of the Project and/or the Other Improvements may be under construction following Tenant's occupancy of the Premises, and that such construction may result in levels of noise, dust, obstruction of access, etc. which are in excess of that present in a fully constructed project. Tenant hereby waives any and all rent offsets or claims of constructive eviction which may arise in connection with such construction.

29.34 TELECOMMUNICATION EQUIPMENT. At any time during the Lease Term, Tenant may install and operate for Tenant's exclusive use, at Tenant's sole cost and expense, one (1) satellite dish not to exceed one (1) meter in size upon the roof of the Building, including structural platforms, if any, cabling and other equipment incidental thereto (collectively, the "Telecommunication Equipment"), without the payment of any additional Base Rent, except that Tenant shall pay for all utilities necessary to Tenant's operation of the Telecommunication Equipment. Tenant shall submit to
     Landlord, for Landlord's prior written approval, all plans and specifications for the installation of the Telecommunication Equipment, which approval may not be unreasonably withheld or delayed, provided it shall be reasonable for Landlord to withhold its approval if any proposed Telecommunication Equipment will adversely affect the Building structure or the Building systems. Once Landlord has approved Tenant's plans and specifications for the Telecommunication Equipment, Tenant may not alter or modify such plans and specifications, or the actual installation of the Telecommunication Equipment, without Landlord's prior written consent, which consent shall be granted or withheld in accordance with the standards set forth hereinabove in this Section 29.34. Tenant shall use the roof of the Building solely for the Telecommunication Equipment and not for any other purpose. Landlord and its agents may enter and inspect the roof of the Building at any time in the event of an emergency, and otherwise at any reasonable time upon reasonable prior notice and without any unreasonable interference with Tenant's operations. If Tenant installs any locks to secure the Telecommunication Equipment, concurrently with such installation, Tenant shall deliver to Landlord a key for any such locks. Tenant agrees and acknowledges that it shall use the roof of the Building at its sole risk, and Tenant absolves and fully releases Landlord and the Landlord Parties from any and all cost, loss, damage, expense, liability, and cause of action, whether foreseeable or not, arising from any cause (i) that Tenant may suffer to its personal property located on the roof of the Building, or (ii) that Tenant or Tenant's officers, agents, employees, or independent contractors may suffer as a direct or indirect consequence of Tenant's use of the roof of the Building, the Telecommunication Equipment, or access areas to the roof of the Building, unless caused by the gross negligence or willful misconduct of Landlord. Landlord has made no warranty or representation that the Telecommunication Equipment is permitted by law and Tenant assumes all liability and risk in obtaining all permits and approvals necessary for the installation and use of the Telecommunication Equipment. Landlord does not warrant or guaranty that Tenant will receive unobstructed transmission or reception to or from the Telecommunication Equipment and Tenant assumes all risk involved in the transmission and reception to and from the Telecommunication Equipment. Tenant's installation and use of the Telecommunication Equipment shall be subject to compliance with any and all Applicable Laws, including, but not limited to, satisfying all applicable requirements of the Federal Communications Commission and the Federal Aviation Administration and to the CC&Rs. Tenant shall maintain such Telecommunication Equipment in good condition and repair, at Tenant's sole cost and expense. Tenant's installation, maintenance and use of the Telecommunication Equipment shall be further subject to all applicable terms and conditions of this Lease, including, but not limited to, the indemnification and insurance provisions set forth in Article 10 of this Lease. Prior to the expiration or earlier termination of this Lease, Tenant shall, at Tenant's sole cost and expense, remove all of Tenant's Telecommunication Equipment and repair any and all damage caused by Tenant's installation or removal of such equipment. If Tenant fails to complete such removal or fails to repair any damage caused by such installation or removal by the expiration or earlier termination of this Lease, then Landlord may perform such work and charge the reasonable cost thereof to Tenant, which amounts shall be immediately payable by Tenant.

29.35 NON-DISCRIMINATION. Tenant herein covenants by and for itself , its successors and assigns, and all persons claiming under or through Tenant, and this Lease is made and accepted upon and subject to the condition that there shall be no discrimination against or segregation of any person or group of persons, on account of race, color, creed, religion, sex, marital status, national origin, or ancestry in the leasing, subleasing, transferring, use, occupancy, tenure, or employment of the Premises nor shall the Tenant, or any person claiming under or through Tenant, establish or permit any such practice or practices of discrimination or segregation with reference to the selection, location, number, use, or occupancy of tenants, lessees, sublessees, subtenants, or vendees in the Premises herein leased.

IN WITNESS WHEREOF, Landlord and Tenant have caused this Lease to be executed the day and date first above written.

                          "Landlord":

                          STADIUM GATEWAY ASSOCIATES, L.L.C.,
                          a Delaware limited liability company

                                   By:    HPMC Development Partners II, L.P.,
                                          a Delaware limited partnership,
                                          its Managing Member

                                   By:    HCG Development, L.L.C.,
                                          a Delaware limited liability company,
                                          its General Partner

                                   By:
                                                Jack L. Mahoney
                                                Vice President

                                          "Tenant":

                                          NEW HORIZONS WORLDWIDE, INC.,
                                          a Delaware corporation

                                   By:
                                         Its:
                                   By:
                                         Its:

                                    EXHIBIT A


                                 STADIUM GATEWAY

                               OUTLINE OF PREMISES


                                   EXHIBIT A

                                    EXHIBIT B


                               SPORTSTOWN ANAHEIM

                               TENANT WORK LETTER

     This Tenant Work Letter shall set forth the terms and conditions relating to the construction of the Premises. This Tenant Work Letter is essentially organized chronologically and addresses the issues of the construction of the Premises, in sequence, as such issues will arise during the actual construction of the Premises. All references in this Tenant Work Letter to Articles or Sections of "this Lease" shall mean the relevant portions of Articles 1 through 29 of the Office Lease to which this Tenant Work Letter is attached as Exhibit B, and all references in this Tenant Work Letter to Sections of "this Tenant Work Letter" shall mean the relevant portions of Sections 1 through 5 of this Tenant Work Letter.

                                    SECTION 1

                   DELIVERY OF THE PREMISES AND BASE BUILDING

     Landlord shall deliver to Tenant the "Base, Shell and Core," as defined below, of the Building on or before April 1, 2001 (the "Delivery Date"), in a condition which is adequate to allow Tenant to construct the Tenant Improvements without any material interference or delay. The delivery condition on the Delivery Date, as hereinabove specified, is referred to, for purposes of this Lease, as the "Delivery Condition." Notwithstanding the foregoing, Tenant acknowledges and agrees that Landlord may not have received and shall not be required to have received by the Delivery Date a temporary certificate of occupancy for the Building and/or Premises, and that Landlord shall be in the process of completing construction of the Base, Shell and Core concurrently with Tenant's completion of the Tenant Improvements. Tenant and Tenant's agents shall not interfere with Landlord's construction of the Base, Shell and Core and shall coordinate the construction of the Tenant Improvements with Landlord to the extent necessary to avoid any such interference. Landlord shall deliver to Tenant the completed Base, Shell and Core of the Building on or before June 30, 2001, at which time, the Base, Shell and Core shall comply with applicable building codes and other governmental laws, ordinances and regulations which were enacted prior to the date of this Lease, for unoccupied space to the extent necessary to allow Tenant to obtain a certificate of occupancy (or its equivalent) for the use of the Premises for general office purposes upon the completion of the Tenant Improvements (collectively, the "Code") (the "Base, Shell, and Core Completion Delivery Date"). In the event Tenant interferes with Landlord's construction of the Base, Shell and Core, and Tenant's interference is the cause of Landlord's delay in delivering the Base, Shell and Core to Tenant as required pursuant to this Section, Tenant shall not be entitled to any extension of the Lease Commencement Date as hereinbelow provided to the extent such delays are caused by Tenant's interference and the Base, Shell, and Core Completion Delivery Date shall be deemed to be the date the same would have occurred but for such interference by Tenant. In the event Landlord does not deliver the Base, Shell and Core to Tenant as provided herein on or before the Delivery Date, and/or on or before June 30, 2001, in the condition required as of each respective date, and such delay actually causes Tenant to be unable to substantially complete the "Tenant Improvements" (defined below) on or before July 1, 2001, the Lease Commencement Date shall be extended by one (1) day for each day of delay in substantially completing the Tenant Improvements beyond July 1, 2001, resulting solely from Landlord's failure to deliver the Base, Shell and Core to Tenant on the Delivery Date or on June 30, 2001, as required. For purposes of this Lease, the "Base, Shell and Core" shall include only the items set forth on Schedule 1 attached hereto.

                                   SECTION 2

                               TENANT IMPROVEMENTS

2.1 TENANT IMPROVEMENT ALLOWANCE. Tenant shall be entitled to a one-time tenant improvement allowance (the "Tenant Improvement Allowance") in the amount of Thirty-Three and No/100 Dollars ($33.00) per usable square foot of the Premises for the costs relating to the initial design and construction of Tenant's improvements, which are permanently affixed to the Premises (the "Tenant Improvements"). In no event shall Landlord be obligated to make disbursements pursuant to this Tenant Work Letter in a total amount which exceeds the Tenant Improvement Allowance. In addition to, and not as a deduction from, the Tenant Improvement Allowance, provided that the Lease has not been terminated as provided in Section 2.2 of the Lease, or for any other reason, and provided that Tenant is not in default under the Lease, Landlord shall, within five (5) business days following occupancy of the Premises by Tenant for business purposes, deliver to Tenant the sum of Three Hundred Thirty Thousand and No/100 Dollars ($330,000.00), as reimbursement for Tenant's moving expenses (the "Moving Allowance"). In addition, as long as the commission due to the Brokers in connection with this Lease is reduced by $50,000.00, as evidenced by written agreement of the Brokers with respect to such decrease, the Moving Allowance shall be increased by $50,000.00.

2.2  DISBURSEMENT OF THE TENANT IMPROVEMENT ALLOWANCE.

     2.2.1 TENANT IMPROVEMENT ALLOWANCE ITEMS. Except as otherwise set forth in this Tenant Work Letter, the Tenant Improvement Allowance shall be disbursed by Landlord only for the following items and costs (collectively the "Tenant Improvement Allowance Items"):

          2.2.1.1 Payment of the fees of the "Architect" and the "Engineers," as those terms are defined in Section 3.1 of this Tenant Work Letter, which fees shall, notwithstanding anything to the contrary contained in this Tenant Work Letter, not exceed an aggregate amount equal to $3.50 per usable square foot of the Premises, and payment of the fees incurred by, and the cost of documents and materials supplied by, Landlord and Landlord's consultants in connection with the preparation and review of the "Construction Drawings," as that term is defined in Section 3.1 of this Tenant Work Letter;

                                    EXHIBIT B

          2.2.1.2 The payment of plan check, permit and license fees relating to construction of the Tenant Improvements;

          2.2.1.3 The cost of construction of the Tenant Improvements, including, without limitation, testing and inspection costs, freight elevator usage, hoisting and trash removal costs, and contractors' fees and general conditions;

          2.2.1.4  The  cost  of  connection  to  Landlord's   Building   energy
               management system;

          2.2.1.5 The cost of Tenant's Increased Restroom Facilities;

          2.2.1.6 The cost of any changes in the Base Building when such changes are required by the Construction Drawings (including if such changes are due to the fact that such work is prepared on an unoccupied basis), such cost to include all direct architectural and/or engineering fees and expenses incurred in connection therewith

          2.2.1.7 The cost of any changes to the Construction Drawings or Tenant Improvements required by all applicable building codes (the "Code");

          2.2.1.8 The cost of the "Coordination Fee," as that term is defined in
               Section 4.2.2 of this Tenant Work Letter;

          2.2.1.9 Sales and use taxes and Title 24 fees; and


          2.2.1.10 All other costs to be expended by Tenant in connection with the construction of the Tenant Improvements.

     2.2.2 DISBURSEMENT OF TENANT IMPROVEMENT ALLOWANCE. During the construction of the Tenant Improvements, Landlord shall make monthly disbursements of the Tenant Improvement Allowance for Tenant Improvement Allowance Items for the benefit of Tenant and shall authorize the release of monies for the benefit of Tenant as follows.

     2.2.2.1 MONTHLY DISBURSEMENTS. On or before the first (1st) day of each calendar month, as determined by Landlord, during the construction of the Tenant Improvements (or such other date as Landlord may designate), Tenant shall deliver to Landlord: (i) a request for payment of the "Contractor," as that term is defined in Section 4.1 of this Tenant Work Letter, approved by Tenant, in a form to be provided by Landlord, showing the schedule, by trade, of percentage of completion of the Tenant Improvements in the Premises, detailing the portion of the work completed and the portion not completed; (ii) invoices from all of "Tenant's Agents," as that term is defined in
          Section 4.1.2 of this Tenant Work Letter, for labor rendered and materials delivered to the Premises; (iii) executed mechanic's lien releases from all of Tenant's Agents which shall comply with the appropriate provisions, as reasonably determined by Landlord, of California Civil Code Section 3262(d); and (iv) all other information reasonably requested by Landlord. Tenant's request for payment shall be deemed Tenant's acceptance and approval of the work furnished and/or the materials supplied as set forth in Tenant's payment request. Thereafter, Landlord shall deliver a check to Tenant made jointly payable to Contractor and Tenant in payment of the lesser of:
          (A) the amounts so requested by Tenant, as set forth in this Section 2.2.2.1, above, less a ten percent (10%) retention (the aggregate amount of such retentions to be known as the "Final Retention"), and
          (B) the balance of any remaining available portion of the Tenant Improvement Allowance (not including the Final Retention), provided that Landlord does not dispute any request for payment based on non-compliance of any work with the "Approved Working Drawings," as that term is defined in Section 3.4 below, or due to any substandard work, or for any other reason. Landlord's payment of such amounts shall not be deemed Landlord's approval or acceptance of the work furnished or materials supplied as set forth in Tenant's payment request.

     2.2.2.2 FINAL RETENTION. Subject to the provisions of this Tenant Work Letter, a check for the Final Retention payable jointly to Tenant and Contractor shall be delivered by Landlord to Tenant following the completion of construction of the Premises, provided that (i) Tenant delivers to Landlord properly executed mechanics lien releases in compliance with both California Civil Code Section 3262(d)(2) and either Section 3262(d)(3) or Section 3262(d)(4), (ii) Landlord has determined that no substandard work exists which adversely affects the mechanical, electrical, plumbing, heating, ventilating and air conditioning, life-safety or other systems of the Building, the curtain wall of the Building, the structure or exterior appearance of the Building, or any other tenant's use of such other tenant's leased premises in the Building and (iii) Architect delivers to Landlord a certificate, in a form reasonably acceptable to Landlord, certifying that the construction of the Tenant Improvements in the Premises has been substantially completed.

     2.2.2.3 OTHER TERMS. Landlord shall only be obligated to make disbursements from the Tenant Improvement Allowance to the extent costs are incurred by Tenant for Tenant Improvement Allowance Items. All Tenant Improvement Allowance Items for which the Tenant Improvement Allowance has been made available shall be deemed Landlord's property under the terms of this Lease.

                                    EXHIBIT B

2.3 STANDARD TENANT IMPROVEMENT PACKAGE. Landlord has established specifications (the "Specifications") for the Building standard components to be used in the construction of the Tenant Improvements in the Premises (collectively, the "Standard Improvement Package"), which Specifications shall be supplied to Tenant by Landlord. The quality of Tenant Improvements shall be equal to or of greater quality than the quality of the Specifications, provided that the Tenant Improvements shall comply with certain Specifications as designated by Landlord. Landlord may make changes to the Specifications for the Standard Improvement Package from time to time.

                                    SECTION 3

                              CONSTRUCTION DRAWINGS

3.1 SELECTION OF ARCHITECT/CONSTRUCTION DRAWINGS. Tenant shall retain the architect/space planner selected by Tenant and reasonably approved by Landlord (the "Architect") to prepare the "Construction Drawings," as that term is defined in this Section 3.1. Tenant shall retain the engineering consultants designated by Landlord (the "Engineers") to prepare all plans and engineering working drawings relating to the structural, mechanical, electrical, plumbing, HVAC, lifesafety, and sprinkler work in the Premises, which work is not part of the Base Building. The plans and drawings to be prepared by Architect and the Engineers hereunder shall be known collectively as the "Construction Drawings." All Construction Drawings shall comply with the drawing format and specifications determined by Landlord, and shall be subject to Landlord's approval. Tenant and Architect shall verify, in the field, the dimensions and conditions as shown on the relevant portions of the base building plans, and Tenant and Architect shall be solely responsible for the same, and Landlord shall have no responsibility in connection therewith. Landlord's review of the Construction Drawings as set forth in this Section 3, shall be for its sole purpose and shall not imply Landlord's review of the same, or obligate Landlord to review the same, for quality, design, Code compliance or other like matters. Accordingly, notwithstanding that any Construction Drawings are reviewed by Landlord or its space planner, architect, engineers and consultants, and notwithstanding any advice or assistance which may be rendered to Tenant by Landlord or Landlord's space planner, architect, engineers, and consultants, Landlord shall have no liability whatsoever in connection therewith and shall not be responsible for any omissions or errors contained in the Construction Drawings, and Tenant's waiver and indemnity set forth in this Lease shall specifically apply to the Construction Drawings.

3.2 FINAL SPACE PLAN. Tenant shall supply Landlord with four (4) copies signed by Tenant of its final space plan for the Premises before any architectural working drawings or engineering drawings have been commenced. The final space plan (the "Final Space Plan") shall include a layout and designation of all offices, rooms and other partitioning, their intended use, and equipment to be contained therein. Landlord may request clarification or more specific drawings for special use items not included in the Final Space Plan. Landlord shall advise Tenant within five (5) business days after Landlord's receipt of the Final Space Plan for the Premises if the same is unsatisfactory or incomplete in any respect. If Tenant is so advised, Tenant shall promptly cause the Final Space Plan to be revised to correct any deficiencies or other matters Landlord may reasonably require.

3.3 FINAL WORKING DRAWINGS. After the Final Space Plan has been approved by Landlord, Tenant shall supply the Engineers with a complete listing of standard and non-standard equipment and specifications, including, without limitation, B.T.U. calculations, electrical requirements and special electrical receptacle requirements for the Premises, to enable the Engineers and the Architect to complete the "Final Working Drawings" (as that term is defined below) in the manner as set forth below. Upon the approval of the Final Space Plan by Landlord and Tenant, Tenant shall promptly cause the Architect and the Engineers to complete the architectural and engineering drawings for the Premises, and Architect shall compile a fully coordinated set of architectural, structural, mechanical, electrical and plumbing working drawings in a form which is complete to allow subcontractors to bid on the work and to obtain all applicable permits (collectively, the "Final Working Drawings") and shall submit the same to Landlord for Landlord's approval. Tenant shall supply Landlord with four (4) copies signed by Tenant of such Final Working Drawings. Landlord shall advise Tenant within five (5) business days after Landlord's receipt of the Final Working Drawings for the Premises if the same is unsatisfactory or incomplete in any respect. If Tenant is so advised, Tenant shall immediately revise the Final Working Drawings in accordance with such review and any disapproval of Landlord in connection therewith.

3.4 APPROVED WORKING DRAWINGS. The Final Working Drawings shall be approved by Landlord (the "Approved Working Drawings") prior to the commencement of construction of the Premises by Tenant. After approval by Landlord of the Final Working Drawings, Tenant may submit the same to the appropriate municipal authorities for all applicable building permits. Tenant hereby agrees that neither Landlord nor Landlord's consultants shall be responsible for obtaining any building permit or certificate of occupancy for the Premises and that obtaining the same shall be Tenant's responsibility; provided, however, that Landlord shall cooperate with Tenant in executing permit applications and performing other ministerial acts reasonably necessary to enable Tenant to obtain any such permit or certificate of occupancy. No changes, modifications or alterations in the Approved Working Drawings may be made without the prior written consent of Landlord, which consent may not be unreasonably withheld.

                                    EXHIBIT B

                                    SECTION 4

                     CONSTRUCTION OF THE TENANT IMPROVEMENTS

4.1      TENANT'S SELECTION OF CONTRACTORS.

     4.1.1 THE CONTRACTOR. A general contractor shall be retained by Tenant to construct the Tenant Improvements. Such general contractor ("Contractor") shall be selected by Tenant from a list of general contractors supplied by Landlord, and Tenant shall deliver to Landlord notice of its selection of the Contractor upon such selection.

     4.1.2 TENANT'S AGENTS. All subcontractors, laborers, materialmen, and suppliers used by Tenant (such subcontractors, laborers, materialmen, and suppliers, and the Contractor to be known collectively as "Tenant's Agents") must be approved in writing by Landlord, which approval shall not be unreasonably withheld or delayed. If Landlord does not approve any of Tenant's proposed subcontractors, laborers, materialmen or suppliers, Tenant shall submit other proposed subcontractors, laborers, materialmen or suppliers for Landlord's written approval.

4.2  CONSTRUCTION OF TENANT IMPROVEMENTS BY TENANT'S AGENTS.

     4.2.1 CONSTRUCTION CONTRACT; COST BUDGET.Prior to Tenant's execution of the construction contract and general conditions with Contractor (the "Contract"), Tenant shall submit the Contract to Landlord for its approval, which approval shall not be unreasonably withheld or delayed. Prior to the commencement of the construction of the Tenant Improvements, and after Tenant has accepted all bids for the Tenant Improvements, Tenant shall provide Landlord with a detailed breakdown, by trade, of the final costs to be incurred or which have been incurred, as set forth more particularly in Sections 2.2.1.1 through 2.2.1.8, above, in connection with the design and construction of the Tenant Improvements to be performed by or at the direction of Tenant or the Contractor, which costs form a basis for the amount of the Contract (the "Final Costs"). Prior to the commencement of construction of the Tenant Improvements, Tenant shall supply Landlord with a check in an amount (the "Over-Allowance Amount") equal to the difference between the amount of the Final Costs and the amount of the Tenant Improvement Allowance (less any portion thereof already disbursed by Landlord, or in the process of being disbursed by Landlord, on or before the commencement of construction of the Tenant Improvements). The Over-Allowance Amount shall be disbursed by Landlord prior to the disbursement of any of the then remaining portion of the Tenant Improvement Allowance, and such disbursement shall be pursuant to the same procedure as the Tenant Improvement Allowance. In the event that, after the Final Costs have been delivered by Tenant to Landlord, the costs relating to the design and construction of the Tenant Improvements shall change, any additional costs necessary to such design and construction in excess of the Final Costs, shall be paid by Tenant to Landlord immediately as an addition to the Over-Allowance Amount or at Landlord's option, Tenant shall make payments for such additional costs out of its own funds, but Tenant shall continue to provide Landlord with the documents described in Sections 2.2.2.1 (i), (ii), (iii) and (iv) of this Tenant Work Letter, above, for Landlord's approval, prior to Tenant paying such costs.

     4.2.2 TENANT'S AGENTS.

          4.2.2.1 LANDLORD'S GENERAL CONDITIONS FOR TENANT'S AGENTS AND TENANT IMPROVEMENT WORK. Tenant's and Tenant's Agent's construction of the Tenant Improvements shall comply with the following: (i) the Tenant Improvements shall be constructed in strict accordance with the Approved Working Drawings; (ii) Tenant's Agents shall submit schedules of all work relating to the Tenant's Improvements to Contractor and Contractor shall, within five (5) business days of receipt thereof, inform Tenant's Agents of any changes which are necessary thereto, and Tenant's Agents shall adhere to such corrected schedule; (iii) Tenant shall abide by all rules made by Landlord's Building manager with respect to the use of freight, loading dock and service elevators, storage of materials, coordination of work with the contractors of other tenants, and any other matter in connection with this Tenant Work Letter, including, without limitation, the construction of the Tenant Improvements and (iv) Tenant shall provide Landlord with ten (10) days advance notice prior to commencing construction of the Tenant Improvements, to allow Landlord sufficient time to post notices of nonresponsibility. Tenant shall pay a logistical coordination fee (the "Coordination Fee") to Landlord in an amount equal to the product of (i) one percent (1%) and (ii) the sum of the Tenant Improvement Allowance, the Over-Allowance Amount, as such amount may be increased hereunder, and any other amounts expended by Tenant in connection with the design and construction of the Tenant Improvements, which Coordination Fee shall be for services relating to the coordination of the construction of the Tenant Improvements.

          4.2.2.2 INDEMNITY. Tenant's indemnity of Landlord as set forth in this Lease shall also apply with respect to any and all costs, losses, damages, injuries and liabilities related in any way to any act or omission of Tenant or Tenant's Agents, or anyone directly or indirectly employed by any of them, or in connection with Tenant's non-payment of any amount arising out of the Tenant Improvements and/or Tenant's disapproval of all or any portion of any request for payment. Such indemnity by Tenant, as set forth in this Lease, shall also apply with respect to any and all costs, losses, damages, injuries and liabilities related in any way to Landlord's performance of any ministerial acts reasonably necessary (i) to permit Tenant to complete the Tenant Improvements, and (ii) to enable Tenant to obtain any building permit or certificate of occupancy for the Premises.

          4.2.2.3 REQUIREMENTS OF TENANT'S AGENTS. Each of Tenant's Agents shall guarantee to Tenant and for the benefit of Landlord that the portion of the Tenant Improvements for which it is responsible shall be free from any defects in workmanship and materials for a period of not less than one (1) year from the date of completion thereof. Each of Tenant's Agents shall be responsible for the replacement or repair, without additional charge, of all work done or furnished in accordance with its contract that shall become defective within one (1) year after the later to occur of
               (i) completion of the work performed by such contractor or subcontractors and (ii) the Lease Commencement Date. The correction of such work shall include, without additional charge, all additional expenses and damages incurred in connection with such removal or replacement of all or any part of the Tenant Improvements, and/or the Building and/or common areas that may be damaged or disturbed thereby. All such warranties or guarantees as to materials or workmanship of or with respect to the Tenant Improvements shall be contained in the Contract or subcontract and shall be written such that such guarantees or warranties shall inure to the benefit of both Landlord and Tenant, as their respective interests may appear, and can be directly enforced by either. Tenant covenants to give to Landlord any assignment or other assurances which may be necessary to effect such right of direct enforcement.

                                    EXHIBIT B

          4.2.2.4 INSURANCE REQUIREMENTS.

               4.2.2.4.1 GENERAL  COVERAGES.  All of Tenant's Agents shall carry worker's compensation insurance covering all of their respective employees, and shall also carry public liability insurance, including property damage, all with limits, in form and with companies as are required to be carried by Tenant as set forth in this Lease.

               4.2.2.4.2 SPECIAL  COVERAGES.  Tenant shall carry  "Builder's All
                    Risk" insurance in an amount approved by Landlord covering the construction of the Tenant Improvements, and such other insurance as Landlord may require, it being understood and agreed that the Tenant Improvements shall be insured by Tenant pursuant to this Lease immediately upon completion thereof. Such insurance shall be in amounts and shall include such extended coverage endorsements as may be reasonably required by Landlord including, but not limited to, the requirement that all of Tenant's Agents shall carry excess liability and Products and Completed Operation Coverage insurance, each in amounts not less than $500,000 per incident, $1,000,000 in aggregate, and in form and with companies as are required to be carried by Tenant as set forth in this Lease.

               4.2.2.4.3 GENERAL TERMS.  Certificates for all insurance  carried pursuant to this Section 4.2.2.4 shall be delivered to Landlord before the commencement of construction of the Tenant Improvements and before the Contractor's equipment is moved onto the site. All such policies of insurance must contain a provision that the company writing said policy will give Landlord thirty (30) days prior written notice of any cancellation or lapse of the effective date or any reduction in the amounts of such insurance. In the event that the Tenant Improvements are damaged by any cause during the course of the construction thereof, Tenant shall immediately repair the same at Tenant's sole cost and expense. Tenant's Agents shall maintain all of the foregoing insurance coverage in force until the Tenant Improvements are fully completed and accepted by Landlord, except for any Products and Completed Operation Coverage insurance required by Landlord, which is to be maintained for ten (10) years following completion of the work and acceptance by Landlord and Tenant. All policies carried under this Section 4.2.2.4 shall insure Landlord and Tenant, as their interests may appear, as well as Contractor and Tenant's Agents. All insurance, except Workers' Compensation, maintained by Tenant's Agents shall preclude subrogation claims by the insurer against anyone insured thereunder. Such insurance shall provide that it is primary insurance as respects the owner and that any other insurance maintained by owner is excess and noncontributing with the insurance required hereunder. The requirements for the foregoing insurance shall not derogate from the provisions for indemnification of Landlord by Tenant under Section 4.2.2.2 of this Tenant Work Letter. Landlord may, in its discretion, require Tenant to obtain a lien and completion bond or some alternate form of security satisfactory to Landlord in an amount sufficient to ensure the lien-free completion of the Tenant Improvements and naming Landlord as a co-obligee.

     4.2.3 GOVERNMENTAL COMPLIANCE. The Tenant Improvements shall comply in all respects with the following: (i) the Code and other state, federal, city or quasi-governmental laws, codes, ordinances and regulations, as each may apply according to the rulings of the controlling public official, agent or other person; (ii) applicable standards of the American Insurance Association (formerly, the National Board of Fire Underwriters) and the National Electrical Code; and (iii) building material manufacturer's specifications.

     4.2.4 INSPECTION BY LANDLORD. Landlord shall have the right to inspect the Tenant Improvements at all times, provided however, that Landlord's failure to inspect the Tenant Improvements shall in no event constitute a waiver of any of Landlord's rights hereunder nor shall Landlord's inspection of the Tenant Improvements constitute Landlord's approval of the same. Should Landlord disapprove any portion of the Tenant Improvements, Landlord shall notify Tenant in writing of such disapproval and shall specify the items disapproved. Any defects or deviations in, and/or disapproval by Landlord of, the Tenant Improvements shall be rectified by Tenant at no expense to Landlord, provided however, that in the event Landlord determines that a defect or deviation exists or disapproves of any matter in connection with any portion of the Tenant Improvements and such defect, deviation or matter might adversely affect the mechanical, electrical, plumbing, heating, ventilating and air conditioning or life-safety systems of the Building, the structure or exterior appearance of the Building or any other tenant's use of such other tenant's leased premises, Landlord may, take such action as Landlord deems necessary, at Tenant's expense and without incurring any liability on Landlord's part, to correct any such defect, deviation and/or matter, including, without limitation, causing the cessation of performance of the construction of the Tenant Improvements until such time as the defect, deviation and/or matter is corrected to Landlord's satisfaction.

     4.2.5 MEETINGS. Commencing upon the execution of this Lease, Tenant shall hold weekly meetings at a reasonable time, with the Architect and the Contractor regarding the progress of the preparation of Construction Drawings and the construction of the Tenant Improvements, which meetings shall be held at a location designated by Landlord, and Landlord and/or its agents shall receive prior notice of, and shall have the right to attend, all such meetings, and, upon Landlord's request, certain of Tenant's Agents shall attend such meetings. In addition, minutes shall be taken at all such meetings, a copy of which minutes shall be promptly delivered to Landlord. One such meeting each month shall include the review of Contractor's current request for payment.

                                    EXHIBIT B

4.3 NOTICE OF COMPLETION; COPY OF RECORD SET OF PLANS. Within ten (10) days after completion of construction of the Tenant Improvements, Tenant shall cause a Notice of Completion to be recorded in the office of the Recorder of the county in which the Building is located in accordance with Section 3093 of the Civil Code of the State of California or any successor statute, and shall furnish a copy thereof to Landlord upon such recordation. If Tenant fails to do so, Landlord may execute and file the same on behalf of Tenant as Tenant's agent for such purpose, at Tenant's sole cost and expense. At the conclusion of construction, (i) Tenant shall cause the Architect and Contractor (A) to update the Approved Working Drawings as necessary to reflect all changes made to the Approved Working Drawings during the course of construction, (B) to certify to the best of their knowledge that the "record-set" of as-built drawings are true and correct, which certification shall survive the expiration or termination of this Lease, and (C) to deliver to Landlord two (2) sets of copies of such record set of drawings within ninety (90) days following issuance of a certificate of occupancy for the Premises, and (ii) Tenant shall deliver to Landlord a copy of all warranties, guaranties, and operating manuals and information relating to the improvements, equipment, and systems in the Premises.

                                   SECTION 5

                                  MISCELLANEOUS

5.1 TENANT'S REPRESENTATIVE. Tenant has designated Robert S. McMillan as its sole representative with respect to the matters set forth in this Tenant Work Letter, who shall have full authority and responsibility to act on behalf of the Tenant as required in this Tenant Work Letter.

5.2 LANDLORD'S REPRESENTATIVE. Landlord has designated David Gaulton as its sole representatives with respect to the matters set forth in this Tenant Work Letter, who, until further notice to Tenant, shall have full authority and responsibility to act on behalf of the Landlord as required in this Tenant Work Letter.

5.3 TIME OF THE ESSENCE IN THIS TENANT WORK LETTER. Unless otherwise indicated, all references herein to a "number of days" shall mean and refer to calendar days. If any item requiring approval is timely disapproved by Landlord, the procedure for preparation of the document and approval thereof shall be repeated until the document is approved by Landlord.

5.4 TENANT'S LEASE DEFAULT. Notwithstanding any provision to the contrary contained in this Lease, if an event of default as described in the Lease or this Tenant Work Letter has occurred at any time on or before the Substantial Completion of the Premises, then (i) in addition to all other rights and remedies granted to Landlord pursuant to this Lease, Landlord shall have the right to withhold payment of all or any portion of the Tenant Improvement Allowance and/or Landlord may cause Contractor to cease the construction of the Premises (in which case, Tenant shall be responsible for any delay in the substantial completion of the Premises caused by such work stoppage), and (ii) all other obligations of Landlord under the terms of this Tenant Work Letter shall be forgiven until such time as such default is cured pursuant to the terms of this Lease (in which case, Tenant shall be responsible for any delay in the substantial completion of the Premises caused by such inaction by Landlord).


                                    EXHIBIT B

                                   SCHEDULE 1

                               BASE SHELL AND CORE


BUILDING

The building shall contain floors 1 through 6 plus an equipment penthouse above grade including ground floor lobby with enhanced ceiling volume, mechanical and equipment rooms, elevator override for fire life safety system and building top architectural details.

FOUNDATION AND STEEL FRAME

The steel  frame of the  building  employs a moment  frame  system  and shall be
professionally   engineered   materially  consistent  with  all  current  codes,
regulations and engineering practices.

The concrete floors of the Premises shall be finished in accordance with the Approved Working Drawings for the Building.

Floor flatness within the Premises shall be consistent with ACI 117, class BCC steel trowel finish, with a tolerance of 1/2 of an inch in ten feet.

The floor areas of the Premises shall be designed to accommodate a combined weight load of 80 lbs. per square foot.

The building shall have a finished ceiling height of at least 10 feet on the ground floor and 8 feet and 10 inches above the finished concrete floor on the second through sixth floors.

GLASS

The exterior glass shall be energy efficient as required by code, tinted and/or with reflective coating and shall be free substantially from scratches, nicks, cracks and marring and otherwise in now condition. The interior window mullions and/or metal frames shall be free from punctures, screw holes, dents and scratches. The metal surfaces shall be in new condition.

PERIMETER DRYWALL

All exterior walls shall be fully insulated without drywall with the exception of the ground floor, which will be full-height glass and have no insulation or drywall. All crib walls, soffits, columns and intermediate locations throughout the perimeter of the building and including all intermediate columns within the Premises shall be installed by and at Tenant's expense.

BUILDING CORE

Vertical  shaft space shall be provided  and  identified,  for the use of Tenant
within  the  core  to  accommodate  riser   requirements  for  Tenant's  private
telephone, electrical, data and CTV systems. (Refer to Communications Systems).

Typical office floor passenger and freight elevator lobbies shall have walls taped. Elevator lobbies shall include fire rated doors with magnetic hold open devices, smoke detectors, (strobe lighting if required) and general lighting as required by code and otherwise designed and constructed to comply with "smoke shaft assembly" requirements.

All core walls facing Tenant areas shall be fire taped drywall finished and ready to accept Tenant's finish.

The building core of the Premises shall include full height premium grade wood or metal doors, frames and hardware. Doors, frames and hardware shall be provided at all stairwells, toilet rooms and service lobbies (all doors which open to the exterior of the building core). All other doors shall be hollow metal or as designed.

Landlord shall select an illuminated exit sign as required by building code. Landlord shall provide exit signs installed in place as required to accommodate an unoccupied floor.

Vertical stairwell exit shafts shall be constructed as required by building code and all surfaces shall be painted. Tenant shall be permitted to use the stairwells for travel between Tenant's floors. Any security devices required by Tenant to allow access to Tenant's floors from the stairwells shall be installed by and at Tenant's expense. Landlord, at its sole cost and expense, shall purchase and install all equipment necessary to maintain the integrity of the building's security system, which system shall meet the minimum requirements as defined within this document under Security, including but not limited to security card readers, and electrically controlled door hardware on selected doors and meet all code and regulatory requirements. Tenant at its sole cost and expense shall be responsible for other security requirements within the Premises unique to its operation.

                                   SCHEDULE 1

TOILET ROOMS

Landlord shall construct women's and men's toilet rooms as necessary to obtain a temporary certificate of occupancy or a certificate of occupancy, or legal equivalent, for the Building consistent with details of design and finish developed by Landlord's architect ("Landlord's Required Restroom Facilities"), provided, notwithstanding the foregoing, Landlord's Required Restroom Facilities shall not include more than one (1) men's and one (1) women's toilet room on the first floor. Notwithstanding the foregoing, in addition to Landlord's Required Restroom Facilities, Landlord shall, at Landlord's cost, install hot and cold water lines and waste lines in sufficient capacity for one (1) men's toilet room and one (1) women's toilet room to be installed by Tenant on the first floor of the Building, based upon Tenant's non-general office use (the "Additional Toilet Rooms"), which lines shall be stubbed to the Additional Toilet Rooms, and Landlord shall install the partition wall that creates the outside perimeter of the Additional Toilet Rooms, which perimeter wall shall include only the studs and one (1) layer of drywall on the exterior side of such partition wall, provided Tenant shall within ten (10) days of request by Landlord deliver to Landlord any information reasonably requested by Landlord with respect to Tenant's desired location of such lines and partition wall.

The minimum level of design and finish for Landlord's Required Restroom Facilities shall not be less than the following:

     Water (hot and cold) shall be provided for all rest rooms.

     Lavatory counters shall have high quality stone tops and splashes with recessed lavatories.

     Floors shall be finished with ceramic tile.

     The ceilings shall be painted drywall.

     All fixtures and accessories shall be stainless steel or chrome and meet the Americans with Disabilities Act and shall include but not be limited to, recessed seat cover dispenser, recessed paper towel dispenser/waste receptacles, recessed feminine napkin vendor, partition mounted roll toilet tissue dispenser, handicap grab bar as required by code, lavatory soap dispensers.

TENANT PLUMBING SYSTEMS

Two points of access to domestic cold, sanitary waste and vent for Tenant's distribution shall be provided on each floor.

HVAC

     1.   The primary HVAC distribution loop.
     2.   One (1) air handling unit to be dedicated to New Horizons' premises.

LIGHTING SYSTEM

Lighting for all areas within the Premises shall be provided by lighting fixtures at Tenant's cost. Common areas, mechanical, electrical and freight elevator rooms are lighted as specified and installed by Landlord.

ELECTRICAL AND POWER SYSTEMS

Landlord shall provide emergency power to operate all essential building services during an emergency that includes but is not limited to emergency elevator service, emergency lighting, smoke evacuation, and fire and life safety systems. Landlord provided emergency power is from a separate generator located in the project and is fueled from a separate supply.

FIRE AND LIFE SAFETY SYSTEMS

Base building fire and life safety systems shall meet all local codes and regulations and all requirements of California State Title 24, the Americans with Disabilities Act. Fire alarm pull stations and fire extinguishers shall be at each stairwell entry along with fire alarm pulls, strobes, exit signs, smoke shaft door assemblies at each elevator lobby.

The shell and core building improvements include a fire sprinkler system, main loop and branch distribution piping, including mains, laterals, drops and heads as required by local code for unoccupied space with the heads turned up.

SECURITY SYSTEMS

The building shall have a fully operable security system with stairwell and selected perimeter door monitoring and alarm annunciation at the main lobby console. Closed circuit television cameras shall be provided at selected building entrances and exits.

COMMUNICATION SYSTEM

A main telephone terminal room shall be provided at the base of the building with multiple feeder ducts and service from the telephone companies. Conduits are provided by Landlord from this terminal room to the main telephone riser that services Tenant's premises.

ELEVATORS

Selected elevator cabs shall be equipped with security card readers. All elevator cabs shall be in compliance with all codes and regulations including the Americans with Disabilities Act.

A freight elevator shall be provided with adequate size and weight capability to accommodate the efficient loading and unloading of building materials and standard office equipment. This elevator shall also be a passenger elevator and provides access to all floors of Tenant's Premises and the building.

                                    EXHIBIT B

                                    EXHIBIT C


                                 STADIUM GATEWAY

                           NOTICE OF LEASE TERM DATES



To:      _______________________
         _______________________
         _______________________
         _______________________



     Re:  Office Lease dated ____________, 19__ between ____________________,  a
          _____________________  ("Landlord"),  and  _______________________,  a
          _______________________ ("Tenant") concerning Suite ______ on floor(s)
          __________     of     the     office      building      located     at
          ____________________________, _____________, California.

Gentlemen:

In accordance with the Office Lease (the "Lease"), we wish to advise you and/or confirm as follows:

1. The Lease Term shall commence on or has commenced on ______________ for a term of __________________ ending on __________________.

2.   Rent  commenced  to  accrue  on   __________________,   in  the  amount  of
     ________________.

3. If the Lease Commencement Date is other than the first day of the month, the first billing will contain a pro rata adjustment. Each billing thereafter, with the exception of the final billing, shall be for the full amount of the monthly installment as provided for in the Lease.

4.   Your  rent  checks  should  be  made  payable  to   __________________   at
     ___________________.

5. The exact number of rentable/usable square feet within the Premises is ____________ square feet.

6. Tenant's Share as adjusted based upon the exact number of rentable square feet within the Premises is ________%.

                                    "Landlord":

                                    __________________________ ,
                                    a

                                    By:  _____________________
                                         Its:  _______________



Agreed to and Accepted
as of ____________, 20___.

"Tenant":

___________________________ ,
a _________________________

By:  ______________________
     Its: _________________


                                   EXHIBIT C

                                    EXHIBIT D


                                 STADIUM GATEWAY

                              RULES AND REGULATIONS

     Tenant shall faithfully observe and comply with the following Rules and Regulations. Landlord shall not be responsible to Tenant for the nonperformance of any of said Rules and Regulations by or otherwise with respect to the acts or omissions of any other tenants or occupants of the Project. In the event of any conflict between the Rules and Regulations and the other provisions of this Lease, the latter shall control.

1. Tenant shall not alter any lock or install any new or additional locks or bolts on any doors or windows of the Premises without obtaining Landlord's prior written consent. Tenant shall bear the cost of any lock changes or repairs required by Tenant. Two keys will be furnished by Landlord for the Premises, and any additional keys required by Tenant must be obtained from Landlord at a reasonable cost to be established by Landlord. Upon the termination of this Lease, Tenant shall restore to Landlord all keys of stores, offices, and toilet rooms, either furnished to, or otherwise procured by, Tenant and in the event of the loss of keys so furnished, Tenant shall pay to Landlord the cost of replacing same or of changing the lock or locks opened by such lost key if Landlord shall deem it necessary to make such changes. Tenant shall have the right to change any locks within the premises without Landlord's written permission, provided, Tenant shall utilize the building master key system or provide Landlord with a set of keys for any changed locks.

2. All doors opening to public corridors shall be kept closed at all times except for normal ingress and egress to the Premises.

3. Landlord reserves the right to close and keep locked all entrance and exit doors of the Building during such hours as are customary for comparable buildings in the Anaheim, California area. Tenant, its employees and agents must be sure that the doors to the Building are securely closed and locked when leaving the Premises if it is after the normal hours of business for the Building. Any tenant, its employees, agents or any other persons entering or leaving the Building at any time when it is so locked, or any time when it is considered to be after normal business hours for the Building, may be required to sign the Building register. Access to the Building may be refused unless the person seeking access has proper identification or has a previously arranged pass for access to the Building. Landlord will furnish passes to persons for whom Tenant requests same in writing. Tenant shall be responsible for all persons for whom Tenant requests passes and shall be liable to Landlord for all acts of such persons. The Landlord and his agents shall in no case be liable for damages for any error with regard to the admission to or exclusion from the Building of any person. In case of invasion, mob, riot, public excitement, or other commotion, Landlord reserves the right to prevent access to the Building or the Project during the continuance thereof by any means it deems appropriate for the safety and protection of life and property.

4. No furniture, freight or equipment of any kind shall be brought into the Building without prior notice to Landlord. All moving activity into or out of the Building shall be scheduled with Landlord and done only at such time and in such manner as Landlord designates. Landlord shall have the right to prescribe the weight, size and position of all safes and other heavy property brought into the Building and also the times and manner of moving the same in and out of the Building. Safes and other heavy objects shall, if considered necessary by Landlord, stand on supports of such thickness as is necessary to properly distribute the weight. Landlord will not be responsible for loss of or damage to any such safe or property in any case. Any damage to any part of the Building, its contents, occupants or visitors by moving or maintaining any such safe or other property shall be the sole responsibility and expense of Tenant.

5. No furniture, packages, supplies, equipment or merchandise will be received in the Building except in areas and in such manner as may be reasonably designated by Landlord.

6. The requirements of Tenant will be attended to only upon application at the management office for the Project or at such office location designated by Landlord. Employees of Landlord shall not perform any work or do anything outside their regular duties unless under special instructions from Landlord.

7. No sign, advertisement, notice or handbill shall be exhibited, distributed, painted or affixed by Tenant on any part of the Premises or the Building without the prior written consent of the Landlord. Tenant shall not disturb, solicit, peddle, or canvass any occupant of the Project and shall cooperate with Landlord and its agents of Landlord to prevent same.

8. The toilet rooms, urinals, wash bowls and other apparatus shall not be used for any purpose other than that for which they were constructed, and no foreign substance of any kind whatsoever shall be thrown therein. The expense of any breakage, stoppage or damage resulting from the violation of this rule shall be borne by the tenant who, or whose servants, employees, agents, visitors or licensees shall have caused same.

9. Tenant shall not overload the floor of the Premises, nor mark, drive nails or screws, or drill into the partitions, woodwork or drywall or in any way deface the Premises or any part thereof without Landlord's prior written consent. Tenant shall not purchase spring water, ice, towel, linen, maintenance or other like services from any person or persons not approved by Landlord.

                                   EXHIBIT D

10. Except for vending machines intended for the sole use of Tenant's employees and invitees, no vending machine or machines other than fractional horsepower office machines shall be installed, maintained or operated upon the Premises without the written consent of Landlord.

11. Tenant shall not use or keep in or on the Premises, the Building, or the Project any kerosene, gasoline, explosive material, corrosive material, material capable of emitting toxic fumes, or other inflammable or combustible fluid chemical, substitute or material. Tenant shall provide material safety data sheets for any Hazardous Material used or kept on the Premises.

12. Tenant shall not without the prior written consent of Landlord use any method of heating or air conditioning other than that supplied by Landlord.

13. Tenant shall not use, keep or permit to be used or kept, any foul or noxious gas or substance in or on the Premises, or permit or allow the Premises to be occupied or used in a manner offensive or objectionable to Landlord or other occupants of the Project by reason of noise, odors, or vibrations, or interfere with other tenants or those having business therein, whether by the use of any musical instrument, radio, phonograph, or in any other way. Tenant shall not throw anything out of doors, windows or skylights or down passageways.

14. Tenant shall not bring into or keep within the Project, the Building or the Premises any animals, birds, aquariums, or, except in areas designated by Landlord, bicycles or other vehicles.

15. No cooking shall be done or permitted on the Premises, nor shall the Premises be used for the storage of merchandise, for lodging or for any improper, objectionable or immoral purposes. Notwithstanding the foregoing, Underwriters' laboratory-approved equipment and microwave ovens may be used in the Premises for heating food and brewing coffee, tea, hot chocolate and similar beverages for employees and visitors, provided that such use is in accordance with all applicable federal, state, county and city laws, codes, ordinances, rules and regulations.

16. The Premises shall not be used for manufacturing or for the storage of merchandise except as such storage may be incidental to the use of the Premises provided for in the Summary. Tenant shall not occupy or permit any portion of the Premises to be occupied as an office for a messenger-type operation or dispatch office, public stenographer or typist, or for the manufacture or sale of liquor, narcotics, or tobacco in any form, or as a medical office, or as a barber or manicure shop, or as an employment bureau without the express prior written consent of Landlord. Tenant shall not engage or pay any employees on the Premises except those actually working for such tenant on the Premises nor advertise for laborers giving an address at the Premises.

17. Landlord reserves the right to exclude or expel from the Project any person who, in the judgment of Landlord, is intoxicated or under the influence of liquor or drugs, or who shall in any manner do any act in violation of any of these Rules and Regulations.

18. Tenant, its employees and agents shall not loiter in or on the entrances, corridors, sidewalks, lobbies, courts, halls, stairways, elevators, vestibules or any Common Areas for the purpose of smoking tobacco products or for any other purpose, nor in any way obstruct such areas, and shall use them only as a means of ingress and egress for the Premises.

19. Tenant shall not waste electricity, water or air conditioning and agrees to cooperate fully with Landlord to ensure the most effective operation of the Building's heating and air conditioning system, and shall refrain from attempting to adjust any controls. Tenant shall participate in recycling programs undertaken by Landlord.

20. Tenant shall store all its trash and garbage within the interior of the Premises. No material shall be placed in the trash boxes or receptacles if such material is of such nature that it may not be disposed of in the ordinary and customary manner of removing and disposing of trash and garbage in Anaheim, California without violation of any law or ordinance governing such disposal. All trash, garbage and refuse disposal shall be made only through entry-ways and elevators provided for such purposes at such times as Landlord shall designate. If the Premises is or becomes infested with vermin as a result of the use or any misuse or neglect of the Premises by Tenant, its agents, servants, employees, contractors, visitors or licensees, Tenant shall forthwith, at Tenant's expense, cause the Premises to be exterminated from time to time to the satisfaction of Landlord and shall employ such licensed exterminators as shall be approved in writing in advance by Landlord.

21. Tenant shall comply with all safety, fire protection and evacuation procedures and regulations established by Landlord or any governmental agency.

22. Any persons employed by Tenant to do janitorial work shall be subject to the prior written approval of Landlord, and while in the Building and outside of the Premises, shall be subject to and under the control and direction of the Building manager (but not as an agent or servant of such manager or of Landlord), and Tenant shall be responsible for all acts of such persons.

23. No awnings or other projection shall be attached to the outside walls of the Building without the prior written consent of Landlord, and no curtains, blinds, shades or screens shall be attached to or hung in, or used in connection with, any window or door of the Premises other than Landlord standard drapes. All electrical ceiling fixtures hung in the Premises or spaces along the perimeter of the Building must be fluorescent and/or of a quality, type, design and a warm white bulb color approved in advance in writing by Landlord. Neither the interior nor exterior of any windows shall be coated or otherwise sunscreened without the prior written consent of Landlord. Tenant shall be responsible for any damage to the window film on the exterior windows of the Premises and shall promptly repair any such damage at Tenant's sole cost and expense. Tenant shall keep its window coverings closed during any period of the day when the sun is shining directly on the windows of the Premises. Prior to leaving the Premises for the day, Tenant shall draw or lower window coverings and extinguish all lights. Tenant shall abide by Landlord's regulations concerning the opening and closing of window coverings which are attached to the windows in the Premises, if any, which have a view of any interior portion of the Building or Building Common Areas.



                                   EXHIBIT D

24. The sashes, sash doors, skylights, windows, and doors that reflect or admit light and air into the halls, passageways or other public places in the Building shall not be covered or obstructed by Tenant, nor shall any bottles, parcels or other articles be placed on the windowsills.

25. Tenant must comply with requests by the Landlord concerning the informing of their employees of items of importance to the Landlord.

26. Tenant must comply with all applicable "NO-SMOKING" or similar governmental or quasi government rules, regulations and ordinances.

27. Tenant hereby acknowledges that Landlord shall have no obligation to provide guard service or other security measures for the benefit of the Premises, the Building or the Project. Tenant hereby assumes all responsibility for the protection of Tenant and its agents, employees, contractors, invitees and guests, and the property thereof, from acts of third parties, including keeping doors locked and other means of entry to the Premises closed, whether or not Landlord, at its option, elects to provide security protection for the Project or any portion thereof. Tenant further assumes the risk that any safety and security devices, services and programs which Landlord elects, in its sole discretion, to provide may not be effective, or may malfunction or be circumvented by an unauthorized third party, and Tenant shall, in addition to its other insurance obligations under this Lease, obtain its own insurance coverage to the extent Tenant desires protection against losses related to such occurrences. Tenant shall cooperate in any reasonable safety or security program developed by Landlord or required by law.

28. All office equipment of any electrical or mechanical nature shall be placed by Tenant in the Premises in settings approved by Landlord, to absorb or prevent any vibration, noise and annoyance.

29. Tenant shall not use in any space or in the public halls of the Building, any hand trucks except those equipped with rubber tires and rubber side guards.

30. No auction, liquidation, fire sale, going-out-of-business or bankruptcy sale shall be conducted in the Premises without the prior written consent of Landlord.

31. No tenant shall use or permit the use of any portion of the Premises for living quarters, sleeping apartments or lodging rooms.

32. Tenant shall not purchase spring water, towels, janitorial or maintenance or other similar services from any company or persons not approved by Landlord. Landlord shall approve a sufficient number of sources of such services to provide Tenant with a reasonable selection, but only in such instances and to such extent as Landlord in its judgment shall consider consistent with the security and proper operation of the Building.

33. Tenant shall install and maintain, at Tenant's sole cost and expense, an adequate, visibly marked and properly operational fire extinguisher next to any duplicating or photocopying machines or similar heat producing equipment, which may or may not contain combustible material, in the Premises.

     Landlord reserves the right at any time to change or rescind any one or more of these Rules and Regulations, or to make such other and further reasonable Rules and Regulations as in Landlord's judgment may from time to time be necessary for the management, safety, care and cleanliness of the Premises, Building, the Common Areas and the Project, and for the preservation of good order therein, as well as for the convenience of other occupants and tenants therein. Landlord may waive any one or more of these Rules and Regulations for the benefit of any particular tenants, but no such waiver by Landlord shall be construed as a waiver of such Rules and Regulations in favor of any other tenant, nor prevent Landlord from thereafter enforcing any such Rules or Regulations against any or all tenants of the Project. Tenant shall be deemed to have read these Rules and Regulations and to have agreed to abide by them as a condition of its occupancy of the Premises.

                                   EXHIBIT D

                                    EXHIBIT E


                                 STADIUM GATEWAY

                      FORM OF TENANT'S ESTOPPEL CERTIFICATE



     The undersigned as Tenant under that certain Office Lease (the "Lease") made and entered into as of ___________, 199 by and between _______________ as Landlord, and the undersigned as Tenant, for Premises on the ______________ floor(s) of the office building located at ______________, ______________, California ____________, certifies as follows:

1. Attached hereto as Exhibit A is a true and correct copy of the Lease and all amendments and modifications thereto. The documents contained in Exhibit A represent the entire agreement between the parties as to the Premises.

2. The undersigned currently occupies the Premises described in the Lease, the Lease Term commenced on __________, and the Lease Term expires on ___________, and the undersigned has no option to terminate or cancel the Lease or to purchase all or any part of the Premises, the Building and/or the Project.

3.   Base Rent became payable on ____________.

4. The Lease is in full force and effect and has not been modified, supplemented or amended in any way except as provided in Exhibit A.

5. Tenant has not transferred, assigned, or sublet any portion of the Premises nor entered into any license or concession agreements with respect thereto except as follows:






6. Tenant shall not modify the documents contained in Exhibit A without the prior written consent of Landlord's mortgagee.

7. All monthly installments of Base Rent, all Additional Rent and all monthly installments of estimated Additional Rent have been paid when due through ___________. The current monthly installment of Base Rent is $_____________________.

8. All conditions of the Lease to be performed by Landlord necessary to the enforceability of the Lease have been satisfied and Landlord is not in default thereunder. In addition, the undersigned has not delivered any notice to Landlord regarding a default by Landlord thereunder.

9. No rental has been paid more than thirty (30) days in advance and no security has been deposited with Landlord except as provided in the Lease.

10. As of the date hereof, there are no existing defenses or offsets, or, to the undersigned's knowledge, claims or any basis for a claim, that the undersigned has against Landlord.

11. If Tenant is a corporation or partnership, each individual executing this Estoppel Certificate on behalf of Tenant hereby represents and warrants that Tenant is a duly formed and existing entity qualified to do business in California and that Tenant has full right and authority to execute and deliver this Estoppel Certificate and that each person signing on behalf of Tenant is authorized to do so.

12. There are no actions pending against the undersigned under the bankruptcy or similar laws of the United States or any state.

13. Other than in compliance with all applicable laws and incidental to the ordinary course of the use of the Premises, the undersigned has not used or stored any hazardous substances in the Premises.

14. To the undersigned's knowledge, all tenant improvement work to be performed by Landlord under the Lease has been completed in accordance with the Lease and has been accepted by the undersigned and all reimbursements and allowances due to the undersigned under the Lease in connection with any tenant improvement work have been paid in full.

     The undersigned acknowledges that this Estoppel Certificate may be delivered to Landlord or to a prospective mortgagee or prospective purchaser, and acknowledges that said prospective mortgagee or prospective purchaser will be relying upon the statements contained herein in making the loan or acquiring the property of which the Premises are a part and that receipt by it of this certificate is a condition of making such loan or acquiring such property.

Executed at ______________ on the ____ day of ___________, 19  .


                    "Tenant":

                    __________________________________ ,
                    a ________________________________

                    By:   ____________________________
                          Its:  ______________________

                    By:   ____________________________
                          Its:  ______________________

                                   EXHIBIT E

                                    EXHIBIT F


                                 STADIUM GATEWAY

RECORDING REQUESTED BY
AND WHEN RECORDED RETURN TO:

ALLEN, MATKINS, LECK, GAMBLE
         & MALLORY LLP
1999 Avenue of the Stars
18th Floor
Los Angeles, California 90067
Attention:  Anton N. Natsis, Esq.


                            RECOGNITION OF COVENANTS,
                          CONDITIONS, AND RESTRICTIONS

     This Recognition of Covenants, Conditions, and Restrictions (this "Agreement") is entered into as of the __ day of ________, 199__, by and between __________________ ("Landlord"), and ________________ ("Tenant"), with reference to the following facts:

A. Landlord and Tenant entered into that certain Office Lease Agreement dated _____, 199__ (the "Lease"). Pursuant to the Lease, Landlord leased to Tenant and Tenant leased from Landlord space (the "Premises") located in an office building on certain real property described in Exhibit "A" attached hereto and incorporated herein by this reference (the "Property").

B. The Premises are located in an office building located on real property which is part of an area owned by Landlord containing approximately ___(__) acres of real property located in the City of ____________, California (the "Project"), as more particularly described in Exhibit "B" attached hereto and incorporated herein by this reference.

C. Landlord, as declarant, has previously recorded, or proposes to record concurrently with the recordation of this Agreement, a Declaration of Covenants, Conditions, and Restrictions (the "Declaration"), dated ________________, 19__, in connection with the Project.

D. Tenant is agreeing to recognize and be bound by the terms of the Declaration, and the parties hereto desire to set forth their agreements concerning the same.

     NOW, THEREFORE, in consideration of (a) the foregoing recitals and the mutual agreements hereinafter set forth, and (b) for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows,

1. TENANT'S RECOGNITION OF DECLARATION. Notwithstanding that the Lease has been executed prior to the recordation of the Declaration, Tenant agrees to recognize and by bound by all of the terms and conditions of the Declaration.

2.   MISCELLANEOUS.

     2.1  This  Agreement  shall be binding upon and inure to the benefit of the
          parties  hereto  and  their  respective   heirs,   estates,   personal
          representatives, successors, and assigns.

     2.2 This Agreement is made in, and shall be governed, enforced and construed under the laws of, the State of California.

     2.3 This Agreement constitutes the entire understanding and agreements of the parties with respect to the subject matter hereof, and shall supersede and replace all prior understandings and agreements, whether verbal or in writing. The parties confirm and acknowledge that there are no other promises, covenants, understandings, agreements, representations, or warranties with respect to the subject matter of this Agreement except as expressly set forth herein.

     2.4 This Agreement is not to be modified, terminated, or amended in any respect, except pursuant to any instrument in writing duly executed by both of the parties hereto.

     2.5 In the event that either party hereto shall bring any legal action or other proceeding with respect to the breach, interpretation, or enforcement of this Agreement, or with respect to any dispute relating to any transaction covered by this Agreement, the losing party in such action or proceeding shall reimburse the prevailing party therein for all reasonable costs of litigation, including reasonable attorneys' fees, in such amount as may be determined by the court or other tribunal having jurisdiction, including matters on appeal.

     2.6 All captions and heading herein are for convenience and ease of reference only, and shall not be used or referred to in any way in connection with the interpretation or enforcement of this Agreement.

                                   EXHIBIT F

     2.7 If any provision of this Agreement, as applied to any party or to any circumstance, shall be adjudged by a court of competent jurisdictions to be void or unenforceable for any reason, the same shall not affect any other provision of this Agreement, the application of such provision under circumstances different form those adjudged by the court, or the validity or enforceability of this Agreement as a whole.

     2.8  Time is of the essence of this Agreement.

     2.9 The Parties agree to execute any further documents, and take any further actions, as may be reasonable and appropriate in order to carry out the purpose and intent of this Agreement.

     2.10 As used herein, the masculine, feminine or neuter gender, and the singular and plural numbers, shall each be deemed to include the others whenever and whatever the context so indicates.

                                   EXHIBIT F

                        SIGNATURE PAGE OF RECOGNITION OF

                     COVENANTS, CONDITIONS AND RESTRICTIONS

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                                     "Landlord":

                                                     _________________________,
                                                     a ________________________

                                                     By:  _____________________
                                                          Its:  _______________



                                                     "Tenant":

                                                     __________________________
                                                     a ________________________

                                                     By:  _____________________
                                                          Its:  _______________

                                                     By:  _____________________
                                                        Its:  _________________


                                   EXHIBIT F

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

             New Horizons Computer Learning Center of Memphis, Inc.

            New Horizons Computer Learning Center of Nashville, Inc.

             New Horizons Computer Learning Center of Hartford, Inc.

           New Horizons Computer Learning Center of Albuquerque, Inc.

                               Nova Vista, L.L.C.

            New Horizons Computer Learning Center of Charlotte, Inc.

            New Horizons Computer Learning Center of Sacramento, Inc.

                           NHCLC of San Antonio, Inc.

              New Horizons Computer Learning Center of Denver, Inc.