Form 10-Q
period 2000-03-31
NEW HORIZONS WORLDWIDE INC
filed 2000-05-12
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

               [ X ]  QUARTERLY  REPORT  UNDER  SECTION  13 OR  15  (d)  OF  THE
                              SECURITIES  EXCHANGE ACT OF 1934
 For the quarterly  period ended March 31, 2000
                                 --------------

                                       OR

               [ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

     For the transition period from Not Applicable to
                                    --------------   ------

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

Yes X    No
    --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Number of shares of common stock outstanding at March 31, 2000: 9,692,438

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements
                          ----------------------------

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                      March 31, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                              March     December
                                                             31,2000    31, 1999
                                                             -------    --------
                                                            (unaudited)
                                                            -----------
Assets
------

Current assets:
     Cash and cash equivalents ...........................   $  3,808   $  2,868
     Accounts receivable, less allowance for doubtful
         accounts of $931 in 2000 and $943 in 1999 .......     23,059     20,991
     Inventories .........................................      1,364      1,226
     Prepaid expenses ....................................      1,601      1,438
     Deferred income tax assets ..........................      2,526      2,526
     Other current assets ................................        709        791
                                                             --------   --------

         Total current assets ............................     33,067     29,840

Property, plant and equipment, net .......................     15,339     14,797

Excess of cost over net assets of acquired companies,
     net of accumulated amortization of $3,955 in 2000
     and $3,420 in 1999 ..................................     55,177     55,718

Cash surrender value of life insurance ...................      1,070      1,070

Other assets .............................................      3,683      3,659
                                                             --------   --------

Total Assets .............................................   $108,336   $105,084
                                                             ========   ========


See accompanying notes to condensed consolidated financial statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                      March 31, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                             March      December
                                                            31,2000     31, 1999
                                                            -------     --------
                                                          (unaudited)
                                                          -----------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Current portion of long-term obligations .........   $     171    $    189
     Accounts payable .................................       2,743       2,155
     Income taxes payable .............................         935         918
     Accounts payable to franchises ...................       4,369       3,882
     Other current liabilities ........................      17,390      16,686
                                                             ------      ------

         Total current liabilities ....................      25,608      23,830

Long-term obligations, excluding current portion ......       4,510       6,730
Deferred income tax liability .........................         835         835
Deferred rent .........................................         871         885
Other long-term liabilities ...........................         118         127
                                                          ---------    --------

         Total liabilities ............................      31,942      32,407
                                                          ---------    --------
Stockholders' equity:
     Preferred stock without par value, 2,000,000 shares
         authorized, no shares issued ..................        --          --
     Common stock, $.01 par value, 15,000,000 shares
         authorized; issued and outstanding 9,877,438
         shares in 1999 and 9,788,583 shares in 1999 ...         99          97
     Additional paid-in capital ........................     38,109      37,098
     Retained earnings .................................     39,484      36,780
     Treasury stock at cost - 185,000 shares in 2000
         and 1999 ......................................     (1,298)     (1,298)
                                                          ---------    --------


         Total stockholders' equity ...................      76,394      72,677
                                                          ---------    --------

Total Liabilities & Stockholders' Equity ..............   $ 108,336    $105,084
                                                          =========    ========

     See accompanying notes to condensed consolidated financial statements

                  Condensed Consolidated Statements of Earnings

                  New Horizons Worldwide, Inc. and Subsidiaries

              Three Months ended March 31, 2000 and March 31, 1999
                                   (unaudited)
                                   -----------
                (Dollars in thousands except Earnings Per Share)



                                                            Three Months Ended
                                                          ----------------------
                                                            March        March
                                                          31, 2000      31, 1999
                                                          --------      --------
Revenues
     Franchising
         Franchise fees .............................     $    501      $    388
         Royalties ..................................        5,453         4,732
         Other ......................................        1,117           580
                                                          --------      --------
         Total franchising revenues .................        7,071         5,700
     Company-owned training centers .................       26,954        16,402
                                                          --------      --------
         Total revenues .............................       34,025        22,102

Cost of revenues ....................................       15,773         9,751

Selling, general and administrative expenses ........       13,706         9,941
                                                          --------      --------
Operating income ....................................        4,546         2,410

Investment income (expense), net ....................          (40)          197
                                                          --------      --------
Income before income taxes ..........................        4,506         2,607

Provision for income taxes ..........................        1,802           988
                                                          --------      --------
Net income ..........................................     $  2,704      $  1,619
                                                          ========      ========

                                                          $   0.28      $   0.17
                                                          ========      ========
Basic Earnings Per Share

Diluted Earnings Per Share ..........................     $   0.27      $   0.16
                                                          ========      ========


     See accompanying notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows

                  New Horizons Worldwide, Inc. and Subsidiaries
                                        \
              Three Months ended March 31, 2000 and March 31, 1999
                                   (unaudited)
                                   -----------
                             (Dollars in thousands)

                                                            Three Months Ended
                                                          ----------------------
                                                            March        March
                                                          31, 2000      31, 1999
                                                          --------      --------


Cash flows from operating activities
Net income ............................................    $  2,704    $  1,619
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization ....................       1,832       1,183
     Deferred  compensation ...........................        --           158
     Cash provided (used) from the change in
       (net of effects of acquisitions):
         Accounts receivable, net .....................      (2,068)        (66)
         Inventories ..................................        (138)       (204)
         Prepaid expenses and other current assets ....         (81)       (358)
         Other  assets ................................         (24)          6
         Accounts payable .............................         588       1,332
         Other current liabilities ....................       1,237         313
         Income taxes payable .........................         270         601
         Deferred rent ................................         (14)         (8)
                                                           --------    --------
              Net cash provided by operating activities       4,306       4,576
                                                           --------    --------

Cash flows from investing activities
     Purchase of marketable securities ................        --          (169)
     Redemption of marketable securities ..............        --         7,578
     Additions to property, plant and equipment .......      (1,831)     (1,702)
     Cash paid for acquired companies, net of cash
       acquired .......................................        --        (2,762)
                                                           --------    --------
       Net cash (used) provided by investing activities      (1,831)      2,945
                                                           --------    --------


Cash flows from financing activities
     Proceeds from issuance of common stock ...........         712          25
     Proceeds from debt obligations ...................          21      (2,859)
     Principal payments on debt obligations ...........      (2,268)       (344)
                                                           --------    --------
       Net cash used by financing activities ..........      (1,535)     (3,178)
                                                           --------    --------

Net increase in cash and  cash equivalents ............         940       4,343

Cash and cash equivalents at beginning of period ......       2,868       6,873
                                                           --------    --------

Cash and cash equivalents at end of period ............    $  3,808    $ 11,216
                                                           ========    ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest .....................................    $    118    $     22
                                                           ========    ========
         Income taxes .................................    $  1,392    $    280
                                                           ========    ========

                 Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
              Three Months ended March 31, 2000 and March 31, 1999
                                   (unaudited)
                             (Dollars in thousands)


      Supplemental Disclosure of Noncash Transactions -

                                                           Three Months Ended
                                                          ----------------------
                                                            March        March
                                                          31, 2000      31, 1999
                                                          --------      --------


Noncash investing and financing activities:
     Income tax benefit from exercise of stock
       options and warrants                                   $253          $  8
                                                              ====          ====


During the three months ended March 31, 2000, the Company issued common stock with a value of $46 at the date of issuance as additional consideration for a previous acquisition. During the three months ended March 31, 1999, the Company issued common stock with a value of $791 at the date of issuance for the acquisition of the Albuquerque, New Mexico franchise.

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

          For the Three Months ended March 31, 2000 and March 31, 1999
                                   (unaudited)
                                   -----------
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and March 31, 1999. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999.

Note 2    Certain   items   on   the   1999   financial   statements  have  been
          reclassified to conform to the 2000 presentation.

Note 3 Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The Company's comprehensive income for the three months ended March 31, 2000 and 1999 is presented below:

                                                           Three Months Ended
                                                          ----------------------
                                                            March        March
                                                          31, 2000      31, 1999
                                                          --------      --------

          Net income ..................................   $  2,704      $  1,619

          Other comprehensive income, net of tax:
               Unrealized holding gains/(losses) on
               available for sale securities arising
               during the year ........................        --             80
                                                          --------      --------


          Comprehensive income ........................   $  2,704      $  1,699
                                                          ========      ========


Note 4 In June 1997 the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by the Company for the fiscal year ended December 31, 1998.

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



                                                                     Company-owned                       Executive
                                                                        Centers       Franchising          Office       Consolidated
                                                                     -------------    -----------        ---------      ------------

 For the three months ended March 31, 2000

Revenues from external customers ...........................          $ 26,954          $  7,071          $   --            $ 34,025
Depreciation and amortization expense ......................             1,616               216              --               1,832
Income tax expense .........................................               904               898              --               1,802
Net income .................................................             1,336             1,368              --               2,704

Total assets ...............................................            86,348            18,223             3,765           108,336
Capital expenditures .......................................             1,728               103              --               1,831

For the three months ended March 31, 1999

Revenues from external customers ...........................          $ 16,402          $  5,700          $   --            $ 22,102
Depreciation and amortization expense ......................               995               188              --               1,183
Income tax expense .........................................               475               513              --                 988
Net income .................................................               776               843              --               1,619

Total assets ...............................................            50,982            19,390            18,738            89,110
Capital expenditures .......................................               980               722              --               1,702


Note 5 The Company computes earnings per share based on SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

          The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

                                      Three Months Ended
                                    ----------------------
                                      March        March
                                    31, 2000      31, 1999
                                    --------      --------

                     Basic EPS      9,646,175    9,390,740

                     Diluted EPS   10,116,784    9,921,043

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

Revenues from company-owned training centers operated by New Horizons consist primarily of training fees and fees derived from the sale of courseware development. Cost of revenues consists primarily of instructor costs, courseware costs, rent, utilities, classroom equipment, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are personnel costs associated with technical and facilities support, scheduling, training, accounting and finance, and sales.

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, and revenue earned from Corporate Education Solutions. Cost of revenues consists primarily of costs associated with courseware development and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, Corporate Education Solutions support, advertising expenses, and franchise sales expenses.

REVENUES

Revenues increased $11,923 or 53.9% to $34,025 for the first quarter of 2000 compared to $22,102 for the first quarter of 1999. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Charlotte, Sacramento, Stockton, San Antonio, and Denver franchises since the first quarter of 1999, revenue increases at franchises that were open more for than twelve months, and additional franchises added to the system. System-wide revenues for the first quarter were $123,152, up 20.2% from $102,452 for the same period in 1999. Revenues from locations open more than 12 months, both franchised and company-owned, grew 15.8% in the first quarter of 2000 compared to the same period in 1999.

COST OF REVENUES

Cost of revenues increased $6,022 or 61.8% for the first quarter of 2000 compared to the same period in 1999. As a percentage of revenues, cost of revenues increased to 46.4% in the first quarter of 2000 from 44.1% in the first quarter of 1999. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter as discussed above. The increase as a percentage of revenues was due to increased franchise support, and higher training, courseware, and overhead expenses in and associated with the acquisition of the Charlotte, Sacramento, Stockton, San Antonio, and Denver franchises.

SELLING,GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $3,765 or 37.9% for the first quarter of 2000 as compared to the first quarter of 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 40.3% for the first quarter of 2000 from 45.0% for the same period in 1999. The increase in selling, general and administrative expenses in absolute dollars was due to increased spending in the areas of sales and marketing, national advertising, and additional expenses resulting from the acquisition of the five franchises. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the increase in revenue and control over the addition of non-revenue producing employees.

INVESTMENT INCOME, NET

Investment income decreased $133 or 56.6% for the first quarter of 2000 compared to the same period in 1999. As a percentage of revenues, investment income decreased to 0.3% for the first quarter of 2000 when compared to 1.1% for the first quarter of 1999. The decrease in investment income in absolute dollars was due mainly to the use of funds to purchase the Albuquerque, Charlotte, Sacramento, Stockton, and San Antonio franchises.

Interest expense increased $104 or 274% for the first quarter of 2000 when compared to the first quarter of 1999. The higher interest expense was due mainly to an increase in debt resulting from the franchise buy-backs in 1999.

INCOME TAXES

The Company's effective tax rate was 40.0% for the first quarter of 2000 and 37.9% for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's working capital was $7,459 and its cash and cash equivalents totaled $3,808. Working capital as of March 31, 2000 reflected an increase of $1,449 or 24.1% from $6,010 as of December 31, 1999.

The Company currently maintains a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements, at an interest rate equal to the bank's prime rate, 9.0% at March 31, 2000 less 0.5%. The Company had no new borrowings against the line of credit in 2000. The outstanding balance as of March 31, 2000 was $4.5 million. As of March 31, 2000, the Company has $15.5 million and $5 million available for borrowing under the acquisition and short-term financing portions of the credit facility, respectively.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first three months of 2000 the Company spent approximately $1,836 on capital items. Capital expenditures for 2000 are expected to total approximately $4,800.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.


INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

The statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act.

Important factors which may result in variations from results contemplated by such forward-looking statements include, but are by no means limited to: (1) the Company's ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training which could have more favorable economics with respect to timing and delivery costs; (2) the Company's ability to attract and retain qualified instructors; (3) the rate at which new software applications are introduced by manufacturers and the Company's ability to keep up with new applications and enhancements to existing applications; (4) the level of expenditures devoted to upgrading information systems and computer software by customers; (5) the Company's ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (6) the Company's ability to manage the growth of its business.

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

The Company's primary interest rate risk exposure results from floating rate debt on its line of credit. At March 31, 2000, most of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from March 31, 2000 rates, and assuming no changes in long-term debt from the March 31, 2000 levels, the additional annual expense would be approximately $45 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company's revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

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

On January 6, 2000, the Company issued 3,855 shares of the Company's common stock as additional consideration to a previously acquired franchise for certain performance targets achieved. The average price of the Company's stock seven days before and after the date of the transaction was $11.83 per share of common stock. Thus, the aggregate value of the 3,855 shares of common stock on the date of the transaction was $46. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

                           PART II: Other Information


ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit Index


Exhibit
Number     Description of Documents
------     ------------------------

10.1** Amendment dated January 4, 2000 to relocation agreement between the Registrant and Thomas J. Bresnan (1)

10.2** Severance agreement dated January 4, 2000 between the Registrant and Kenneth M. Hagerstrom (1)

10.3** Severance agreement dated January 4, 2000 between the Registrant and Robert S. McMillan (1)

10.4      Lease   Agreement   dated  February  15,  2000  between  New  Horizons
          Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Registrant(1)


27        Financial Data Schedule*



(1) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.


          *  Filed herewith
          ** Compensatory plan or agreement

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  NEW HORIZONS WORLDWIDE, INC.
                                                  (Registrant)


Date:    May 12, 2000               By:  /s/      ----------------------------
                                                  Robert S. McMillan
                                                  NEW HORIZONS WORLDWIDE, INC.
                                                  Chief Financial Officer