Form 10-Q
period 2000-06-30
NEW HORIZONS WORLDWIDE INC
filed 2000-08-14
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   Not Applicable   to
                               ------------------    -----------------

                         Commission File Number 0-17840

                          NEW HORIZONS WORLDWIDE, INC.
              -----------------------------------------------------
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

                                 (714) 432-7600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
          _____________________________________________________________

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


Number of shares of common stock outstanding at June 30, 2000: 9,764,894

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                       June 30, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                             June 30,   December
                                                              2000      31, 1999
                                                           (unaudited)
                                                             --------   --------
Assets
------
Current assets:
     Cash and cash equivalents ...........................   $  1,879   $  2,868
     Accounts receivable, less allowance for doubtful
         accounts of $406 in 2000 and $943 in 1999 .......     24,422     20,991
     Inventories .........................................      1,438      1,226
     Prepaid expenses ....................................      1,388      1,438
     Deferred income tax assets ..........................      2,526      2,526
     Other current assets ................................        880        791
                                                             --------   --------
         Total current assets ............................     32,364     29,840

Property, plant and equipment, net .......................     15,069     14,797

Excess of cost over net assets of acquired companies,
     net of accumulated amortization of $4,511 in 2000
     and $3,420 in 1999 ..................................     59,377     55,718

Cash surrender value of life insurance ...................      1,070      1,070

Other assets .............................................      3,289      3,659
                                                             --------   --------
Total Assets .............................................   $111,169   $105,084
                                                             ========   ========

      See accompanying notes to condensed consolidated financial statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                       June 30, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                             June 30,   December
                                                              2000      31, 1999
                                                           (unaudited)
                                                             --------   --------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Current portion of long-term obligations .......     $     149    $    189
     Accounts payable ...............................         2,678       2,155
     Income taxes payable ...........................          --           918
     Accounts payable to franchises .................         4,972       3,882
     Other current liabilities ......................        17,501      16,686
                                                          ---------     -------
         Total current liabilities ..................        25,300      23,830

Long-term obligations, excluding current portion ....         3,258       6,730
Deferred income tax liability .......................           835         835
Deferred rent .......................................           856         885
Other long-term liabilities .........................           120         127
                                                          ---------     -------
         Total liabilities ..........................        30,369      32,407
                                                          ---------     -------

Stockholders' equity:
     Preferred stock without par value, 2,000,000 shares
         authorized, no shares issued ...............          --           --
    Common stock, $.01 par value, 15,000,000 shares
         authorized; issued and outstanding 9,949,894,
            shares in 2000 and 9,788,583 shares in 1999          99          97
     Additional paid-in capital .....................        39,346      37,098
     Retained earnings ..............................        42,653      36,780
     Treasury stock at cost - 185,000 shares in 2000
         and 1999 ...................................        (1,298)     (1,298)
                                                          ---------     -------
         Total stockholders' equity .................        80,800      72,677
                                                          ---------     -------

Total Liabilities & Stockholders' Equity ............     $ 111,169    $ 05,084
                                                          =========    ========

      See accompanying notes to condensed consolidated financial statements

                  Condensed Consolidated Statements of Earnings

                  New Horizons Worldwide, Inc. and Subsidiaries

           Six and Three Months ended June 30, 2000 and June 30, 1999
                                   (unaudited)
                (Dollars in thousands except Earnings Per Share)


                                       Six Months Ended      Three Months Ended
                                      -------------------   --------------------
                                      June 30,   June 30,   June 30,    June 30,
                                        2000       1999       2000        1999
                                      --------   --------   --------    --------
Revenues
   Franchising
        Franchise fees ............   $    869   $  1,069   $    368    $    681
        Royalties .................     11,445      9,636      5,992       4,904
        Other .....................      2,487      1,317      1,370         737
                                      --------   --------   --------    --------
        Total franchising revenues      14,801     12,022      7,730       6,322

   Company-owned training centers .     55,873     37,980     28,919      21,578
                                      --------   --------   --------    --------
        Total revenues ............     70,674     50,002     36,649      27,900

Cost of revenues ..................     32,437     22,261     16,664      12,510

Selling, general and
   administrative expenses ........     28,426     21,409     14,720      11,468
                                      --------   --------   --------    --------
Operating income ..................      9,811      6,332      5,265       3,922

Investment income (expense), net ..        (23)       333         17         136
                                      --------   --------   --------    --------
Income before income taxes ........      9,788      6,665      5,282       4,058

Provision for income taxes ........      3,915      2,572      2,113       1,584
                                      --------   --------   --------    --------

Net income ........................   $  5,873   $  4,093   $  3,169    $  2,474
                                      ========   ========   ========    ========

Basic Earnings Per Share ..........   $   0.61   $   0.43   $   0.33    $   0.26
                                      ========   ========   ========    ========

Diluted Earnings Per Share ........   $   0.58   $   0.41   $   0.31    $   0.25
                                      ========   ========   ========    ========

      See accompanying notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows

                  New Horizons Worldwide, Inc. and Subsidiaries
                Six Months ended June 30, 2000 and June 30, 1999
                                   (unaudited)
                             (Dollars in thousands)

                                                             Six         Six
                                                            Months      Months
                                                            Ended       Ended
                                                           June 30,    June 30,
                                                             2000        1999
                                                           ---------   ---------
Cash flows from operating activities
Net income ............................................    $  5,873    $  4,093
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ....................        3,749       2,644
    Deferred compensation ............................         --           148
    Cash provided (used) from the change in:
      Accounts receivable ............................       (3,431)     (1,732)
        Inventories ..................................         (212)        (42)
        Prepaid expenses and other current assets ....           50        (246)
        Other assets .................................          543         384
        Accounts payable .............................          523        (378)
        Other current liabilities ....................        1,905         900
        Income taxes payable/refundable ..............         (754)       (303)
        Deferred rent ................................          (29)        (15)
                                                           ---------   ---------
          Net cash provided  by operating activities .         8,217       5,453
                                                           ---------   ---------

Cash flows from investing activities
  Purchase of marketable securities ...................        --          (279)
  Redemption of marketable securities .................        --        15,828
  Cash surrender value of life insurance ..............        --          (429)
  Additions to property, plant and equipment ..........      (2,930)     (3,744)
  Cash paid for acquired companies, net of cash acquired       --       (12,875)
  Cash paid for previous acquisitions (Note 3) ........      (3,488)        (42)
                                                           ---------   ---------
          Net cash used by investing activities .......      (6,418)     (1,541)
                                                           ---------   ---------

Cash flows from financing activities
  Proceeds from issuance of common stock ..............         731          22
  Proceeds from debt obligations ......................       1,522      (2,984)
  Principal payments on debt obligations ..............      (5,041)       (705)
                                                           ---------   ---------
          Net cash used by financing activities .......      (2,788)     (3,667)
                                                           ---------   ---------

Net (decrease) increase in cash and cash equivalents ..        (989)        245

Cash and cash equivalents at beginning of period ......       2,868       6,873
                                                           ---------   ---------
Cash and cash equivalents at end of period ............    $  1,879    $  7,118
                                                           ========    ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest .....................................    $    216    $     39
                                                           ========    ========
         Income taxes .................................    $  4,354    $  2,656
                                                           ========    ========

      See accompanying notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of CASH FLOWS
                  New Horizons Worldwide, Inc. and Subsidiaries
                Six Months ended June 30, 2000 and June 30, 1999
                                   (unaudited)
                             (Dollars in thousands)


      Supplemental Disclosure of Noncash Transactions --

                                                         Six              Six
                                                        Months           Months
                                                        Ended            Ended
                                                       June 30,         June 30,
                                                         2000             1999
                                                      ---------        ---------
    Non cash investing and financing activities:
         Income tax benefit from exercise of stock
           options and warrants                       $     257        $       8
                                                      =========        =========



During the six months ended June 30, 2000, the Company issued 74,811 shares of common stock with a value of $1,262 at the date of issuance as additional consideration for previous acquisitions.

During the six months ended June 30, 1999, the Company issued 129,636 shares of common stock with a value of $2,603 at the date of issuance for the acquisition of the Albuquerque, New Mexico, Charlotte, North Carolina, Sacramento and Stockton, California and San Antonio, Texas franchises.

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

            For the Six Months ended June 30, 2000 and June 30, 1999
                                   (unaudited)
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 2000 and the results of operations for the six and three month periods ended June 30, 2000 and June 30, 1999. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999.

Note 2    Certain   items  on   the   1999   financial   statements   have  been
          reclassified to conform to the 2000 presentation.

Note 3 During the six months ended June 30, 2000, the Company granted additional consideration for previous acquisitions of $3,488 in cash and issued 74,811 shares of the Company's stock due to the acquired centers meeting certain performance targets.

Note 4    Effective   January  1,  1998,  the  Company   adopted  SFAS  No.  130
          "Reporting Comprehensive Income." The Company's comprehensive income for the six months ended June 30, 2000 and 1999 is presented below:

                                                             Six          Six
                                                            Months       Months
                                                            Ended        Ended
                                                           June 30,     June 30,
                                                             2000         1999
                                                          ---------    ---------

         Net income .................................     $   5,873    $   4,093

         Other comprehensive income, net of tax:
              Unrealized holding gains/(losses) on
                available for sale securities arising
                during the year .....................          --             30
                                                          ---------    ---------

         Comprehensive income .......................     $   5,873    $   4,123
                                                          =========    =========

Note 5    The  Company  operates  in  two  business  segments  --  company-owned
          training  centers  and  franchising   operations.   The  company-owned
          training  centers  segment  operates  wholly-owned  computer  training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue such as from the Corporate Education Solutions program. The two segments are identified on the basis of the source of revenues and the services offered. Information on the Company's segments is as follows:

                                     Company
                                      Owned       Fran-    Executive     Consol-
                                     Centers     chising    Office       idated
                                    --------    --------   ---------    --------
For the six months ended June 30,
     2000
--------------------------------
Revenues from external .........    $ 55,873    $ 14,801    $   --      $ 70,674
  customers
Depreciation and ...............       3,317         432        --         3,749
  amortization expense
Income tax expense .............       1,991       1,924        --         3,915
Net income .....................       2,895       2,978        --         5,873

Total assets ...................      89,510      17,083       4,576     111,169
Capital expenditures ...........       2,478         452        --         2,930


For the six months ended June 30,
     1999
---------------------------------
Revenues from external .........     $37,980     $12,022     $  --       $50,002
  customers
Depreciation and ...............       2,242         402        --         2,644
  amortization expense
Income tax expense .............       1,362       1,210        --         2,572
Net income .....................       2,122       1,971        --         4,093

Total assets ...................      68,901      18,006       6,434      93,341
Capital expenditures ...........       2,197       1,454          93       3,744



Note 6 The Company computes earnings per share based on SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options.

          The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

                             Six Months Ended             Three Months Ended
                         -------------------------     -------------------------
                           June 30,       June 30,       June 30,       June 30,
                             2000          1999           2000           1999
                         ----------     ----------     ----------     ----------
          Basic EPS ...   9,680,551      9,469,742      9,714,927      9,518,799

          Diluted EPS .  10,209,438     10,001,548     10,300,847     10,053,743

          The difference between the shares used for calculating Basic EPS and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

Note 7 On December 6, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.

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

Revenues
--------

Revenues increased $8,749 or 31.4% to $36,649 for the second quarter of 2000 and increased $20,672 or 41.3% for the first half of 2000 compared to the same periods in 1999. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Denver franchise in September 1999, revenue increases at franchises open more for than twelve months, and additional franchises added to the system. System-wide revenues for the second quarter were $136,367, up 24.1% from $109,894 for the same period in 1999. For the first half of 2000, system-wide revenues grew 22.2% to $259,514 from $212,346 for the first half of 1999. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 20.2% in the second quarter of 2000 and 18.1% in the first half of 2000 compared to the same periods in 1999.

Cost of Revenues
----------------

Cost of revenues increased $4,154 or 33.2% for the second quarter of 2000 and increased $10,176 or 45.7% for the first half of 2000 compared to the same periods in 1999. As a percentage of revenues, cost of revenues increased to 45.5% in the second quarter of 2000 from 44.8% and increased to 45.9% for the first half of 2000 from 44.5% compared to the same periods in 1999. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the second quarter and the first half of 2000 as discussed above, higher training, facilities and depreciation expenses in and associated with the acquisition of the Denver franchise in September 1999. The increase in cost of revenues as a percentage of revenues in the second quarter and first half of 2000 was a result of the increase in company-owned revenue as a percentage of total revenue. The franchising segment operates at a higher gross margin than the company-owned segment.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $3,252 or 28.4% for the second quarter of 2000 and increased $7,017 or 32.8% for the first half of 2000 compared to the same periods in 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 40.2% for the second quarter and first half of 2000 from 41.1% and 42.8%, respectively, for the same periods in 1999. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, and the acquisition of the Denver franchise in September 1999. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

Investment Income, Net
----------------------

Investment income decreased $27 or 16.9% for the second quarter of 2000 and decreased $161 or 40.8% for the first half of 2000 compared to the same periods in 1999. As a percentage of revenues, investment income decreased to 0.4% for the second quarter of 2000 and to 0.3% for the first half of 2000 compared to 0.6% and 0.8% for the same periods in 1999, respectively. The decrease in investment income in absolute dollars was due mainly to the use of funds to purchase the Denver franchise acquired in September 1999 and payments made to reduce the outstanding borrowings against the line of credit.

Interest expense increased $92 or 383% for the second quarter of 2000 and increased $195 or 315% for the first half of 2000 compared to the same periods in 1999. The higher interest expense was due mainly to higher outstanding borrowings in the first six months of 2000 compared to the corresponding period in 1999.

Income Taxes
------------

The Company's effective tax rate was 40% for the first quarter and first half of 2000.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, the Company's working capital was $7,064 and its cash and cash equivalents totaled $1,879. Working capital as of June 30, 2000 reflected an increase of $1,054 or 17.5% from $6,010 as of December 31, 1999.

The Company currently maintains a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements, at an interest rate equal to the bank's prime rate, 9.5% at June 30, 2000, less 0.5%. The Company reduced outstanding borrowings against the line of credit in 2000 by $3,450. The outstanding balance as of June 30, 2000 was $3,250. As of June 30, 2000, the Company had $16,750 and $5 million available for borrowing under the acquisition and short-term financing portions of the credit facility, respectively.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first six months of 2000 the Company spent approximately $2,930 on capital items. Capital expenditures for 2000 are expected to total approximately $6,500.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.


Information About Forward-Looking Statements
--------------------------------------------

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

The Company's primary interest rate risk exposure results from floating rate debt on its line of credit. At June 30, 2000, most of the Company's total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from June 30, 2000 rates, and assuming no changes in long-term debt from the June 30, 2000 levels, the additional annual expense would be approximately $33 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

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

On January 6, 2000, the Company issued 3,855 shares of the Company's common stock as additional consideration to a previously acquired franchise as certain performance targets were achieved. The average price of the Company's stock seven days before and after the date of the transaction was $11.83 per share of common stock. Thus, the aggregate value of the 3,855 shares of common stock on the date of the transaction was $46.

On May 16, 2000, the Company issued 29,122 shares of the Company's common stock as additional consideration to a previously acquired franchise as certain performance targets were achieved. The average price of the company's stock seven days before and after the date of the transaction was $16.88 per share of common stock. Thus, the aggregate value of the 29,122 shares of common stock on the date of transaction was $491.

On June 14, 2000, the Company issued 41,834 shares of the Company's common stock as additional consideration to a previously acquired franchise as certain performance targets were achieved. The average price of the company's stock seven days before and after the date of the transaction was $17.35 per share of common stock. Thus, the aggregate value of the 41,834 shares of common stock on the date of transaction was $725.

Registration  under the  Securities Act of 1933 was not effected with respect to
the   transactions   described   above  in  reliance  upon  the  exemption  from
registration provided by Section 4(2) of the Securities Act of 1933.

                           PART II: Other Information


Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


(a)     Exhibit Index


Exhibit
Number    Description of Documents
-------   ------------------------

10.1 Lease Agreement dated April 27, 2000 between New Horizons Worldwide, Inc. and 1114 Trizechahn-Swig, L.L.C., guaranteed by the Registrant*

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


                                                  NEW HORIZONS WORLDWIDE, INC.
                                                  (Registrant)


Date:    August 14, 2000                    By:  /s/
                                                  Robert S. McMillan
                                                  NEW HORIZONS WORLDWIDE, INC.
                                                  Chief Financial Officer

                =================================================



                          1114 TRIZECHAHN-SWIG, L.L.C.,


                                    LANDLORD






                                       AND



                  NEW HORIZONS COMPUTER LEARNING CENTERS, INC.,

                                     TENANT












                                  ____________

                                    L E A S E
                                  _____________


                           DATED: as of April __, 2000


                 Premises: Portion of the Concourse Level
                           1114 Avenue of the Americas
                           New York, New York 10036


               ==================================================

                                TABLE OF CONTENTS

Article                                                                     Page
-------                                                                     ----

i
08/09/00
649998/020
969511v1
1. Basic Lease Provisions; Demise Of Premises.................................1
2 Commencement Of Lease Term; Landlord's Contribution.........................2
3. Rent  .....................................................................5
4. Use   .....................................................................6
5. Alterations; Liens; Tenant's Property......................................6
6. Repairs And Maintenance...................................................10
7. Compliance With Law.......................................................11
8. Insurance.................................................................13
9. Fire Or Casualty..........................................................15
10. Assignment And Subletting................................................17
11. Non-Liability; Indemnification...........................................24
12. Condemnation.............................................................25
13. Access; Building Name....................................................26
14. Bankruptcy...............................................................27
15. Defaults, Remedies, Damages..............................................28
16. Curing Tenant's Defaults; Reimbursement..................................30
17. Quiet Enjoyment..........................................................31
18. Building Services........................................................31
19. Taxes; Operating Expenses................................................35
20. Electricity..............................................................40
21. Broker...................................................................44
22. Subordination............................................................44
23. Estoppel Certificate.....................................................46
23. Legal Proceedings........................................................46
25. Surrender................................................................47
26. Rules And Regulations....................................................47
27. Persons Bound............................................................48
28. Notices..................................................................48
29. Partnership Tenant.......................................................49
30. No Waiver; Entire Agreement..............................................50
31. Miscellaneous Provisions; Definitions....................................50
32. Inability To Perform; Severability.......................................54
33. Security.................................................................54
33. Renewal Option...........................................................55
35. Additional Premises......................................................57



EXHIBIT "A" - Floor Plans...................................................A-1
EXHIBIT "B" - Commencement Date Agreement...................................B-1
EXHIBIT "C" - Landlord's Work...............................................C-1
EXHIBIT "D" - Description of Land...........................................D-1
EXHIBIT "E" - Cleaning Specifications.......................................E-1
EXHIBIT "F" - Rules and Regulations.........................................F-1
EXHIBIT "G" - Letter of Credit..............................................G-1
EXHIBIT "H" - Approved Contractors..........................................H-1
EXHIBIT "I" - Building Unit Specifications..................................I-1
EXHIBIT "J" - Subordination, Non-Disturbance and Attornment Agreement.......J-1
EXHIBIT "K" - Concourse Level Space.........................................K-1
EXHIBIT "L" - Elevator Shaft................................................L-1
EXHIBIT "M-1" - Ground Floor Premises.......................................M-1
EXHIBIT "M-2" - Additional Concourse Premises...............................M-2
EXHIBIT "N" - Supplemental Premises.........................................N-1

                          INDEX OF DEFINED TERMS
                          ----------------------

TERM                                                                     SECTION
----                                                                     -------

AAA........................................................................11.05
Additional Concourse Premises..............................................35.01
Additional Premises Commencement Date......................................35.01
Additional Premises........................................................35.01
Alterations................................................................31.19
Annual Statement...........................................................19.04
Approved Contractor List....................................................5.01
Assignment Sublet Notice...................................................10.03
Authorized Use.............................................................31.19
Base Electric Charge.......................................................20.03
Base Operating Year.........................................................1.01
Base Tax Amount.............................................................1.01
Building...................................................................31.19
Building Insurance..........................................................8.01
Building Systems...........................................................31.19
Business Days..............................................................18.02
Business Hours.............................................................18.02
Commencement Date...........................................................1.01
Concourse Level Space......................................................34.01
Continued Occupancy Period.................................................25.02
Decorations................................................................35.05
Delivery Obligation.........................................................2.02
Demised Premises............................................................1.01
Designated Broker...........................................................1.01
Determination Date.........................................................34.03
Disabilities Act ...........................................................7.01
Electric Inclusion Factor..................................................20.03
Electric Rate..............................................................20.02
Electricity Additional Rent................................................20.02
Elevator Shaft.............................................................18.01
Emergency Generator........................................................18.01
Emergency Power............................................................18.01
Emergency Power Charge.....................................................18.01
Estimate Statement.........................................................19.04
Estimated Payment..........................................................19.04
Events of Default..........................................................15.01
Excess......................................................................7.03
Exercise Date..............................................................34.01
Existing Capacity..........................................................20.01
Existing Occupant..........................................................35.01
Expedited Arbitration......................................................11.05
Expiration Date.............................................................2.01
Extra Rubbish Removal......................................................18.01
First Lease Period..........................................................1.01
Fixed Rent..................................................................1.01
Ground Floor Premises......................................................35.01
Ground Floor Signs.........................................................35.05
Hazardous Materials.........................................................7.01
Holidays...................................................................18.02
HVAC Unit..................................................................18.01
Indemnified Party..........................................................11.03
Initial Occupancy Date.....................................................20.02
Insurance Boards...........................................................31.19
Interest Rate..............................................................16.01
Interruption................................................................6.02
Issuing Bank...............................................................33.03
Labor Costs................................................................19.02
Land.......................................................................31.19
Landlord..........................................................Preface, 27.01
Landlord's Consultant......................................................20.02
Landlord's Contribution.....................................................2.05
Landlord's Delivery Work....................................................2.02
Landlord's Occupancy Work...................................................2.02
Landlord's Electricity Cost................................................20.02

TERM                                                                     SECTION
----                                                                     -------

Landlord's Work.............................................................2.02
Lease Term................................................................. 1.01
Legal Requirements........................................................ 31.19
Letter of Credit...........................................................33.03
Marketing Notice...........................................................10.03
Market Value Rent..........................................................34.02
Material Interruption.......................................................6.02
Maximum Occupancy Number....................................................7.06
Minor Alterations...........................................................5.01
Mortgage...................................................................31.19
Mortgagee..................................................................31.19
Mortgagee NDA..............................................................22.06
MVR Notice.................................................................34.03
MVR Objection Notice.......................................................34.03
NDA Outside Date...........................................................22.06
Non-Renewal Notice.........................................................33.03
Notice.....................................................................28.01
Occupancy Date..............................................................2.02
Occupancy Obligation........................................................2.02
Occupancy Payment..........................................................25.02
Occupancy Reading Date.....................................................20.02
Operating Dispute Notice...................................................19.04
Operating Expense Payment..................................................19.04
Operating Expenses.........................................................19.02
Operating Statement........................................................19.02
Operating Year.............................................................19.02
OSHA Requirements...........................................................7.01
Outside Date...............................................................35.01
Overlandlord...............................................................31.19
Overtime Periods...........................................................18.02
Partnership Tenant ........................................................29.01
Persons Within Tenant's Control............................................31.19
Profit.....................................................................10.06
Public Utility.............................................................20.02
Recapture Date.............................................................10.03
Recapture Notice...........................................................10.03
Recapture Options..........................................................10.03
Recapture Sublease.........................................................10.03
Recurring Additional Rent..................................................31.19
Related Corporation........................................................10.02
Renewal Notice.............................................................34.01
Renewal Option.............................................................34.01
Renewal Term...............................................................34.01
Rentable Square Feet .......................................................1.01
Rent Commencement Date......................................................3.01
Repairs....................................................................31.19
Second Lease Period.........................................................1.01
Security...................................................................33.01
Security Deposit Amount.....................................................1.01
Signs......................................................................31.20
Specialty Alterations.......................................................5.06
Stairway...................................................................35.03
Sublease Premises..........................................................10.03
Submeter...................................................................20.02
Substantially Complete......................................................2.02
Successor Corporation......................................................10.02
Supplemental Premises......................................................35.07
Supplemental Premises Commencement Date....................................35.07
Surrender Date.............................................................25.01
Target Completion Date......................................................2.02
Tax Payment................................................................19.03
Tax Statement..............................................................19.03
Tax Year...................................................................19.02
Taxes......................................................................19.02
Taxing Authority...........................................................19.02

TERM                                                                     SECTION
----                                                                     -------

Tenant............................................................Preface, 31.03
Tenant Delay................................................................2.03
Tenant Electricity.........................................................20.02
Tenant's Consultant........................................................20.03
Tenant's Contractors........................................................5.01
Tenant's Initial Contractors................................................5.01
Tenant's Initial Work......................................................31.19
Tenant's Operating Share....................................................1.01
Tenant's Tax Share..........................................................1.01
Third Lease Period..........................................................1.01
Underlying Lease...........................................................31.19

     INDENTURE OF LEASE (this "Lease") made as of this _____ day of April, 2000, by and between 1114 TRIZECHAHN-SWIG, L.L.C., a New York corporation having an office at c/o TrizecHahn Office Properties Inc., 1411 Broadway, New York, New York 10018, Attention: General Manager (hereinafter referred to as "Landlord"), and NEW HORIZONS COMPUTER LEARNING CENTERS, INC., a California corporation having an office at 1231 East Dyer Road, Suite 110, Santa Ana, California 92705 (hereinafter referred to as "Tenant").

                              W I T N E S S E T H :

                                    ARTICLE 1

                   BASIC LEASE PROVISIONS; DEMISE OF PREMISES


Section 1.01.
-------------
For the purposes of this Lease (including all of the schedules, riders and exhibits, if any, annexed to this Lease), the terms set forth below shall have the definitions which immediately follow such terms, and such definitions are hereby incorporated into this Lease wherever used:

Base  Operating  Year - The "Base  Operating  Year" shall mean the calendar year
2000.

Base Tax Amount - The Base Tax Amount shall mean the amount of Taxes with respect to calendar year 2000. The Base Tax Amount shall be determined by averaging the Taxes with respect to (i) the fiscal year commencing July 1, 1999, and ending June 30, 2000, and (ii) the fiscal year commencing July 1, 2000, and ending June 30, 2001. By way of example only, if the Taxes for the 1999/2000 fiscal year were $100,000, and the Taxes for the 2000/2001 fiscal year were $120,000, the Base Tax Amount would be equal to $110,000.

Commencement Date - The "Commencement Date" shall mean the date set forth in Subsection 2.01A below.

Demised Premises - The "Demised Premises" shall mean that area of the concourse level of the Building which is shown on the hatched portion of the plan annexed hereto as Exhibit "A" and made a part hereof.

Designated Broker - The "Designated Broker" shall Schlesinger & Company, LLC.

Expiration Date - The "Expiration Date" shall mean the date set forth in Subsection 2.01B below.

Fixed Rent - The "Fixed Rent" shall be:

(i) during the period beginning on the Rent Commencement Date and continuing through and including the last day of the calendar month in which the fifth
     (5th) anniversary of the Commencement Date shall occur (the "First Lease Period"), ONE MILLION ONE HUNDRED NINETY-ONE THOUSAND NINE HUNDRED EIGHTEEN ($1,191,918.00) DOLLARS per annum, to be paid by Tenant in equal monthly installments of $99,326.50 each;

(ii) during the period beginning on the day immediately following the expiration of the First Lease Period and continuing through and including the last day of the calendar month in which the tenth (10th) anniversary of the Commencement Date shall occur (the "Second Lease Period"), ONE MILLION THREE HUNDRED THIRTEEN THOUSAND ONE HUNDRED THIRTY ($1,313,130.00) DOLLARS per annum, to be paid by Tenant in equal monthly installments of $109,427.50 each; and

(iii)during the period beginning on the day immediately following the expiration of the Second Lease Period and continuing through and including the Expiration Date (the "Third Lease Period"), ONE MILLION THREE HUNDRED NINETY-THREE THOUSAND NINE HUNDRED THIRTY-EIGHT ($1,393,938.00) DOLLARS per annum, to be paid by Tenant in equal monthly installments of $116,161.50 each.

Lease Term - The "Lease Term" shall mean the period of years (and/or portions thereof) that this Lease shall be in effect, commencing on the Commencement Date and ending on the Expiration Date, unless sooner terminated as provided in this Lease or by law.

Rentable Square Feet - The term "Rentable Square Feet" shall refer to the number of rentable square feet in the Demised Premises, and shall be deemed to be 40,404 square feet, as agreed to by Landlord and Tenant following Tenant's inspection of (or opportunity to inspect) the Demised Premises or plans thereof.

Security Deposit Amount - The "Security Deposit Amount" shall mean $650,000.00, subject to reduction in accordance with Section 33.03 of this Lease.

Tenant's Operating Share - The term "Tenant's Operating Share" shall mean 2.95%, for so long as Landlord shall own the entire Building. If a portion or portions of the Building (but not the entire Building) shall be sold, transferred or conveyed, then Tenant's Operating Share shall be changed to that percentage which shall be equal to a fraction, the numerator of which shall be the Rentable Square Feet, and the denominator of which shall be the aggregate rentable square feet of office space in that portion of the Building owned by Landlord at such time (and from time to time), as reasonably determined by Landlord's architect; provided that such denominator shall be applied uniformly to all other Building tenants.

Tenant's Tax Share - The term "Tenant's Tax Share" shall mean 2.95%, for so long as Landlord shall own the entire Building. If a portion or portions of the Building (but not the entire Building) shall be sold, transferred or conveyed, then Tenant's Tax Share shall be changed to that percentage which shall be equal to a fraction, the numerator of which shall be the Rentable Square Feet, and the denominator of which shall be the aggregate rentable square feet of office space and retail space in that portion of the Building owned by Landlord at such time (and from time to time), as reasonably determined by Landlord's architect; provided that such denominator shall be applied uniformly to all other Building tenants.

Section 1.02.
-------------
Tenant acknowledges and agrees that none of the definitions and agreements contained in Section 1.01 above (including the definition of Rentable Square
Feet) shall be construed as or deemed to be a representation or warranty by Landlord concerning the actual size of the Demised Premises.

Section 1.03.
-------------
Landlord hereby leases to Tenant, and Tenant hereby hires from Landlord, the Demised Premises, together with the right to use, in common with others, such portions of the lobbies, elevators and other public portions of the Building as may be necessary for access to the Demised Premises, for the Lease Term, and for the Fixed Rent and additional rent herein reserved, and subject to all of the covenants, agreements, terms, conditions, limitations, reservations and provisions hereinafter set forth.


                                    ARTICLE 2

               COMMENCEMENT OF LEASE TERM; LANDLORD'S CONTRIBUTION


Section 2.01.
-------------
A. The term of this Lease shall commence on the date (the "Commencement Date") that shall be the later to occur of (i) the date first set forth above as the execution date of this Lease, and (ii) the date that Landlord shall deliver the Demised Premises to Tenant with the Delivery Obligation (as such term is defined in Section 2.02 below) having been satisfied.

B. The term of this Lease shall expire at noon on April 30, 2014 (the "Expiration Date"), or shall end on such earlier date upon which such term may expire or be cancelled or terminated pursuant to the provisions of this Lease or by law.

C. Promptly following the Commencement Date, Landlord and Tenant shall execute and deliver a supplementary agreement (in the form annexed hereto as Exhibit "B", and pertaining to the matters set forth therein) setting forth the dates of the Commencement Date and the Expiration Date, but the failure to so execute or deliver said supplementary agreement shall not in any way reduce either party's obligations or rights under this Lease.

Section 2.02.
-------------
A. Tenant agrees to accept possession of the Demised Premises in "as is" and "where is" condition as of the date hereof, subject to the completion by Landlord, at Landlord's cost and expense, of the work to prepare the Demised Premises for Tenant, as specified in Exhibit "C" which is annexed hereto and made a part hereof ("Landlord's Work"). Landlord shall use commercially reasonable efforts to Substantially Complete (as defined below) each item of Landlord's Work specified on Exhibit "C" as "Landlord's Delivery Work" (the "Delivery Obligation") on or before May 1, 2000 (the "Target Completion Date"). Thereafter, Landlord shall use commercially reasonable efforts to Substantially Complete each item of Landlord's Work specified on Exhibit "C" as "Landlord's Occupancy Work" (the "Occupancy Obligation") prior to the date upon which Tenant shall be ready to occupy the Demised Premises for the conduct of Tenant's business therein (the "Occupancy Date"); provided, however, Landlord shall complete Item #3 of Landlord's Occupancy Work (as set forth on Exhibit C) within (30) days after Tenant shall have delivered (i) notice to Landlord that Tenant shall then be prepared to commence Tenant's Initial Work, and (ii) together with such notice, evidence reasonably satisfactory to Landlord that Tenant shall have obtained, in accordance with the provisions of Article 5 below, all permits, authorizations and consents necessary to commence Tenant's Initial Work. All materials, work, labor, fixtures and installations required for completion of the Demised Premises and the operation of Tenant's business thereat, other than Landlord's Work, shall (subject to the provisions of Article 5 below) be promptly furnished and performed by Tenant, at Tenant's own cost and expense.

B. The term "Substantially Complete" shall mean, with respect to any work (including Landlord's Work), that such work shall have been completed substantially in accordance with (i) the provisions of this Lease applicable thereto, and (ii) the plans and specifications, if any, for such work, except for minor details of construction, decoration and mechanical adjustments, if any, the non-completion of which does not interfere (other than to a de minimis extent) with Tenant's use of the Demised Premises for the ordinary conduct of Tenant's business or, as the case may be, for the prosecution of Tenant's Initial Work.

C. Without limiting the generality of the foregoing, Tenant acknowledges and agrees that it shall be Tenant's obligation, at Tenant's own cost and expense and as part of Tenant's Initial Work, to obtain and maintain in force and effect any amendment to the existing certificate of occupancy necessary to permit Tenant's use and occupancy of the Demised Premises. Tenant agrees to use the "expediter" designated by Landlord for the purpose of obtaining any amendment to the existing said certificate of occupancy, who shall be hired by Tenant at Tenant's own cost and expense; provided that the fee of such expediter shall be competitive with the fees of other expediters in the City of New York. Landlord agrees to cooperate in good faith with Tenant in order to facilitate Tenant's efforts to obtain said amendment to the existing certificate of occupancy (including by curing those violations affecting the Demised Premises which would prevent Tenant from obtaining said amendment, and by promptly executing any permits, applications or other documents required in connection therewith).

Section 2.03.
-------------
A. If Landlord shall be unable to give possession of the Demised Premises to Tenant with the Delivery Obligation having been satisfied on or before the Target Completion Date by reason of the fact that the Demised Premises are not ready for occupancy, or for any other reason, Landlord shall not be subjected to any liability for the failure to give possession with the Delivery Obligation having been satisfied on said date. Except as otherwise expressly provided in this Section 2.03, no such failure to give possession with the Delivery Obligation having been satisfied on such specific date shall affect the validity of this Lease or the obligations of Tenant hereunder or be deemed to extend the Lease Term, but the rent reserved and covenanted to be paid hereunder shall not commence until possession of the Demised Premises shall be given or shall be made available for occupancy by Tenant, except that if such failure to give possession with the Delivery Obligation having been satisfied has been caused by any Tenant Delay (as defined below), there shall be no abatement of rent. Except as otherwise expressly provided in this Section 2.03, if repairs, improvements or decorations of the Demised Premises, if any, as may be expressly provided in this Lease to be made by Landlord, are not completed on or before the Target Completion Date or the Occupancy Date, as the case may be, Landlord shall not be subject to any liability for any delay in such completion. Notwithstanding anything to the contrary contained in this Subsection 2.03, and subject to the provisions of Section 3.01 below, if: (i) Landlord shall not have satisfied the Delivery Obligation on the Target Completion Date or the Occupancy Obligation on the Occupancy Date, as the case may be, (ii) Tenant shall be otherwise ready to perform Tenant's Initial Work on the Target Completion Date or occupy the Demised Premises for the conduct of Tenant's business therein on the Occupancy Date, as the case may be, and
     (iii) Landlord's failure to have satisfied the Delivery Obligation shall preclude Tenant from commencing the performance of Tenant's Initial Work, or Landlord's failure to have satisfied the Occupancy Obligation shall preclude Tenant from occupying the Demised Premises for the conduct of Tenant's business therein, as the case may be, then, as Tenant's sole remedy in connection therewith, the Rent Commencement Date shall be postponed by one (1) day for each day after the Target Completion Date that Landlord shall have failed to satisfy the Delivery Obligation, or by one
     (1) day for each day after the Occupancy Date that Landlord shall have failed to satisfy the Occupancy Obligation, as the case may be.

B.   Intentionally omitted.

C. The term "Tenant Delay" shall mean any delay which Landlord may encounter in the performance of Landlord's obligations under this Lease if the same shall be the result of any act or omission of Tenant or of any Person Within Tenant's Control.

Section 2.04.
-------------
The parties hereto agree that this Article 2 constitutes an express provision as to the time at which Landlord shall deliver possession of the Demised Premises to Tenant, and Tenant hereby waives any rights to rescind this Lease which Tenant might otherwise have pursuant to Section 223-a of the Real Property Law of the State of New York, or pursuant to any other law of like import now or hereafter in force.

Section 2.05.
-------------
A. Subject to the terms and conditions hereinafter set forth, Landlord agrees to provide a construction allowance ("Landlord's Contribution") to reimburse Tenant for the cost expended by Tenant to perform Tenant's Initial Work, in an aggregate amount not to exceed $929,292.00. Landlord shall fund the portion of Landlord's Contribution then being requisitioned in the manner set forth in Subsections 2.05B and 2.05C below, but only if all of the following conditions shall have been satisfied:

     (i) Tenant shall not then be in default (after notice of such default shall have theretofore been given to Tenant) with respect to any of the terms, covenants or conditions to be performed or observed by Tenant under this Lease;

     (ii) Tenant shall have obtained, and at all times during the construction period shall maintain, all necessary and appropriate permits, licenses, authorizations and approvals from all governmental authorities having or asserting jurisdiction in connection with such construction, and shall have delivered true copies thereof to Landlord; and

     (iii)Tenant shall have  delivered  to  Landlord,  for approval by Landlord:
          (x) a completed requisition for payment (using the AIAG702 form, or any successor form, issued by the American Institute of Architects), certified and sworn to by Tenant's architect stating or accompanied by: (1) the amount being requested, (2) receipted invoices for all labor and materials theretofore performed as part of Tenant's Initial Work, (3) to the best of such architect's knowledge, the amount of Landlord's Contribution theretofore paid to Tenant, (4) the value of labor and materials theretofore performed and incorporated in the Demised Premises and the aggregate value of the entire Tenant's Initial Work to be performed, and (5) that the work completed to date has been performed in good and workmanlike manner in accordance with the plans and specifications approved by Landlord and in compliance with all Legal Requirements; and (y) with respect to all requisitions made by Tenant subsequent to the first requisition made by Tenant pursuant to this subdivision 2.05A(iii), receipted invoices for all labor and materials that were the subject of the immediately preceding requisition, and waivers of lien from all contractors, subcontractors and materialmen who shall have furnished materials or supplies or performed work or services in connection with Tenant's Initial Work.

B. Within thirty (30) days after Tenant shall have complied with all of the conditions set forth in the foregoing Subsection 2.05A, Landlord shall pay to Tenant an amount equal to that portion of Landlord's Contribution which shall equal, on a percentage basis, that portion of Tenant's Initial Work then completed in accordance with the provisions hereof, as certified by Tenant's architect, less all amounts of Landlord's Contribution previously disbursed; provided, however, that (x) Landlord shall not be required to make more than one (1) payment per calendar month, and (y) the disbursements hereunder shall be subject to a retention of ten (10%) percent until Tenant's Initial Work shall have been finally and fully completed and approved. Notwithstanding anything to the contrary contained in this Section 2.05, in the event that Landlord shall not so pay any installment of Landlord's Contribution within such 30-day period, and such failure continues for ten (10) Business Days after notice thereof from Tenant to Landlord, then, in such event, upon five (5) days additional notice to Landlord, Tenant shall have the right to offset any unpaid installment of Landlord's Contribution against the next due monthly installment(s) of Fixed Rent.

C. Provided that Tenant shall not then be in default (after notice of such default shall have theretofore been given to Tenant) with respect to any of the terms, covenants or conditions to be performed or observed by Tenant under this Lease, then, within thirty (30) days following the last to occur of: (i) Tenant's request for payment of the final installment of Landlord's Contribution, (ii) completion of Tenant's Initial Work in accordance with the provisions of Article 5 below, (iii) the certification of Tenant's architect that Tenant's Initial Work has been completed in a good and workmanlike manner, to the satisfaction of Tenant's architect, in accordance with the plans and specifications approved by Landlord and in compliance with all Legal Requirements, (iv) delivery by Tenant to Landlord of waivers of lien from all contractors, subcontractors and materialmen who shall have furnished materials or supplies or performed work or services in connection with Tenant's Initial Work, (v) delivery by Tenant to Landlord of true copies of final approvals of Tenant's Initial Work by all governmental authorities having or asserting jurisdiction (including the New York City Department of Buildings), and (vi) delivery by Tenant to Landlord of "as built" drawings with respect to Tenant's Initial Work, the balance of Landlord's Contribution which has not been previously disbursed (but, in the aggregate, not in excess of the total cost of Tenant's Initial
     Work), shall be disbursed to Tenant. Tenant expressly agrees that Landlord's obligation to pay the final installment of Landlord's Contribution shall be conditioned upon Tenant's timely compliance with the requirements set forth in clauses (i) - (vi) of this Subsection 2.05C.

D. Landlord's obligation to pay Landlord's Contribution shall only apply to that part of Tenant's Initial Work consisting of (i) the installation of walls, partitions, fixtures, improvements and appurtenances permanently attached to or built into the Demised Premises, including the following: mechanical systems, flooring, ceilings, duct work, electrical wiring, plumbing, millwork and supplemental air-conditioning systems (if any), decorating, affixed carpeting and other floor coverings, and (ii) architectural fees and engineering fees (with any such fees being referred to herein as "soft costs"), but shall not include business and trade fixtures, machinery, equipment or other articles of personal property; provided, however, that in no event shall Landlord be required to pay more than fifteen (15%) percent (i.e., $139,393.80) of Landlord's Contribution for any such "soft costs" incurred in connection with the performance of Tenant's Initial Work.

Section 2.06.
-------------
Landlord and Tenant acknowledge and agree that, in order to expedite the build-out of the Demised Premises in as efficient a manner as possible, Landlord and Tenant intend to perform portions of Landlord's Work and Tenant's Initial Work contemporaneously. Landlord and Tenant further acknowledge and agree that, in order to maximize such efficiency, Landlord and Tenant shall use commercially reasonable efforts to cooperate with the other in the scheduling and performance of each party's respective work. Notwithstanding the foregoing, in the event that a conflict in such scheduling shall arise, and Landlord and Tenant shall be unable to resolve such scheduling conflict in accordance with the provisions of this Section 2.06, then the scheduling of Landlord's Work shall take priority over the scheduling of Tenant's Initial Work.

                                    ARTICLE 3

                                      RENT


Section 3.01.
-------------
Tenant covenants and agrees that, commencing on October 15, 2000 (the "Rent Commencement Date") and continuing thereafter throughout the entire Lease Term, Tenant shall pay to Landlord the Fixed Rent at the annual rate set forth in
Section 1.01, in equal monthly installments, in advance, on the first day of each calendar month during the Lease Term, at the office of Landlord or such other place as Landlord may designate, without any abatement, reduction, setoff, counterclaim, defense or deduction whatsoever, except as expressly provided herein. Upon the execution of this Lease, Tenant shall pay to Landlord the installment of Fixed Rent due hereunder for the October, 2000, calendar month of the Lease Term. In the event that Tenant's obligation to pay Fixed Rent shall commence on a date which shall be other than the first day of a calendar month, the same shall be prorated at the rental rate applicable during the first year of the Lease Term, and shall be paid by Tenant to Landlord together with the first full monthly installment of Fixed Rent as shall become due hereunder.

Section 3.02.
-------------
All costs, charges, expenses and payments (including the payments required to be made by Tenant pursuant to Article 19 below) which Tenant assumes, agrees or shall be obligated to pay to Landlord or others pursuant to this Lease (other than Fixed Rent) shall be deemed additional rent, and, in the event that Tenant shall fail to timely pay the same, Landlord shall have all of the rights and remedies with respect thereto as are provided for herein or by applicable law in the case of non-payment of rent.

Section 3.03.
-------------
Tenant covenants to pay the Fixed Rent and additional rent as in this Lease provided, when due and without notice or demand, in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment. If any installment of Fixed Rent or any additional rent shall not be paid within five (5) days after such installment of Fixed Rent or additional rent shall have first become due, Tenant shall also pay to Landlord (i) an administrative late charge in the amount of $250.00, and (ii) interest thereon from the due date until such installment of Fixed Rent or additional rent is fully paid at the "Interest Rate" (defined in Article 16 below); provided that Tenant shall not be required to pay said late charge or interest the first time in any twelve (12) month period that Tenant has not paid any such installment of Fixed Rent or additional rent, as the case may be, within five (5) days after such installment shall first come due, unless Tenant shall not have paid such installment of Fixed Rent or additional rent, as the case may be, within five (5) days after having received notice that such installment of Fixed Rent or additional rent, as the case may be, is due. Such administrative late charge and interest charge shall be due and payable as additional rent with the next monthly installment of Fixed Rent. Upon default in payment by Tenant of any of the aforementioned charges, Landlord shall have all the rights and remedies provided for upon default of the Fixed Rent. The foregoing obligations on the part of the Tenant shall not preclude the simultaneous or subsequent exercise by Landlord of any and all other rights or remedies provided for in this Lease or now or hereafter existing at law or in equity or by statute or otherwise. No payment by Tenant or receipt by Landlord of a lesser amount than the Fixed Rent or additional rent herein stipulated shall be deemed to be other than on account of the earliest stipulated Fixed Rent or additional rent (unless Landlord, in Landlord's sole and absolute discretion, shall otherwise and in writing so elect), nor shall any endorsement or statement on any check or in any letter accompanying any check or payment, as Fixed Rent or additional rent, be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such Fixed Rent and additional rent or pursue any other remedy provided in this Lease, at law or in equity.

Section 3.04.
-------------
If all or any part of the Fixed Rent or additional rent shall at any time become uncollectible, reduced or required to be refunded by virtue of any Legal Requirements (including rent control or stabilization laws), then for the period prescribed by said Legal Requirements, Tenant shall pay to Landlord the maximum amounts permitted pursuant to said Legal Requirements, and Tenant shall execute and deliver such agreement(s) and take such other steps as Landlord may request and as may be legally permissible to permit Landlord to collect the maximum rent which, from time to time during the continuance of such legal rent restriction, may be legally permissible (and not in excess of the amounts then reserved therefor under this Lease). Upon the expiration or other legal termination of the applicable period of time during which such amounts shall be uncollectible, reduced or refunded: (a) the Fixed Rent and additional rent shall become and shall thereafter be payable in accordance with the amounts reserved herein for the periods following such expiration or termination, and (b) Tenant shall pay to Landlord as additional rent, within fifteen (15) days after demand, all uncollected, reduced or refunded amounts that would have been payable for the aforesaid period absent such Legal Requirements. The provisions of the immediately preceding sentence shall survive the expiration or sooner termination of this Lease.

Section 3.05.
-------------
If Landlord shall direct Tenant to pay Fixed Rent or additional rent to a "lockbox" or other depository whereby checks issued in payment of Fixed Rent or additional rent (or both, as the case may be) are initially cashed or deposited by a person or entity other than Landlord (albeit on Landlord's authority), then, for any and all purposes under this Lease: (i) Landlord shall not be deemed to have accepted such payment until ten (10) days after the date on which Landlord shall have actually received such funds, and (ii) Landlord shall be deemed to have accepted such payment if (and only if) within said ten (10) day period, Landlord shall not have refunded (or attempted to refund) such payment to Tenant. Nothing contained in the immediately preceding sentence shall be construed to place Tenant in default of Tenant's obligation to pay rent if and for so long as Tenant shall timely pay the rent required pursuant to this Lease in the manner designated by Landlord.

Section 3.06.
-------------
Notwithstanding anything to the contrary contained in this Article 3, provided that Landlord shall give Tenant not less than ten (10) days notice thereof
(which notice shall identify a domestic bank and contain appropriate wire instructions), Tenant shall pay all future monthly installments of Fixed Rent at the office of such domestic bank, by wire transfer of immediately available federal funds, to the account of Landlord. On not less than ten (10) days notice, Landlord may thereafter revise or revoke such direction to pay Fixed Rent by wire transfer. If Landlord shall direct Tenant to pay Fixed Rent by wire transfer, then Tenant shall not be in default of Tenant's obligation to pay Fixed Rent if and for so long as Tenant shall timely comply with Landlord's wire instructions in connection with such payments. Accordingly, if Tenant shall have timely complied with Landlord's instructions pertaining to a wire transfer, but the funds shall thereafter have been misdirected or not accounted for properly by the recipient bank designated by Landlord, then the same shall not relieve Tenant's obligation to make the payment so wired, but shall toll the due date for such payment until the wired funds shall have been located. However, for all other purposes under this Lease: (i) Landlord shall not be deemed to have accepted such payment until ten (10) days after the date on which such funds shall have actually been deposited in Landlord's account at said bank, and (ii) Landlord shall be deemed to have accepted such payment if (and only if) within said ten (10) day period, Landlord shall not have refunded (or attempted to refund) such payment to Tenant.


                                    ARTICLE 4

                                       USE


Section 4.01.
-------------
Subject to the provisions of Article 10 below with respect to any permitted subtenant or assignee, Tenant shall use and occupy the Demised Premises for the Authorized Use, and for no other purpose.

Section 4.02.
-------------
Without in any way limiting the restrictions on use contained in Section 4.01, Tenant specifically agrees that Tenant shall not permit any part of the Demised Premises to be used for retail banking or lending purposes of any kind (but the foregoing restriction shall apply only if the same shall be open to the general public on an "off the street" basis); or for a safe deposit business or the sale of travelers checks and/or foreign exchange; or as a kitchen, restaurant or cafeteria; or for manufacturing, storage, shipping or receiving; or for retail securities brokerage purposes (but the foregoing restriction shall apply only if the same shall be open to the general public on an "off the street" basis); or for any retail sales or as a store; or for the sale of any food or beverage; or as a news and cigar stand (or anything similar thereto); or for any sale of merchandise with delivery at or from the Demised Premises; or for the production of samples or workroom; or for any purpose other than the Authorized Use. In addition, the Demised Premises may not be used by (i) an agency, department or bureau of the United States Government, any state or municipality within the United States, or any foreign government, or any political subdivision of any of them, or (ii) any tax exempt entity within the meaning of Section 168(h)(2) of the Internal Revenue Code of 1986, as amended, or any successor or substitute statute, or rule or regulation applicable thereto (as same may be amended).

Section 4.03.
-------------
Tenant expressly acknowledges that irreparable injury will result to Landlord in the event of a breach of any of the covenants made by Tenant in this Article 4, and it is agreed that, in the event of such breach, Landlord shall be entitled, in addition to any other remedies available, to an injunction to restrain the violation thereof. Breach of any of Tenant's covenants under this Article shall also constitute an Event of Default pursuant and subject to the provisions of
Article 15 hereof.


                                    ARTICLE 5

                      ALTERATIONS; LIENS; TENANT'S PROPERTY


Section 5.01.
-------------
A. Except as otherwise expressly provided in this Section 5.01, Tenant shall make no Alterations in or to the Demised Premises, including removal or installation of partitions, doors, electrical installations, plumbing installations, water coolers, heating, ventilating and air-conditioning or cooling systems, units or parts thereof or other apparatus of like or other nature, whether structural or non-structural, without Landlord's prior written consent and then only by contractors or mechanics approved in writing by Landlord. Notwithstanding anything to the contrary contained in this Section 5.01: (i) Tenant shall have the right, on not less than ten
     (10) Business Days prior written notice to Landlord, but without being required to obtain Landlord's consent, to perform painting, installation of wall coverings and carpet installation, and (ii) Tenant shall have the right, on not less than ten (10) Business Days prior written notice to Landlord, but without being required to obtain Landlord's consent, to perform Alterations in or to the Demised Premises which do not require the issuance of a building permit or any other governmental authorization ("Minor Alterations"), provided that (x) such Minor Alterations are made entirely, and visible only, within the Demised Premises, (y) such Minor Alterations do not cost in excess of $100,000, in the aggregate, over a twelve-month period, and (z) together with such notice, Tenant shall give Landlord a copy of the plans and specifications prepared by Tenant in respect of such proposed Alterations, and, unless Landlord shall advise Tenant within said ten (10) Business Day period that Landlord contends that the performance of such Alterations requires Landlord's consent, Tenant shall have the right to proceed to perform such Alterations, but Tenant shall nonetheless comply with all of the other requirements governing Alterations set forth in this Article 5.

B.   It shall be  Tenant's  responsibility  and  obligation  to ensure  that all
     Alterations: (i) shall be made at Tenant's own cost and expense and at such times and in such manner as Landlord may from time to time designate (including rules governing Alterations as Landlord may from time to time make as provided under the provisions of Article 26 below), (ii) shall comply with all Legal Requirements (including NYC Local Laws No. 5 of 1973, No. 16 of 1984 and No. 58 of 1988, each as amended from time to time, and all Legal Requirements then in effect relating to asbestos and to access for the handicapped or disabled) and all orders, rules and regulations of Insurance Boards, (iii) shall be made promptly and in a good and workmanlike manner using prime quality materials, and (iv) shall not affect the appearance of the Building or be visible from the exterior of the Building, it being Landlord's intention to keep the exterior appearance of the Building uniform (and, in pursuance thereof, Landlord shall have the right to approve the appearance of all such Alterations, including ceiling heights, blinds, lighting, signs and other decorations). In order to ensure, maintain and control the quality and standards of materials and workmanship in and the effective security of the Building, including the Demised Premises, Tenant acknowledges that it is reasonable to require Tenant, and Tenant hereby covenants and agrees, to use only general contractors, construction managers and subcontractors (collectively, "Tenant's Contractors") first approved in writing by Landlord; provided, however, that any Alterations to the sprinkler, Class E or other life/safety systems of the Building, or connections to the condenser water system of the Building, shall be performed only by such contractor(s) designated by Landlord. Landlord expressly reserves the right to exclude from the Building any person attempting to perform any work or act as a Tenant's Contractor without Landlord's prior written consent. Notwithstanding anything to the contrary contained herein, Tenant shall be required, as part of Tenant's Initial Work (but nonetheless subject to Landlord's approval in accordance with the provisions of this Article 5), to cause Tenant's Contractor to re-engineer the existing sprinkler loop in a manner consistent with Tenant's use of the Demised Premises for the Authorized Use.

C.   Intentionally omitted.

D.   Except as otherwise  expressly  provided  herein,  the  provisions  of this
     Article 5 shall apply to Tenant's Initial Work, as well as to all future Alterations.

E.   Intentionally omitted.

F. (i) A list of currently approved contractors and major trade subcontractors is annexed hereto as Exhibit "H" and made a part hereof. The contractors and subcontractors identified on said list shall be deemed to be approved only for the performance of Tenant's Initial Work, and not for future Alterations. Following completion of Tenant's Initial Work, Landlord shall have the unfettered right to revise said list in any manner that Landlord deems appropriate; provided, however, that for the entire Lease Term, Landlord shall maintain a list (the "Approved Contractor List") of not less than five
          (5) approved general contractors and three (3) subcontractors for each of the major trades, whose fees shall be reasonably competitive in the marketplace and who shall not be affiliated with Landlord. At Tenant's request, Landlord shall furnish to Tenant a copy of the then current Approved Contractor List from time to time during the Lease Term.

     (ii) Notwithstanding anything to the contrary contained herein, Tenant hereby expressly acknowledges and agrees that Tenant shall be entitled to use (a) Sweet Construction, (b) John Gallin & Sons, (c) Tri-Con Construction, and/or (d) Tri-Star Construction (the "Tenant's Initial Contractors") in connection with Tenant's Initial Work only if (x) Tenant shall solicit bids for general contractor services from at least two (2) other general contractors identified on Exhibit H, and
          (y) any Tenant's Initial Contractor hired shall use only subcontractors identified on said Exhibit H.

G. As part of Tenant's Initial Work, Tenant, in accordance with applicable Legal Requirements, shall design and construct so-called "areas of refuge" designed to accommodate the Maximum Occupancy Number (as defined in Section
     7.06 below) of people.

Section 5.02.
-------------
A. Prior to commencing the performance of any Alterations, Tenant shall furnish to Landlord:

     (i) Plans and specifications (to be prepared by a licensed architect or engineer engaged by Tenant, at the cost and expense of Tenant), in sufficient detail to be accepted for filing by the New York City Building Department (or any successor or other governmental agency serving a similar function), of such proposed Alterations, and Tenant shall not commence the performance thereof unless and until Landlord shall have given written consent to said plans and specifications;

     (ii) A certificate  evidencing  that Tenant (or Tenant's  Contractors)  has
          (have) procured and paid for worker's compensation insurance covering all persons employed in connection with the work who might assert claims for death or bodily injury against Overlandlord, Landlord, Tenant, the Land and/or the Building;

     (iii)Such additional personal injury and property damage insurance (over and above the insurance required to be carried by Tenant pursuant to the provisions of Section 8.03 below), and builder's risk, fire and other casualty insurance (x) as Landlord may reasonably require in connection with the work to be done for Tenant, and (y) as shall be consistent with Landlord's requirements of other tenants in the Building performing similar work in the Building;

     (iv) If the work requires expenditures by Tenant in excess of an amount equal to six (6) monthly installments of the then prevailing Fixed Rent, a surety company performance bond in form and substance satisfactory to Landlord (procured at Tenant's own cost and expense), issued by a surety company acceptable to Landlord, or other security satisfactory to Landlord, in an amount equal to at least 120% of the estimated cost of such Alterations, guaranteeing to Landlord, Overlandlord and any Mortgagee the completion thereof and payment therefor within a reasonable time, free and clear of all liens, encumbrances, chattel mortgages, security interests, conditional bills of sale and other charges, and in accordance with the plans and specifications approved by Landlord;

     (v) Such permits, authorizations or consents as may be required by any applicable Legal Requirements, all of which shall be obtained at Tenant's cost and expense, provided, however, that no plans, specifications or applications shall be filed by Tenant with any governmental authority without Tenant first obtaining Landlord's written consent thereto; and

     (vi) A written letter of authorization, in form satisfactory to Landlord, signed by all architects, engineers, surveyors, designers and contractors who become involved in such Alterations, which shall confirm that, at Landlord's request, any and all of their respective drawings, plans and permits are to be removed or withdrawn from any filing with governmental authorities.

B. In the event that Landlord shall submit the plans and specifications referred to in clause (i) of Subsection 5.02A above to Landlord's architects and/or engineers for review, Tenant shall reimburse Landlord as additional rent for Landlord's expenses of such review within ten (10) days after written notice to Tenant of the amount of such expense.

C. Tenant shall keep accurate and complete cost records of all Alterations performed by Tenant or by Persons Within Tenant's Control, and shall furnish to Landlord true copies thereof and/or of all contracts entered into and work orders issued by Tenant in connection therewith within thirty
     (30) days following Landlord's request therefor. Landlord's review of, and/or any failure by Landlord to object to, any such contract or work order shall not: (i) be construed as an approval by Landlord of such contract or work order or the contents thereof, (ii) impose any liability on Landlord in connection therewith, or (iii) relieve Tenant of any obligation of Tenant with respect to such Alterations or the Demised Premises as otherwise set forth in this Lease.

D. (i) If Landlord shall not have approved or disapproved Tenant's plans and specifications for Alterations within (x) in the case of initially submitted plans and specifications, fifteen (15) Business Days after Landlord's receipt thereof, and (y) with respect to any resubmitted plans, ten (10) Business Days after Landlord's receipt thereof, Landlord shall (subject to the provisions of subdivision 5.02D(ii) below) be deemed to have approved such plans and specifications. If Landlord shall disapprove of any plans and specifications, such disapproval must be accompanied by a written explanation of such disapproval.

     (ii) In order for Landlord to be deemed to have given approval to any plans and specifications submitted (or resubmitted) by Tenant, the same must be accompanied by a notice which identifies the architect or engineer who prepared said plans and specifications, and which bears the following legend typed in bold, capital letters at the top: "IF LANDLORD SHALL FAIL TO APPROVE OR DISAPPROVE THE ENCLOSED PLANS AND SPECIFICATIONS WITHIN THE TIME PERIODS SPECIFIED IN SUBSECTION 5.02D(i) OF THE LEASE, LANDLORD SHALL BE DEEMED TO HAVE APPROVED SUCH PLANS AND SPECIFICATIONS."

Section 5.03.
-------------

A. In no event shall any material or equipment be incorporated in or to the Demised Premises in connection with any Alteration which is subject to any lien, encumbrance, chattel mortgage, security interest, charge of any kind whatsoever, or is subject to any conditional sale or other similar or dissimilar title retention agreement.

B.   Tenant  shall not create or permit to be created any lien,  encumbrance  or charge  (levied  on account of any taxes or any  mechanic's,  laborer's  or materialman's lien, conditional sale, title retention agreement or otherwise) which might be or become a lien, encumbrance or charge upon the Land or Building or any part thereof or the income therefrom, and Tenant shall not suffer any other matter or thing whereby the estate, rights and interest of Landlord in the Land or Building or any part thereof might be impaired. Tenant shall take all steps necessary under local laws to prevent the imposition of such a lien, encumbrance or charge on the Land or Building.

C. If any lien, encumbrance or charge referred to in this Section 5.03 shall at any time be filed against the Land or Building or any part thereof, then Tenant, within thirty (30) days after the filing thereof and at Tenant's own cost and expense, shall cause the same to be discharged of record, and Tenant shall indemnify Landlord against and defend and hold Landlord harmless from all costs, expenses, liabilities, losses, fines and penalties, including reasonable attorneys' fees and disbursements, resulting therefrom. If Tenant shall fail to cause such lien to be discharged within the aforesaid period, then, in addition to any other right or remedy, Landlord may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by deposit or by bonding proceedings, and in any such event Landlord shall be entitled, if Landlord so elects, to compel the prosecution of an action for the foreclosure of such lien by the lienor and to pay the amount of the judgment in favor of the lienor with interest, costs and allowances. Any amount so paid by Landlord and all costs and expenses incurred by Landlord in connection therewith, together with interest thereon at the Interest Rate, shall constitute additional rent payable by Tenant under this Lease, which additional rent shall be paid by Tenant to Landlord on demand.

D. Nothing contained in this Lease shall be deemed or construed in any way as constituting the consent or request of Landlord, express or implied by inference or otherwise, to any contractor, subcontractor, laborer or materialman for the performance of any labor or the furnishing of labor or materials for the specific improvement, alteration to or repair of the Demised Premises or any part thereof, nor as giving Tenant any right, power or authority to contract for or permit the rendering of any services or the furnishing of any materials that would give rise to the filing of any lien against the Land, Building, Demised Premises or any part thereof. Notice is hereby given that Landlord shall not be liable for any work performed or to be performed at the Demised Premises for Tenant or any subtenant, or for any materials furnished or to be furnished at the Demised Premises for Tenant or any subtenant upon credit, and that no mechanic's or other lien for such work or materials shall attach to or affect the estate or interest of Landlord in and to the Land, Building or Demised Premises. Landlord shall have the right to post and keep posted on the Demised Premises any notices which Landlord may be required to post for the protection of Landlord, the Land, Building and/or the Demised Premises from any lien.

E. Tenant shall have no power to do any act or make any contract which may create or be the foundation for any lien, mortgage or other encumbrance upon the reversion or other estate of Landlord or of any interest of Landlord in the Demised Premises.

Section 5.04.
-------------
Tenant shall not at any time, either directly or indirectly, use any contractors or labor or materials in the Demised Premises (whether in connection with the performance of Alterations or for any other purpose at any time during the Lease
Term) if the use of such contractors or labor or materials would create any work stoppage, picketing, labor disruption or any other difficulty with other contractors or labor engaged by Tenant or Landlord or others in the construction, maintenance or operation of the Building or any part thereof.
Tenant shall immediately stop any work or other activity if Landlord shall notify Tenant that continuing such work or activity would violate the provisions of the immediately preceding sentence.

Section 5.05.
-------------
Landlord shall not be liable for any failure or diminution of any Building Systems or services, or for any damage to Tenant's property or the property of any other person, caused by Alterations made by Tenant or by Persons Within Tenant's Control, notwithstanding Landlord's consent thereto or to the plans and specifications therefor. Landlord's consent to any such plans or specifications shall not be deemed a representation of any kind that the same conform to the applicable Legal Requirements. Tenant shall promptly correct any faulty or improper Alteration made by Tenant or by Persons Within Tenant's Control, and shall repair any and all damage caused thereby. Upon Tenant's failure to promptly make such corrections and repairs, Landlord may make such corrections and repairs and charge Tenant for the cost thereof. Such charge shall be deemed additional rent, and shall be paid by Tenant to Landlord within ten (10) days after Landlord shall render a bill therefor to Tenant.

Section 5.06.
-------------
A. All movable property, furniture, furnishings and trade fixtures furnished by or at the expense of Tenant, other than those affixed to the Demised Premises so that they cannot be removed without damage and other than those replacing an item theretofore furnished and paid for by Landlord or for which Tenant has received a credit or allowance, shall remain the property of Tenant, and may be removed by Tenant from time to time prior to the expiration of the Lease Term. If Landlord shall request Tenant to remove any of said items prior to expiration of the Lease Term, Tenant shall, at Tenant's expense, remove said items prior to the expiration of the Lease Term. All other items of Tenant's property shall be removed by Tenant on or before the expiration (or sooner termination) of the Lease Term.

B. All Alterations made by either party, including all paneling, decorations, partitions, railings, mezzanine floors, galleries and the like, which are affixed to the Demised Premises, shall become the property of Landlord and shall be surrendered with the Demised Premises at the end of the Lease Term. Notwithstanding the foregoing, Landlord may elect to require Tenant to remove "Specialty Alterations" (as such term is defined below), at Tenant's expense, by giving written notice to Tenant either prior to, or within thirty (30) days after, the expiration of the Lease Term. Landlord shall, at Tenant's specific request, advise Tenant at the time that Landlord consents to the plans and specifications for an Alteration, as to whether a proposed Alteration constitutes a Specialty Alteration, and, if so, whether Tenant must remove such Specialty Alteration upon expiration or sooner termination of the Lease Term. For the purposes hereof, the term "Specialty Alterations" shall mean and include any Alteration that is not an ordinary office installation, as reasonably determined by Landlord. By way of example only, a kitchen, cafeteria, private lavatory, raised floor, vault, safe, internal stairway or slab cut would each be deemed to be a Specialty Alteration (it being understood and agreed that the foregoing is merely a list of non-exclusive examples of a Specialty Alteration, and does not constitute, nor shall it be construed as, Landlord's consent to the installation thereof).

C. In any case where Tenant removes any property or Alterations in accordance with Subsections A and B above, or otherwise, Tenant shall immediately repair all damage caused by said removal and shall restore the Demised Premises to good order and condition at Tenant's expense, and if Tenant fails to do so, Landlord may do so at Tenant's cost and Tenant shall reimburse Landlord therefor upon demand. In addition, if Tenant shall remove any mechanical or other equipment within the Demised Premises containing chlorofluorocarbons, the removal of such equipment shall conform with all Legal Requirements and industry practices, and shall be performed by contractors and in accordance with procedures approved by Landlord.

D. Upon failure of Tenant to remove any property or Alterations in accordance with Subsections A and B above, or upon failure of Tenant to notify Landlord of any property it does not wish to remove from the Demised Premises in accordance with Subsection A above, then, as to such property, or upon termination of this Lease pursuant to Article 15 hereof, Landlord may, at Tenant's expense: (i) remove all such property and Alterations which Landlord may require Tenant to remove pursuant to Subsections A and B above, (ii) cause the same to be placed in storage, and (iii) repair any damage caused by said removal and restore the Demised Premises to good order and condition. Tenant shall, upon demand and as additional rent, reimburse Landlord for all of the aforesaid expenses. In addition, any items of property or Alterations not removed by Tenant may, at the election of Landlord, be deemed to have been abandoned by Tenant, and Landlord may retain and dispose of some or all of said items without any liability to Tenant and without accounting to Tenant for the proceeds thereof.

E. The provisions of this Section 5.06 shall survive the expiration or sooner termination of the Lease Term, whereupon any and all monetary obligations of Tenant pursuant thereto shall be deemed damages recoverable by Landlord.

Section 5.07.
-------------
If Tenant shall fail to comply with any provision of this Article 5, Landlord, in addition to any other remedy herein provided, may require Tenant to immediately cease all work being performed in the Building by or on behalf of Tenant, and Landlord may deny access to the Demised Premises to any person performing work or supplying materials in the Demised Premises.

Section 5.08.
-------------
Notwithstanding anything to the contrary contained herein, Landlord agrees that Landlord, at Landlord's own cost and expense, shall install Disabilities Act-compliant public bathrooms on the concourse level of the Building prior to the date upon which Tenant shall have commenced the conduct of Tenant's business operations in the Demised Premises.


                                    ARTICLE 6

                             REPAIRS AND MAINTENANCE


Section 6.01.
-------------
Tenant shall take good care of the Demised Premises and the fixtures, glass, appurtenances and equipment therein (including, if and to the extent installed by Tenant or by any Person Within Tenant's Control: (i) all portions of the Building Systems that (x) are located within the Demised Premises, or (y) exclusively serve the Demised Premises, and (ii) any sprinkler loop and distribution pipes and heads, and any ventilation and air-conditioning ducts and components of a distribution system, and including any private bathrooms in or appurtenant to the Demised Premises), and at Tenant's own cost and expense shall make all Repairs as and when needed to preserve them in good working order and condition, whether or not such Repairs are ordinary or extraordinary, or foreseen or unforeseen at this time, but excluding Repairs to the rough floor, the rough ceiling, exterior walls or load-bearing columns, unless required under the provisions of following sentence. All damage or injury to the Demised Premises, or to the Building or the Building Systems outside of the Demised Premises, caused by or arising from any act or omission of Tenant, or of any Person Within Tenant's Control, including those which are structural, extraordinary and unforeseen, shall be promptly repaired, restored or replaced by Tenant, at Tenant's own cost and expense. All Repairs shall be in quality and class equal to or better than the original work or installations, and shall be performed in good and workmanlike manner, using prime quality materials.

Section 6.02.
-------------
A. Subject to the provisions of Article 9 below, and provided that either (i) Tenant shall have given notice to Landlord of the need therefor, or (ii) Landlord is actually aware of the need therefor, Landlord shall make or cause to be made all Repairs, structural and otherwise, necessary to keep in good order and repair the Building Systems, the exterior of the Building and the public portions of the Building, as well as the air-conditioning and ventilation units serving the Demised Premises (as described in Article 18 below), other than those Repairs required to be made by Tenant as provided in Section 6.01. Except as expressly set forth in Subsection 6.02B below, there shall be no allowance to Tenant for a diminution of rental value or interruption of business, and no liability on the part of Landlord, by reason of inconvenience, annoyance or injury to business arising from Landlord, Tenant or others making any Repairs or Alterations in or to any portion of the Building or Building Systems or the Demised Premises.

B. (i) For the purposes of this Section 6.02, the term "Interruption" shall mean any instance in which Tenant shall be unable to use a substantial portion of the Demised Premises for the conduct of Tenant's business operations therein solely by reason of (x) the failure of Landlord to perform any of Landlord's obligations pursuant to Subsection 6.02A above, or (y) the interruption, curtailment or suspension of the Building services described in Article 18 below, or the electricity described in Article 20 below, or (z) the performance by Landlord of Repairs, Alterations or improvements in or about the Demised Premises.

     (ii) For the purposes of this Section 6.02, the term "Material Interruption" shall mean any instance in which an Interruption shall have occurred, and (x) Tenant shall have notified Landlord of such Interruption and Tenant's inability to use all or a substantial portion of the Demised Premises, and (y) such Interruption and Tenant's inability to use all or a substantial portion of the Demised Premises shall continue for at least ten (10) consecutive Business Days after delivery of such notice by Tenant to Landlord, and (z) such Interruption shall have been caused by the negligence or willful misconduct of Landlord or of Landlord's agents.

     (iii)If a Material Interruption shall occur, then, as Tenant's sole remedy in connection with such Material Interruption, and provided that such Material Interruption shall then be continuing, Tenant shall be entitled to an abatement of Fixed Rent for the period which shall begin on the eleventh (11th) Business Day following Tenant's delivery of notice to Landlord of such Material Interruption and Tenant's inability to use all or a substantial portion of the Demised Premises, and which shall end on the earlier of the day on which such Material Interruption shall cease or the day immediately prior to the day on which the affected portion of the Demised Premises shall be useable for the conduct of Tenant's business therein.

     (iv) For the purposes hereof, a "substantial portion" of the Demised Premises shall mean 8,500 square feet or more of useable space, and if a substantial portion, but less than all, of the Demised Premises shall have been rendered unusable, then Tenant shall be entitled to an abatement of Fixed Rent on a pro rata basis, calculated by multiplying the amount of Fixed Rent otherwise then payable pursuant to this Lease by a fraction, the numerator of which shall be the rentable portion of the Demised Premises which shall have been rendered unusable, and the denominator of which shall be the number of Rentable Square Feet.

Section 6.03.
-------------
If any Insurance Boards or Legal Requirements shall require or recommend installation of fire extinguishers or of a "sprinkler system" or any other fire protection devices, or any changes, modifications, alterations or additions thereto for any reason, whether or not attributable to Tenant's use of the Demised Premises, or if any such installation or equipment becomes necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler or fire extinguishing system in the fire insurance rate as fixed by Insurance Boards, or by any fire insurance company, then Tenant, at Tenant's expense, shall promptly install the necessary sprinkler heads and piping within the Demised Premises and supply such changes, modifications, alterations, additions or other equipment. In the event that Landlord shall make any such installation (including sprinklers, stair pressurizers, water towers), or any such change, modification, alteration or additions outside of the Demised Premises (such as, without limitation, in the common area), Tenant shall reimburse Landlord, as additional rent, an amount equal to Tenant's Operating Share of the cost thereof. Such reimbursement shall be made by Tenant within ten
(10) days after written notice to Tenant of such amount.

Section 6.04.
-------------
In any case where Tenant shall be required to make Repairs or perform any work pursuant to this Article and such Repairs or work shall affect the Building Systems or areas outside of the Demised Premises, Landlord may, in Landlord's discretion, elect to make such Repairs or to perform such work for and on behalf of Tenant, but at Tenant's cost and expense. In such event, Tenant shall reimburse Landlord as additional rent for the cost of such Repairs and/or work within ten (10) days after Landlord shall furnish a statement to Tenant of the amount thereof.

Section 6.05.
-------------
Tenant shall maintain the Demised Premises and the areas appurtenant thereto (including any permitted signs or cameras) in a clean and orderly condition that is consistent with the use and appearance of the Building. If Tenant shall fail to so maintain the Demised Premises or appurtenant areas to the satisfaction of Landlord, then, in addition to any other right or remedy that Landlord shall be entitled to exercise pursuant to other provisions of this Lease, Landlord shall have the right, on notice to Tenant and at Tenant's cost and expense, to enter into the Demised Premises and such appurtenant areas for the express purpose of rectifying the condition thereof and restoring the Demised Premises and such appurtenant areas to the condition and appearance required hereunder.


                                    ARTICLE 7

                               COMPLIANCE WITH LAW

Section 7.01.
-------------

A. Tenant shall not do, and shall not permit Persons Within Tenant's Control to do, any act or thing in or upon the Demised Premises or the Building which will invalidate or be in conflict with the certificate of occupancy for the Demised Premises or the Building, or which will violate any Legal Requirements. Tenant shall, at Tenant's cost and expense, comply with all Legal Requirements (including Local Laws No. 5 of 1973 and No. 16 of 1984, each as modified and supplemented from time to time under the Administrative Code as applicable to the Demised Premises, and all Legal Requirements relating to asbestos) which shall with respect to the Demised Premises or with respect to any abatement of nuisance (including the removal, containment, transportation and disposal of asbestos), impose any violation, order or duty upon Landlord or Tenant arising from, or in connection with, the Demised Premises, Tenant's occupancy, use of the Demised Premises, or any installations therein, or required by reason of a breach of any of Tenant's covenants or agreements under this Lease, whether or not such Legal Requirements shall now be in effect or hereafter enacted or issued, and whether or not any work required shall be ordinary or extraordinary or foreseen or unforeseen at the date hereof.

B.   Except  with  respect to  Landlord's  obligation  to  install  Disabilities
     Act-compliant public bathrooms in accordance with Section 5.08 above, Tenant shall be responsible for the cost of all present and future compliance with The Americans with Disabilities Act of 1990, Public Law 101-336, 42 U.S.C. 12101 et seq. and Local Law 58 of 1988, each as modified and supplemented from time to time, together with all regulations promulgated in connection therewith (herein collectively called the "Disabilities Act"), in respect of the Demised Premises, except that Tenant shall not hereby be made to be under any obligation to comply with the Disabilities Act if and to the extent that the same shall require Tenant to make any structural alterations within the Demised Premises (i.e., alterations to the slab, support columns and facade) or to make any modifications to Building Systems located within the Demised Premises, unless the necessity for such structural alteration or modification to Building Systems located within the Demised Premises arises from (i) the conduct of Tenant's business, (ii) Tenant's installations, equipment or other property therein or the operation thereof, (iii) any cause or condition created by or at the instance of Tenant, or (iv) the breach of any of Tenant's obligations under this Lease. In addition, Tenant shall be responsible for the cost of all present and future compliance with the Disabilities Act with respect to areas of the Land and Building outside the Demised Premises, but only if and to the extent that compliance with the requirements for such present and future compliance arises from (I) the conduct of Tenant's business, (II) Tenant's installations, equipment or other property therein or the operation thereof, (III) any cause or condition created by or at the instance of Tenant, or (IV) the breach of any of Tenant's obligations under this Lease.

C. Tenant shall be responsible for the cost of all present and future compliance with all Legal Requirements imposed by the Occupational Safety and Health Administration relating to indoor air quality (the "OSHA Requirements") affecting the Demised Premises, except that Tenant shall not hereby be made to be under any obligation to comply with the OSHA Requirements if and to the extent that the same shall require revisions to portions of the Building Systems located outside of the Demised Premises, unless the necessity for such compliance arises from (i) the conduct of Tenant's business, (ii) Tenant's installations, equipment or other property therein or the operation thereof, (ii) any cause or condition created by or at the instance of Tenant (as distinguished from Tenant's mere occupancy of the Demised Premises for the Authorized Use), or (iv) the breach of any of Tenant's obligations under this Lease.

D. Tenant shall not cause or permit any Hazardous Materials (hereinafter defined) to be used, stored, transported, released, handled, produced or installed in, on or from the Demised Premises or the Building. The term "Hazardous Materials", as used herein, shall mean any flammables, explosives, radioactive materials, hazardous wastes, hazardous and toxic substances or related materials, asbestos or any material containing asbestos, or any other substance or material included in the definition of "hazardous substances", "hazardous wastes", "hazard materials", "toxic substances", "contaminants" or any other pollutant, or otherwise regulated by any federal, state or local environmental law, ordinance, rule or regulation, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, and the Resource Conservation and Recovery Act, as amended, and in the regulations adopted and publications promulgated pursuant to each of the foregoing Acts. In the event of a violation of any of the foregoing provisions of this Subsection 7.01C, Landlord may, without notice and without regard to any grace or cure period contained elsewhere in this Lease, take all remedial action deemed necessary by Landlord to correct such condition, and Tenant shall reimburse Landlord for the cost thereof, upon demand, as additional rent.

E. Notwithstanding anything to the contrary contained in this Article 7, Tenant shall not be required to remove, dispose of, encapsulate or otherwise treat any asbestos located in the Demised Premises on the Commencement Date so long as such asbestos shall not become friable due to any act of Tenant or Persons Within Tenant's Control. In the event that any such asbestos shall become friable during the Term of this Lease due to any act of Tenant or Persons Within Tenant's Control, then Tenant shall comply with the provisions of this Article 7 (as well as all other applicable provisions of this Lease) with respect to such friable asbestos.

Section 7.02.
-------------
If Tenant shall receive notice of any violation of any Legal Requirements applicable to the Demised Premises, Tenant shall give prompt notice thereof to Landlord.

Section 7.03.
-------------
Except as otherwise expressly set forth in this Section 7.03, Tenant shall also be obligated to comply with any Legal Requirements requiring any structural Alteration of the Demised Premises, but only if such Alteration shall be required by reason of a condition which has been created by, or at the instance of, Tenant or Persons Within Tenant's Control, or shall be attributable to the use or use to which Tenant or Persons Within Tenant's Control puts the Demised Premises, or shall be required by reason of a breach of any of Tenant's covenants and agreements under this Lease. Notwithstanding the foregoing, where any structural Alteration which Tenant would otherwise be required to make to the Demised Premises pursuant to the first sentence of this Section 7.03 shall cost in excess (the "Excess") of Five Hundred Thousand ($500,000.00) Dollars, then Tenant shall not be required to make any such Alteration, and Landlord shall have the option of making such Alteration and paying the cost thereof, or of terminating this Lease by giving to Tenant not less than thirty (30) days prior notice of such termination. If, however, within fifteen (15) days after the giving by Landlord of said notice of termination, Tenant shall give notice to Landlord stating that Tenant elects to pay for the Excess cost portion of such Alteration, and concurrently with the giving of such notice executes and delivers to Landlord Tenant's written undertaking, with a surety bond in form, substance and amount satisfactory to Landlord, obligating Tenant promptly to pay for the Excess cost portion of such Alteration, and to save Landlord harmless from any and all costs, expenses and/or liabilities (including reasonable accountants' and attorneys' fees) in connection therewith or by reason thereof, then such notice of termination shall be ineffective. Within ten (10) days after being billed therefor, Tenant shall pay to Landlord the Excess cost portion of the Alteration. In the event that a notice of termination shall be given by Landlord under the provisions of this Section 7.03 and Tenant shall not elect to pay for the required Alteration as hereinbefore provided, this Lease and the Term and estate hereby granted shall expire as of the date specified therefor in such notice with the same force and effect as if that were the date hereinbefore set for the expiration of the Term of this Lease, and the Fixed Rent and additional rent hereunder shall be apportioned as of such date of termination.

Section 7.04.
-------------
If any governmental license or permit shall be required for the proper and lawful conduct of Tenant's business and if the failure to secure such license or permit would, in any way, affect Landlord or the Building, then Tenant, at Tenant's expense, shall promptly procure and thereafter maintain, submit for inspection by Landlord, and at all times comply with the terms and conditions of, each such license or permit.

Section 7.05.
-------------

If an excavation shall be made upon the land adjacent to or under the Building, or shall be authorized or contemplated to be made, Tenant shall afford to the person causing or authorized to cause such excavation license to enter upon the Demised Premises for the purpose of doing such work as said person shall deem necessary or desirable to preserve the Building from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Landlord, or diminution or abatement of rent.

Section 7.06.
-------------
Notwithstanding anything to the contrary contained in this Lease or contemplated in connection with the Authorized Use, but subject to the provisions of Article 35 below, in no event shall Tenant allow more than three hundred sixty (360) (the "Maximum Occupancy Number") people to be present, in the aggregate, in the Demised Premises at any one time.


                                    ARTICLE 8

                                    INSURANCE

Section 8.01.
-------------
Tenant shall not do or permit to be done any act or thing in or upon the Demised Premises which will invalidate or be in conflict with the terms of the New York State standard form of fire insurance with extended coverage, or with rental, liability, boiler, sprinkler, water damage, war risk or other insurance policies (or endorsements) covering the Building and the fixtures and property therein (hereinafter referred to as the "Building Insurance"); and Tenant, at Tenant's own expense, shall comply with all rules, orders, regulations and requirements of all Insurance Boards, and shall not do or permit anything to be done in or upon the Demised Premises or bring or keep anything therein or use the Demised Premises in a manner which increases the rate of premium for any of the Building Insurance or any property or equipment located therein over the rate in effect at the commencement of the Lease Term.

Section 8.02.
-------------
A. If, by reason of the failure of Tenant to comply with any provision of this Lease, the rate of premium for the Building Insurance or other insurance on the property and equipment of Landlord or any other tenant or subtenant in the Building shall be higher than it otherwise would be, Tenant shall reimburse Landlord and/or such other tenants or subtenants in the Building for that part of the insurance premiums thereafter paid by Landlord or by the other tenants or subtenants in the Building which shall have been charged because of such failure by Tenant. Tenant shall make said reimbursement on the first day of the month following such payment by Landlord or such other tenants or subtenants.

B. In any action or proceeding wherein Landlord and Tenant are parties, a schedule or "make-up" of any insurance rate for the Building or Demised Premises issued by any Insurance Board establishing insurance premium rates for the Building shall be prima facie evidence of the facts therein stated and of the several items and charges in the insurance premium rates then applicable to the Building.

Section 8.03.
-------------
A. Tenant shall, at Tenant's own cost and expense, obtain, maintain and keep in force during the entire Lease Term, for the benefit of Landlord, the managing agent for the Building, Overlandlord (if applicable) and Tenant, the following insurance coverages: (i) commercial general liability insurance (including premises operation, bodily injury, personal injury, death, independent contractors' liability, owner's protective liability, products and completed operations liability, broad form contractual liability and broad form property damage coverages) in a combined single limit amount of not less than $7,000,000, against all claims, demands or actions with respect to damage, injury or death made by or on behalf of any person or entity, arising from or relating to the conduct and operation of Tenant's business in, on or about the Demised Premises (which shall include Tenant's signs, if any), or arising from or related to any act or omission of Tenant or of Persons Within Tenant's Control; (ii) during the course of construction of any Tenant's Alterations and until completion thereof, Builder's Risk insurance on an "all risk" basis (including collapse) on a completed value (non-reporting) form for full replacement value covering the interests of Landlord and Tenant (and their respective contractors and subcontractors) in all work incorporated into the Building and all materials and equipment located in or about the Demised Premises; (iii) Workers' Compensation insurance, as required by law; and (iv) if Tenant shall install or maintain one or more boilers or other pressure vessels to serve the Demised Premises or Tenant's operations thereat, Tenant shall, at Tenant's own cost and expense, obtain, maintain and keep in force, for the benefit of Landlord, Overlandlord (if applicable) and Tenant, appropriate insurance coverage thereof in an amount not less than $3,000,000 (it being understood and agreed, however, that the foregoing shall not be deemed a consent by Landlord to the installation and/or maintenance of any boilers or other pressure vessels in the Demised Premises, which installation and/or maintenance shall at all times be subject to the prior written consent of Landlord). All such insurance shall contain only such "deductibles" or "retentions" as Landlord shall reasonably approve. Any insurance required to be carried by Tenant pursuant to the provisions of this Lease may be written as either a primary or umbrella policy (or both) and may be carried under a blanket policy or policies covering the Demised Premises and other locations of Tenant, provided that each such policy shall in all respects comply with the provisions of this Article 8 and shall set forth the specific dollar amount of the coverage of such policy that is applicable solely to the Demised Premises, and such dollar amount shall not be less than the amount required pursuant to this Section 8.03. In addition, prior to any entry upon the Demised Premises by Tenant or by any Person Within Tenant's Control, Tenant shall deliver or cause to be delivered to Landlord certificates evidencing that all insurance required hereunder is in full force and effect. Whenever, in Landlord's reasonable judgment, good business practice and changing conditions indicate a need for additional or different types of insurance coverage, Tenant shall, upon Landlord's request, promptly obtain such insurance coverage, at Tenant's expense.

B. Tenant shall, at Tenant's own cost and expense, obtain, maintain and keep in force during the entire Lease Term, insurance which shall protect and indemnify Landlord, the managing agent of the Building, Tenant and (if applicable) Overlandlord against any and all damage to or loss of Tenant's Alterations, equipment, furnishings, furniture, fixtures and contents in the Demised Premises or the Building (including, if and to the extent installed by Tenant or any Person Within Tenant's Control: (i) all portions of the Building Systems that (x) are located within the Demised Premises, or (y) exclusively serve the Demised Premises and (ii) any sprinkler loop and distribution pipes and heads, and any ventilation and air-conditioning ducts and components of a distribution system, and including any private bathrooms in or appurtenant to the Demised Premises), and all claims and liabilities relating thereto. Such insurance shall be written on an "all risk" of physical loss or damage basis, for the full replacement cost value (new, without deduction for depreciation of the covered items) and in amounts that satisfy any co-insurance clauses of the policies of insurance, and shall include a vandalism and malicious mischief endorsement, with sprinkler leakage coverage.

C. Landlord, the managing agent for the Building, and (if applicable) Overlandlord shall be named as additional insureds in said policies and shall be protected against all liability occasioned by an occurrence insured against. All said policies of insurance shall be: (i) written on an "occurrence" basis, (ii) written as primary policy coverage and not contributing with or in excess of any coverage which Landlord, the managing agent for the Building, or Overlandlord may carry, (iii) written in form and substance reasonably satisfactory to Landlord, and (iv) issued by insurance companies then rated not less than A:XII in Best's insurance reports, and which are licensed to do business in the State of New York. Tenant shall, prior to the Commencement Date, deliver to Landlord copies of all such policies of insurance, or (x) in the case of the insurance required pursuant to Subsection 8.03A above, certificates thereof, or (y) in the case of the insurance required pursuant to Subsection 8.03B above, an ACORD Form 27 (i.e., "Evidence of Property Insurance Form") or, in
     Landlord's discretion, such other form or certificate as shall be acceptable to Landlord (but, in any case, including a copy of the waiver of subrogation endorsement required to be carried by Tenant pursuant to this Lease), together with evidence of payment of premiums thereon. Thereafter, Tenant shall furnish to Landlord, at least ten (10) days prior to the expiration of any such policies and any renewal thereof, a new policy or certificate or form (as applicable) in lieu thereof, with evidence of the payment of premiums thereon. Each of said policies (and certificate or form, if applicable) shall also contain a provision whereby the insurer agrees not to cancel, diminish or materially modify said insurance policy(ies) without having given Landlord and Overlandlord at least thirty
     (30) days prior written notice thereof, by certified mail, return receipt requested.

D. Tenant shall pay all premiums and charges for all of said policies, and, if Tenant shall fail to make any payment when due or carry any such policy, Landlord may, but shall not be obligated to, make such payment or carry such policy, and the amount paid by Landlord, with interest thereon at the Interest Rate, shall be repaid to Landlord by Tenant within ten (10) days following demand therefor, and all such amounts so repayable, together with such interest, shall be deemed to constitute additional rent hereunder. Payment by Landlord of any such premium, or the carrying by Landlord of any such policy, shall not be deemed to waive or release the default of Tenant with respect thereto.

E. Notwithstanding and without regard to the limits of insurance specified in this Section 8.03, Tenant agrees to defend, protect, indemnify and hold harmless Landlord and (if applicable) Overlandlord, and the agents, partners, shareholders, directors, officers and employees of Landlord and (if applicable) Overlandlord, from and against all claims, damage, loss, liability, cost and expense (including engineer's, architects' and attorneys' fees and disbursements) resulting from any of the risks referred to in this Section 8.03. The foregoing obligation of Tenant shall be and remain in full force and effect whether or not Tenant has placed and maintained the insurance specified in this Section 8.03, and whether or not proceeds from such insurance (such insurance having been placed and maintained) actually are collectible from one or more of the aforesaid insurance companies; provided, however, that Tenant shall be relieved of its obligation of indemnity herein pro tanto of the amount actually recovered by Landlord from one or more of said insurance companies by reason of injury, damage or loss sustained on the Demised Premises. If any action or proceeding shall be brought against Landlord or any of the other indemnified parties in connection with any matter which is the subject of the foregoing indemnity, Tenant, upon notice from Landlord, shall resist and defend such action or proceeding at Tenant's expense by counsel reasonably satisfactory to Landlord, without any disclaimer of liability in connection therewith.

Section 8.04.
-------------
A. Landlord shall cause each policy carried by Landlord insuring the Building against loss, damage, or destruction by fire or other casualty, and Tenant shall cause each insurance policy carried by Tenant and insuring the
     Demised Premises and Tenant's Alterations, leasehold improvements, equipment, furnishings, fixtures and contents against loss, damage, or destruction by fire or other casualty, to be written in a manner so as to provide that the insurance company waives all rights of recovery by way of subrogation against Landlord or Tenant in connection with any loss or damage covered by any such policy. Neither party shall be liable to the other for the amount of such loss or damage which is in excess of the applicable deductible, if any, caused by fire or any of the risks enumerated in its policies, provided that such waiver was obtainable at the time of such loss or damage. However, if such waiver cannot be obtained, or shall be obtainable only by the payment of an additional premium charge above that which is charged by companies carrying such insurance without such waiver of subrogation, then the party undertaking to obtain such waiver shall notify the other party of such fact, and such other party shall have a period of ten (10) days after the giving of such notice to agree in writing to pay such additional premium if such policy is obtainable at additional cost (in the case of Tenant, pro rata in proportion of Tenant's rentable area to the total rentable area covered by such insurance); and if such other party does not so agree or the waiver shall not be obtainable, then the provisions of this Section 8.04 shall be null and void (with respect to both Landlord and Tenant) as to the risks covered by such policy for so long as either such waiver cannot be obtained or the party in whose favor a waiver of subrogation is desired shall refuse to pay the additional premium. If the release of either Landlord or Tenant, as set forth in the second sentence of this Section 8.04, shall contravene any law with respect to exculpatory agreements, the liability of the party in question shall be deemed not released, but no action or rights shall be sought or enforced against such party unless and until all rights and remedies against the other's insurer are exhausted and the other party shall be unable to collect such insurance proceeds.

B. The waiver of subrogation referred to in Subsection 8.04A above shall extend to the agents and employees of each party, but only if and to the extent that such waiver can be obtained without additional charge (unless such party shall pay such charge). Nothing contained in this Section 8.04 shall be deemed to relieve either party from any duty imposed elsewhere in this Lease to repair, restore and rebuild.

Section 8.05.
-------------
In the event of any permitted sublease or occupancy (by a person other than Tenant) of all or a portion of the Demised Premises, all of the covenants and obligations on the part of Tenant set forth in this Article 8 shall bind and be fully applicable to the subtenant or occupant (as if such subtenant or occupant were Tenant hereunder) for the benefit of Landlord.


                                    ARTICLE 9

                                FIRE OR CASUALTY


Section 9.01.
-------------
If the Demised Premises or any part thereof shall be damaged by fire or other insured casualty and Tenant shall give prompt written notice thereof to Landlord, then Landlord shall, subject to the provisions of Sections 9.02 and 9.03, proceed with reasonable diligence to repair or cause to be repaired such damage at Landlord's expense if and to the extent that such repair is fully paid for with the net proceeds of insurance, if any, recovered with respect to the damage, but in no event greater than the scope of Landlord's construction of the Demised Premises on the commencement of the Lease Term. If the Demised Premises, or any material part thereof, shall be rendered untenantable by reason of such damage and such damage shall not be due to the fault of Tenant or of Persons Within Tenant's Control, then the Fixed Rent hereunder, or an amount thereof apportioned according to the area of the Demised Premises so rendered untenantable (if less than the entire Demised Premises shall be so rendered untenantable), shall be abated for the period from the date of such damage to the date when the damage shall have been repaired as aforesaid. If Landlord, Overlandlord or any Mortgagee (as applicable) shall be unable to collect the insurance proceeds (including rent insurance proceeds) applicable to such damage because of some action or inaction on the part of Tenant or of Persons Within Tenant's Control, then the cost of repairing such damage shall be paid by Tenant and there shall be no abatement of Fixed Rent. Tenant covenants and agrees to cooperate with Landlord, Overlandlord and any Mortgagee in their efforts to collect insurance proceeds (including rent insurance proceeds) payable to such parties. Subject to the provisions of Section 9.04 below, Landlord shall not be liable for any delay which may arise by reason of adjustment of insurance on the part of Landlord and/or Tenant, or any cause beyond the control of Landlord or contractors employed by Landlord.

Section 9.02.
-------------
Landlord shall not be liable for any inconvenience or annoyance to Tenant or injury to the business of Tenant resulting in any way from damage from fire or other casualty or the repair thereof. Tenant understands that Landlord, in reliance upon the provisions set forth in Section 8.03 above, may elect not to carry insurance on some or any of Tenant's furnishings, furniture, contents, fixtures, equipment, Alterations and leasehold improvements (including, if and to the extent installed by Tenant or by any Person Within Tenant's Control: (i) all portions of the Building Systems that (x) are located within the Demised Premises, or (y) exclusively serve the Demised Premises, and (ii) any sprinkler loop and distribution pipes and heads, and any distribution ducts or equipment for the Building Units serving the Demised Premises, and including any private bathrooms in or appurtenant to the Demised Premises), and that, regardless of whether Landlord does carry such insurance, Landlord shall not be obligated to repair any damage thereto or replace the same.

Section 9.03.
-------------

Notwithstanding anything to the contrary contained in Sections 9.01 and 9.02 above, in the event that:

     (i) the Building shall be damaged by fire or other casualty to the extent that substantial alteration or reconstruction of the Building shall, in Landlord's sole and unfettered opinion, be required (whether or not the Demised Premises shall have been damaged by such fire or other casualty and without regard to the structural integrity of the Building); provided that, if the Demised Premises shall not have been damaged, Landlord shall terminate this Lease only if Landlord shall terminate all other leases for space on the concourse level of the Building, or

     (ii) the Demised Premises are totally or substantially damaged or are rendered wholly or substantially untenantable, or

     (iii)there is any damage to the Demised Premises within the last two (2) years of the Lease Term, and the cost of repair exceeds an amount equal to six (6) monthly installments of Fixed Rent,

then Landlord may, in Landlord's sole and absolute discretion, terminate this Lease and the term and estate hereby granted, by notifying Tenant in writing of such termination within ninety (90) days after the date of such damage. In the event that such a notice of termination shall be given, then this Lease and the term and estate hereby granted shall expire as of the date of termination stated in said notice with the same effect as if that were the date hereinbefore set for the expiration of the Lease Term, and the Fixed Rent and Recurring Additional Rent hereunder shall be apportioned as of such date.

Section 9.04.
-------------
If Landlord shall be obligated to repair the Demised Premises pursuant to the provisions of Section 9.01 above and if Landlord shall not substantially complete said repair within twelve (12) months following the date of such fire or other casualty (subject to extension for the period of any delays resulting from causes beyond the reasonable control of Landlord), Tenant shall have the right to terminate this Lease, but only by notice delivered to Landlord not more than ten (10) days after the expiration of such twelve (12) month period, as the same may be extended. In the event that such a notice of termination shall be given by Tenant, then this Lease and the term and estate hereby granted shall expire as of the date that said notice shall be received by Landlord with the same effect as if that were the date hereinbefore set for the expiration of the Lease Term, and the Fixed Rent and Recurring Additional Rent hereunder shall be apportioned as of such date. If applicable, Landlord shall notify Tenant of any extension of the twelve (12) month period within five (5) days following the end of such twelve (12) month period.

Section 9.05.
-------------
Except as may be provided in Section 8.04, nothing herein contained shall relieve Tenant from any liability to Landlord or to Landlord's insurers in connection with any damage to the Demised Premises or the Building by fire or other casualty if Tenant shall be legally liable in such respect.

Section 9.06.
-------------
Tenant shall throughout the Lease Term provide fire wardens and searchers as required under NYC Local Law No. 5 of 1973, as heretofore and/or hereafter amended.

Section 9.07.
-------------
Tenant shall give Landlord notice of the occurrence of any fire, casualty or other accident in the Demised Premises promptly after Tenant becomes aware thereof.

Section 9.08.
-------------
This Lease shall be considered an express agreement governing any case of damage to or destruction of the Building or any part thereof by fire or other casualty, and Section 227 of the Real Property Law of the State of New York (providing for such a contingency in the absence of express agreement), and any other law of like import now or hereafter in force, shall have no application in such case.

                                   ARTICLE 10

                            ASSIGNMENT AND SUBLETTING


Section 10.01.
--------------
A. As a material inducement to Landlord to enter into this Lease, Tenant covenants and agrees, for Tenant and Tenant's heirs, distributees, executors, administrators, legal representatives, successors and assigns, that neither this Lease nor the term and estate hereby granted, nor any part hereof or thereof, will be assigned, or advertised for assignment, mortgaged, pledged, encumbered or otherwise transferred, by operation of law or otherwise, and that neither the Demised Premises, nor any part thereof, will be sublet or advertised for subletting or occupied by anyone other than Tenant, or for any purpose other than as hereinbefore set forth, without the prior written consent of Landlord (which consent, unless expressly provided to the contrary in this Article 10, may be granted, withheld or conditioned in Landlord's absolute discretion) in every case.

B. Subject to the provisions of Subsection 10.02B below, the direct or indirect transfer of fifty (50%) percent or more (aggregating all multiple and/or prior transfers) of: (i) the shares of a corporate tenant, or (ii) the shares of any corporation of which Tenant is an immediate or remote subsidiary, or (iii) the beneficial or legal interests of a tenant that is a business entity other than a corporation, in each case including transfers by operation of law, and including a related or unrelated series of transactions, shall be deemed an assignment of this Lease for the purposes of this Article 10. For the purposes hereof, "shares" of a corporate tenant or other corporation shall be deemed to include: (x) the issued and outstanding shares of any class of the voting stock of a corporation, and/or (y) the issued and outstanding shares of any class of convertible non-voting stock, debentures or securities of a corporation. Issuance of new corporate shares of a corporation or partnership interests by a partnership, and/or the issuance of a new class of voting stock or convertible non-voting stock or debentures or securities of a corporation which results in a transfer of control of that corporation, or the execution of an agreement affecting the power to vote fifty (50%) percent or more of the issued and outstanding shares of any class of stock or securities of a corporation, shall each be deemed to be a "transfer" for the purposes hereof.

Section 10.02.
--------------
A. Notwithstanding anything to the contrary contained in this Article 10, Tenant may sublet all or a portion of the Demised Premises to a corporation or other business entity which controls, is controlled by or is under common control with, Tenant (herein referred to as a "Related Corporation"), provided that (i) Tenant shall not then be in default (after notice of such default shall have theretofore been given to Tenant) with respect to any of Tenant's obligations under this Lease, (ii) not less than twenty (20) days prior to such subletting, Tenant shall furnish Landlord with the name of such Related Corporation, together with a certification of Tenant, and such other proof as Landlord may reasonably request, that such subtenant is a Related Corporation of Tenant, (iii) in the reasonable judgment of Landlord, the proposed subtenant is of a character which is in keeping with the standards of Landlord for the Building, and (iv) for the entire term of such sublease, the subtenant thereunder shall continue to be a Related Corporation of Tenant. In connection with the information to be provided to Landlord pursuant to this Subsection 10.02A, Landlord shall have the right, at any reasonable time and from time to time, to confidentially examine such books and records of Tenant as may be necessary to establish that such subtenant remains a Related Corporation of Tenant. Such subletting shall not be deemed to vest in any such Related Corporation any right or interest in this Lease or the Demised Premises, nor shall it relieve, release, impair or discharge any of Tenant's obligations hereunder. For the purposes of this Article 10, the term "control" shall be deemed to mean ownership of more than fifty (50%) percent of all of the voting stock of such corporation, or more than fifty (50%) percent of all of the legal and equitable interest in any other business entity.

B. Notwithstanding the provisions of Subsection 10.01B above, upon not less than ten (10) days prior written notice to Landlord, and subject to Tenant's compliance with all of the requirements set forth in this Subsection 10.02B, Tenant may assign or transfer Tenant's entire interest in this Lease and the leasehold estate hereby created to a "Successor Corporation" of Tenant (as hereinafter defined), provided that (i) Tenant shall not then be in default (after notice of such default shall have theretofore been given to Tenant) with respect to any of Tenant's obligations under this Lease, (ii) the proposed occupancy shall not increase the office cleaning requirements or impose an extra burden upon the Building equipment or Building services, and (iii) the proposed assignee shall not be entitled, directly or indirectly, to diplomatic or sovereign immunity, and shall be subject to the service of process in, and the jurisdiction of the courts of, the State of New York. The term "Successor Corporation" shall mean any of the following: (x) a corporation into which or with which Tenant shall be merged or consolidated, in accordance with applicable statutory provisions for the merger or consolidation of corporations, provided that (whether by operation of law or by effective provisions contained in the instruments of merger or consolidation) the liabilities of the corporations participating in such merger or consolidation are assumed by the corporation surviving such merger or consolidation; or (y) a corporation acquiring this Lease and the term hereof and the estate hereby granted, the goodwill and all or substantially all of the other property and assets of Tenant, and assuming all or substantially all of the liabilities of Tenant; or (z) any corporate successor to a Successor Corporation becoming such by either of the methods described in clauses (x) and (y) above; provided that, in each case: (1) such merger or consolidation, or such acquisition and assumption, as the case may be, shall be made for a good business purpose other than (and not principally for) the purpose of transferring the leasehold estate created hereby, (2) immediately after giving effect to any such merger or consolidation, or such acquisition and assumption, as the case may be, the corporation surviving such merger or created by such consolidation or acquiring such assets and assuming such liabilities, as the case may be, shall have assets, capitalization and a net worth, as determined in accordance with generally accepted accounting principles and certified to Landlord by an independent certified public accountant, at least equal to the assets, capitalization and net worth, similarly determined, of Tenant as of the date of this Lease, or of Tenant immediately prior to such merger or consolidation or such acquisition and assumption, whichever shall be greater, and (3) proof reasonably satisfactory to Landlord of such business purpose, assets, capitalization and net worth shall have been delivered to Landlord at least ten (10) days prior to the effective date of any such transaction. The acquisition by Tenant of all or substantially all of the assets, together with the assumption of all or substantially all of the obligations and liabilities, of any corporation or other business entity, shall be deemed to be a merger for the purposes of this Article 10.

C. The transfer of the outstanding capital stock of any corporate tenant shall not be deemed an assignment of this Lease (and Tenant shall not be required to furnish Landlord with the information described in the last sentence of Subsection 10.01B above) if such transfer shall be effected by the sale of such stock through the "over-the-counter-market" or through any recognized stock exchange, unless such stock shall be sold, transferred or otherwise conveyed by persons deemed "insiders" within the meaning of the Securities Exchange Act of 1934, as amended.

Section 10.03.
--------------

A.   (i)  Except  with respect  to assignments  or sublets  described in Section
          10.02 above, if Tenant shall desire to assign this Lease or to sublet all or any portion of the Demised Premises, Tenant shall give Landlord notice thereof (the "Marketing Notice"), which notice shall be accompanied by: (a) if a sublease of the entire Demised Premises, a statement to such effect, and if a sublease of less than the entire Demised Premises, a description of the portion of the Demised Premises which Tenant proposes to sublet, together with a floor plan thereof, and (b) a statement of all of the material and economic terms and conditions (other than the identity of the proposed assignee or subtenant, if not yet known to Tenant) of the proposed assignment or subletting, including the term of the proposed subletting and the proposed effective date thereof; fixed rent, all regularly scheduled items of additional rent, the base year for all escalations, any rental concession, and the amount of any tenant installation allowance in connection with the sublease; any work to be performed by Tenant to prepare the premises for occupancy by the proposed subtenant or assignee; any consideration to be paid for the acquisition of the premises by reason of such assignment or subletting, leasehold improvements, furniture, fixtures or equipment of Tenant; any takeover obligation and any options to be granted to the proposed subtenant; the nature and character of the business of the proposed assignee or subtenant and its proposed use of the Demised Premises (if the identity of the proposed assignee or subtenant is known to Tenant); and banking, financial and other credit information with respect to the proposed assignee or subtenant reasonably sufficient to enable Landlord to determine the financial responsibility of the proposed assignee or subtenant (if the identity of the proposed assignee or subtenant is known to Tenant). Such Marketing Notice shall be deemed an offer from Tenant to Landlord whereby Landlord shall then have the following options (the "Recapture Options"), which may be exercised by notice (the "Recapture Notice") given to Tenant within thirty (30) days after Landlord's receipt of such Marketing Notice:

          (x) In the event of a proposed assignment of this Lease or a sublease of substantially all of the Demised Premises, Landlord may require Tenant to surrender the Demised Premises to Landlord and to accept a termination of this Lease as of a date (the "Recapture Date") to be designated by Landlord in the Recapture Notice, which date shall be not earlier than the thirtieth (30th) day nor later than the ninetieth (90th) day following the date of the Recapture Notice (unless the relevant Marketing Notice shall have been accompanied by an Assignment/Sublet Notice, in which case the foregoing reference to the 90th day shall be deemed to be the later of (I) the sixtieth (60th) day and (II) the proposed effective date of such assignment or subletting), and this Lease and the term and estate hereby granted shall expire as of the Recapture Date with the same effect as if that were the date hereinbefore set for the expiration of the Lease Term, and the Fixed Rent and the Recurring Additional Rent hereunder shall be apportioned as of such date; or

          (y) In the event of a proposed assignment of this Lease or a sublease of substantially all of the Demised Premises, Landlord may require Tenant to assign this Lease to Landlord (without merger of Landlord's estates) or to Landlord's designee, effective as of a date that shall be not earlier than the thirtieth (30th) day nor later than the ninetieth (90th) day following the date of the Recapture Notice (unless the relevant Marketing Notice shall have been accompanied by an Assignment/Sublet Notice, in which case the foregoing reference to the 90th day shall be deemed to be the later of (I) the sixtieth (60th) day and (II) the proposed effective date of such assignment or subletting); or

          (z) In the event of a proposed sublease of less than substantially all of the Demised Premises, Landlord may require Tenant to enter into a sublease with Landlord or Landlord's designee of the portion of the Demised Premises proposed to be subleased (the "Sublease Premises") effective as of a date to be designated by Landlord in the Recapture Notice, which shall be not earlier than the thirtieth (30th) day nor later than the ninetieth (90th) day following the date of the Recapture Notice (unless the relevant Marketing Notice shall have been accompanied by an Assignment/Sublet Notice, in which case the foregoing reference to the 90th day shall be deemed to be the later of (I) the sixtieth (60th) day and (II) the proposed effective date of such assignment or subletting).

     (ii) If Landlord shall notify Tenant that Landlord elects (or if Landlord shall be deemed to have elected) not to exercise any of the Recapture Options, then Tenant shall have the right to assign this Lease or sublease the Demised Premises in accordance with the provisions of this Article 10, subject, however, to the provisions of the immediately following subdivisions (iii) and (iv).

     (iii)If Landlord shall have notified Tenant that Landlord elects (or if Landlord shall be deemed to have elected) not to exercise any of the Recapture Options and Tenant shall not have delivered to Landlord an Assignment/Sublet Notice with respect to a proposed assignment of this Lease or a subletting within ninety (90) days thereafter, then Tenant shall be required to again deliver a Marketing Notice and otherwise comply with the foregoing provisions before Landlord shall be required to make an election as to the exercise of the Recapture Options.

     (iv) If Landlord shall have notified Tenant that Landlord does not desire to exercise the Recapture Options, and Tenant shall thereafter deliver to Landlord an Assignment/Sublet Notice and such Assignment/Sublet Notice shall disclose (x) in the case of an assignment of this Lease a deviation of more than five (5%) percent of the consideration (if any) to be paid to Tenant by the assignee stated in the Marketing Notice, or (y) in the case of a subletting, a deviation in the economic terms of more than five (5%) percent from the Marketing Notice, then Landlord shall once again have a right to exercise the Recapture Options with respect thereto, but only within twenty (20) days following Landlord's receipt of Tenant's Assignment/Sublet Notice.

     (v) For the purposes of the foregoing subdivision (iv), a deviation in the economic terms shall be calculated by determination of the effective rent, taking into account the monetary values of all of the concessions, incentives and payments referred to in subdivision 10.03A(i) above.

     (vi) If Landlord shall fail to deliver the Recapture Notice to Tenant within the thirty (30) day period provided for in subdivision 10.03A(i) above, Landlord shall be deemed to have elected not to exercise any of the Recapture Options (but only with respect to the specific Marketing Notice for which said 30-day period had lapsed), provided that, when such Marketing Notice shall have been delivered to Landlord, it shall have borne the following legend typed in bold, capital letters at the top: "IF LANDLORD SHALL FAIL TO NOTIFY TENANT WHETHER LANDLORD ELECTS TO EXERCISE ITS RECAPTURE OPTIONS WITHIN THIRTY (30) DAYS FOLLOWING RECEIPT OF THIS MARKETING NOTICE, LANDLORD SHALL BE DEEMED TO HAVE WAIVED ITS RIGHT TO EXERCISE SUCH RECAPTURE OPTIONS."

B. If Landlord shall elect to require Tenant to surrender the Demised Premises and accept a termination of this Lease, then this Lease shall expire on the Recapture Date as if that date had been originally fixed as the Expiration Date. Regardless of which Recapture Option Landlord exercises under this
     Section 10.03, Landlord shall be free to, and shall have no liability to Tenant (or to any broker engaged by Tenant) if Landlord shall, lease the Demised Premises to Tenant's prospective assignee or subtenant. For the purposes of this Article 10, the phrase "substantially all of the Demised Premises" shall mean more than eighty (80%) percent of the Demised Premises.

C. If Landlord shall exercise the Recapture Option described in clause (z) of Subsection 10.03A above to require Tenant to sublease to Landlord or to Landlord's designee the Sublease Premises, such sublease to Landlord (or Landlord's designee) as sublessee (the "Recapture Sublease"), shall be subject to all of the following terms, provisions and conditions:

     (i) the rent payable by the sublessee to Tenant under the Recapture Sublease shall be equal to the lesser of (a) the portions of the Fixed Rent and Recurring Additional Rent then payable under this Lease allocable to the Sublease Premises, and (b) the rentals set forth in the proposed sublease;

     (ii) the term of the Recapture Sublease shall be for the same term as that of the proposed subletting;

     (iii)the Recapture Sublease shall be expressly subject to all of the covenants, agreements, terms, provisions and conditions of this Lease, except such as are irrelevant or inapplicable, and except as otherwise expressly set forth to the contrary in this Section 10.03;

     (iv) the Recapture Sublease shall be upon the same terms and conditions as those contained in the proposed sublease, except such as are irrelevant or inapplicable, and except as otherwise expressly set forth to the contrary in this Section 10.03;

     (v) the Recapture Sublease shall give the sublessee the unqualified and unrestricted right, without Tenant's permission, to assign the
          Recapture Sublease or any interest therein and/or to sublet the Sublease Premises or any part or parts thereof;

     (vi) the Recapture Sublease shall provide that any assignee or further assignee or further sublessee(s) of the sublessee's interest thereunder, may, at the election of Landlord, be permitted to make Alterations and decorations in the Sublease Premises (provided that Tenant shall have no obligation to remove such Alterations or decorations from the Sublease Premises, or to restore the Sublease Premises in connection with such Alterations and decorations at the expiration of the Lease Term, and, further provided, that any such Alterations shall not preclude or interfere with the use of the remainder of the Demised Premises for the Authorized Use) or any part thereof. Alterations and decorations in the Sublease Premises made by any assignee or sublessee may, in the discretion of such assignee or sublessee, be removed, in whole or in part, by such assignee or sublessee prior to or upon the expiration or other termination of the Recapture Sublease, provided that such assignee or sublessee shall repair any damage to the Sublease Premises caused by such removal (or that Tenant shall have no liability with respect to such damage); and

     (vii)the Recapture Sublease shall also provide that: (a) the parties to the Recapture Sublease expressly negate any intention that any estate created under the Recapture Sublease be merged with any other estate held by either of said parties, (b) any assignment or subletting by Landlord or Landlord's designee (as the sublessee) may be for any purpose or purposes that Landlord, in Landlord's sole discretion, shall deem suitable or appropriate, (c) Tenant, at Tenant's expense, shall and will at all times provide and permit reasonably appropriate means of ingress to and egress from the Sublease Premises (including with respect to such core bathrooms or elevator lobbies in the remaining portion of the Demised Premises), (d) Tenant shall be responsible for the cost of constructing any necessary demising walls and complying with any and all Legal Requirements pertaining thereto, including the construction of such corridors as are necessary to satisfy said Legal Requirements, (e) the sublessee shall have the right to install signs and directional indicators in or about such corridors indicating the name and location of the sublessee or other occupant of the Sublease Premises, (f) from and after the date that the Recapture Sublease shall become effective, Tenant shall have no liability to Landlord with respect to the Sublease Premises for any defaults under this Lease caused by the act or failure to act of the sublessee under the Recapture Sublease, nor shall Tenant's obligations to Landlord with respect to the Sublease Premises be increased by reason of the act or failure to act of said sublessee, and (g) at the expiration of the term of the Recapture Sublease, Tenant will accept the Sublease Premises in its then existing condition, subject to the obligations of the sublessee to make such repairs thereto as may be necessary to preserve the Sublease Premises in good order and condition.

D. Except as permitted pursuant to Section 10.02 above, in any case where Landlord shall not (or no longer) have the right to exercise a Recapture Option, upon Tenant's obtaining a proposed assignee or subtenant on terms satisfactory to Tenant, Tenant shall give notice thereof to Landlord (an "Assignment/Sublet Notice"), and (unless previously set forth in the Marketing Notice) in such notice shall set forth in reasonable detail: (i) the name and address of the proposed assignee or subtenant, (ii) the nature and character of the business of the proposed assignee or subtenant and its proposed use of the Demised Premises, (iii) current financial information with respect to the proposed assignee or subtenant, including its most recent financial report, (iv) the business terms and conditions of the proposed assignment or subletting, the effective date of which shall be not less than thirty (30) days after the giving of such notice, (v) in the event of a desired subletting of less than all of the Demised Premises, a description and floor plan of the proposed sublease premises, and (vi) any other information reasonably requested by Landlord. Tenant may elect to deliver an Assignment/Sublet Notice to Landlord simultaneously with the delivery to Landlord of the Marketing Notice.

E. If Landlord shall exercise the Recapture Option described in clause (z) of subdivision 10.03A(i) above, then the Rentable Square Feet, Tenant's Operating Share and Tenant's Tax Share shall each be reduced on a pro rata basis for the term of the Recapture Sublease.

Section 10.04.
--------------

A. If Tenant shall have complied with the provisions of Section 10.03 above and Landlord shall not have exercised any of the Recapture Options within the time period provided in Section 10.03 above, then Landlord shall not unreasonably withhold or delay consent to the proposed assignment of this Lease or a proposed subletting of all or a portion of the Demised Premises, provided that Tenant shall not then be in default with respect to any of Tenant's obligations under this Lease, and provided further that the following additional conditions (which shall be in addition to, and not in lieu of, the other terms, conditions and requirements set forth elsewhere in this Article 10) shall be satisfied:

     (i) The proposed assignee or subtenant shall not be: (a) an employment or placement agency or governmental or quasi-governmental agency, or a real estate brokerage office or medical office or executive recruitment office, or (b) entitled, directly or indirectly, to diplomatic or sovereign immunity, and the proposed assignee or subtenant shall be subject to service of process in, and the jurisdiction of the courts of, the State of New York;

     (ii) The subletting or assignment shall be to a reputable person, whose occupancy will be in keeping with the dignity and character of the then use and occupancy of the Building, and whose occupancy will not be more objectionable or more hazardous than that of Tenant herein or impose any additional burden upon Landlord in the operation of the Building;

     (iii)The proposed assignee or subtenant shall have, in the reasonable judgment of Landlord, sufficient financial worth to perform the obligations of Tenant under this Lease;

     (iv) No space shall be or have been advertised or promoted to the general public at a lower rental rate than that being asked by Landlord at the time for similar space in the Building; provided that the foregoing shall not be construed to prohibit Tenant from actually consummating an assignment or sublease, as the case may be, at a lower rental rate than that being asked by Landlord at the time for similar space in the Building;

     (v) The proposed assignee or subtenant (or any person who directly or indirectly controls, is controlled by or is under common control with, either (a) the proposed assignee or subtenant, or (b) any person who controls the proposed assignee or subtenant) shall not be a tenant, subtenant, occupant or assignee of any premises in the Building, or a party who dealt or negotiated with Landlord or Landlord's agent
          (directly or through a broker) with respect to the leasing of any space in the Building during the six (6) months immediately preceding Tenant's request for Landlord's consent, but the foregoing restriction shall be applicable only if Landlord shall be able to offer, either at the time of Tenant's request for consent or at any time during the next succeeding twelve (12) calendar months, comparably sized space in the Building to such proposed assignee or subtenant; and

     (vi) In no event shall there be more than two occupants at any one time in the combined Demised Premises and Additional Premises (as defined in Article 35 below).

B.   If Tenant shall sublet less than all of the Demised Premises,  then each of
     (i) the portion of the Demised Premises so sublet, and (ii) the portion of the Demised Premises retained by Tenant, shall be (x) a self-contained, tenantable unit, and (y) demised and used in compliance with all applicable Legal Requirements.

C. If Landlord shall fail to respond to an Assignment/Sublet Notice (whether by the grant or denial of consent, or by a request for further information) within ten (10) Business Days after Landlord's receipt thereof (or within thirty (30) Business Days following Landlord's receipt thereof, if the same shall have been delivered to Landlord concurrently with a Marketing Notice), then, provided that said Assignment/Sublet Notice shall bear the following legend typed in bold, capital letters at the top: "IF LANDLORD SHALL FAIL TO RESPOND TO TENANT IN CONNECTION WITH THIS ASSIGNMENT/SUBLET NOTICE WITHIN TEN (10) BUSINESS DAYS [THIRTY (30) BUSINESS DAYS IF DELIVERED WITH A MARKETING NOTICE], LANDLORD SHALL BE DEEMED TO HAVE CONSENTED THERETO", Landlord shall be deemed to have consented to the proposed assignment or subletting, as the case may be.

Section 10.05.
--------------
In the event of each and every permitted assignment of Tenant's interest under this Lease, the following provisions shall apply:

     (i) The assignee shall assume and agree, in a recordable writing delivered to Landlord on or before the effective date of such assignment, to perform all of the terms, conditions and agreements of this Lease on the part of Tenant to be kept, performed and observed, and to become jointly and severally liable with the assignor (and remote assignors, if any) for the performance thereof.

     (ii) The assignor shall assign to the assignee all of the assignor's right, title and interest and claim to the security deposited hereunder.

     (iii)The terms, covenants and conditions of this Lease may be changed, altered or modified in any manner whatsoever by Landlord and the assignee without the consent thereto of the Tenant named herein or of any other remote or immediate assignor. The joint and several liability of the Tenant named herein and of any immediate and remote successor-in-interest of Tenant (by assignment or otherwise), and the due performance by all such assignors and successors of each and every one of the obligations of this Lease on Tenant's part to be performed or observed, shall not in any way be discharged, released or impaired by any (a) such change, alteration or modification, or other agreement which amends any of the rights or obligations of the parties under this Lease, (b) stipulation which extends the time within which an obligation under this Lease is to be performed, (c) waiver of the performance of an obligation required under this Lease, or (d) failure to enforce any of the obligations set forth in this Lease; provided, however, that in the case of a change, alteration or modification made after the date of an assignment of this Lease, then, if and to the extent that such change, alteration or modification increases the obligations of Tenant under this Lease, the assignor shall not be liable with respect to such increase.

Section 10.06.
--------------
     A. In the event of each and every permitted subletting of all or any part of the Demised Premises, the following provisions shall apply:

          (i) No subletting shall be for a term ending later than one (1) day prior to the Expiration Date of this Lease.

          (ii) The sublease agreement shall be reasonably acceptable to Landlord in substance and form, and shall provide that it is and shall be subject and subordinate to this Lease and to all matters to which this Lease is or shall be subordinate.

          (iii)The sublease agreement and all of the subtenant's rights thereunder shall be expressly made subject to all of the obligations of Tenant under this Lease, and to the further condition and restriction that the sublease shall not be assigned, encumbered or otherwise transferred, or the subleased premises further sublet by the subtenant in whole or in part, or any part thereof suffered or permitted by the subtenant to be used or occupied by others, without the prior written consent of Landlord (which consent may be granted, withheld or conditioned in Landlord's sole and absolute discretion) in each instance, except with respect to a proposed assignment of this Lease or subletting of the entire Demised Premises by a permitted assignee or subtenant of the Tenant named herein (but not any remote assignee or subtenant) which, in each case, shall be subject to the same consent standards (as well as to Landlord's rights with respect to the Recapture Options and Profit payments, and to other rights and obligations of Tenant, set forth in this Article
               10) applicable to an initial assignment or subletting by Tenant.

B. If Landlord shall consent to a proposed subletting of all or any portion of the Demised Premises, then either the sublease agreement or the written instrument of consent, which shall also be executed and acknowledged by Tenant and the subtenant, shall contain a provision substantially similar to the following:

     "The sublandlord [i.e., Tenant under this Lease] and the subtenant hereby agree that, if the subtenant shall be in default of any obligation of the subtenant under the sublease, which default also constitutes a default by the sublandlord under the overlease [i.e., this Lease], then the overlandlord [i.e., Landlord under this Lease] shall be permitted to avail itself of all of the rights and remedies available to the sublandlord in connection therewith. Without limiting the generality of the foregoing, the overlandlord shall be permitted (by assignment of a cause of action or otherwise) to institute an action or proceeding against the subtenant in the name of the sublandlord in order to enforce the sublandlord's rights under the sublease, and shall also be permitted to take all ancillary actions (e.g., serve default notices and demands) in the name of the sublandlord as the overlandlord shall reasonably determine to be necessary. The sublandlord agrees to cooperate with the overlandlord, and to execute such documents as shall be reasonably necessary, in connection with the implementation of the foregoing rights of the overlandlord. The sublandlord and the subtenant expressly acknowledge and agree that the exercise by the overlandlord of any of the foregoing rights and remedies: (i) shall not constitute an election of remedies, (ii) shall not in any way impair the overlandlord's entitlement to pursue other rights and remedies directly against the sublandlord, and (iii) shall not establish any privity of relationship between the overlandlord and the subtenant, or in any way create a landlord/tenant relationship between the overlandlord and the subtenant."

Section 10.07.
--------------

A. If Landlord shall consent to any assignment of this Lease or to any sublease of all or any part of the Demised Premises, Tenant shall, in consideration therefor, pay to Landlord, as additional rent hereunder, the following amounts (hereinafter being referred to as "Profit"):

     (i) in the case of an assignment, fifty (50%) percent of the amount by which (x) all amounts and other consideration due or payable to Tenant and/or Tenant's designee for or by reason of such assignment
          (including all amounts due or payable for the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture, furnishings or other personal property), exceed (y) the amount of the following reasonable and customary out-of-pocket expenses, but only if and to the extent actually incurred and paid by Tenant to unrelated third parties in connection with such assignment: (a) brokerage commissions, (b) advertising expenses, (c) the cost of Alterations made by Tenant to prepare the Demised Premises for occupancy by the assignee, or the amount of a "contribution" made to the assignee by Tenant in lieu thereof, (d) legal fees, and (e) any reimbursement paid to Landlord by Tenant pursuant to Section 10.12 below; and

     (ii) in the case of a sublease,  fifty (50%) percent of the amount by which
          (x) the sum of (1) all rents, additional rents and other consideration due or payable under the sublease to Tenant by the subtenant, and (2) all other amounts and consideration due or payable to Tenant or Tenant's designee for or by reason of such subletting (including all amounts due or payable for the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture or other personal property), exceed (y) the sum of (1) that part of the Fixed Rent and additional rent hereunder allocable to the subleased space and accruing for the corresponding period during the term of the sublease, and (2) the amount of the following reasonable and customary out-of-pocket expenses, but only if and to the extent actually incurred and paid by Tenant to unrelated third parties in connection with such sublease: (a) brokerage commissions, (b) advertising expenses, and (c) the cost of Alterations made by Tenant to prepare the subleased premises for occupancy by the subtenant, or the amount of a "contribution" made to the subtenant by Tenant in lieu thereof,
          (d) legal fees, and (e) any reimbursement paid to Landlord by Tenant pursuant to Section 10.12 below.

B.   Any amount(s)  payable by Tenant pursuant to the provisions of this Section
     10.07 shall be paid by Tenant to Landlord as and when amounts on account thereof are actually paid by or on behalf of any assignee(s) and/or any sublessee(s) to Tenant or Tenant's designee, and Tenant agrees to promptly advise Landlord thereof and furnish such information with regard thereto as Landlord may reasonably request from time to time.

C. Tenant shall furnish to Landlord, in the January calendar month immediately following each calendar year during any part of which any such sublease shall be in effect, a reasonably detailed financial statement certified as being correct by an executive financial officer (or, if Tenant is not a corporation, a principal) of Tenant, setting forth all sums accruing during the prior calendar year and/or realized by Tenant from such sublease, and a computation of the Profit accruing and/or realized by Tenant during such prior calendar year. Tenant shall remit to Landlord together with such statement any Profit or portion thereof on account of such calendar year not previously remitted to Landlord. If Tenant shall assert that, based on such statement, Tenant shall have overpaid Landlord the amount of Profit owed to Landlord by Tenant pursuant to this Section 10.07 for such previous calendar year, then, after Landlord shall have had a reasonable opportunity to review such statement and shall have confirmed the accuracy of such assertion, Landlord shall, at Landlord's election, either (x) remit the amount of such overpayment to Tenant within sixty (60) days after the submission of such statement, or (y) credit the amount of such overpayment against the next due installment of Fixed Rent.

Section 10.08.
--------------

A. Each permitted assignee or transferee of Tenant's interest in this Lease (but not a subtenant) shall assume and be deemed to have assumed this Lease and all of Tenant's obligations under this Lease, and shall be and remain liable jointly and severally with Tenant for the payment of all Fixed Rent, additional rent, other charges and payments due under this Lease, and for the full and timely performance of and compliance with all the terms, covenants, conditions and agreements herein contained on Tenant's part to be performed or complied with for the entire Lease Term. No assignment, sublease or transfer shall be effective or binding on Landlord unless and until such assignee, subtenant or transferee of Tenant shall deliver to Landlord a fully executed and acknowledged duplicate original of the instrument of assignment, sublease or transfer which contains a covenant of assumption (if not a sublease) by an assignee or transferee of all of the obligations aforesaid, and a confirmation (including a sublease) of the covenant under Section 10.01 prior to and preemptive of any similar rights of Tenant or any subtenant, and shall obtain from Landlord the aforesaid written consent prior thereto. In the event of any purported assignment, sublease or transfer in contravention of the provisions of this Lease, Landlord may elect to treat such purported assignee, subtenant or transferee as having assumed this Lease jointly and severally with Tenant, without in any way or to any extent binding Landlord to consent to such purported assignment, sublease or transfer.

B. In no event shall any assignee, subtenant or other occupant of the Demised Premises use the Demised Premises for any purpose other than the Authorized Use.

Section 10.09.
--------------
The consent by Landlord to an assignment or subletting shall not relieve Tenant, the assignee or any subtenant from obtaining the express consent in writing of Landlord (which consent, unless expressly provided to the contrary in this
Article 10, may be granted, withheld or conditioned in Landlord's absolute discretion) to any other or further assignment or subletting, except with respect to a proposed assignment of this Lease or subletting of the entire Demised Premises by a permitted assignee or subtenant of the Tenant named herein (but not any remote assignee or subtenant) which, in the case of each assignee or subtenant, shall be subject to the same consent standards (as well as to Landlord's rights with respect to the Recapture Options and Profit payments, and to other rights and obligations of Tenant, set forth in this Article 10) applicable to an initial assignment or subletting by Tenant.

Section 10.10.
--------------
A. If this Lease shall be assigned (whether or not in violation of the provisions of this Article 10), Landlord may collect from the assignee, and Tenant hereby authorizes and directs the assignee to pay to Landlord, all rent (whether denominated as Fixed Rent or otherwise), additional rent and other charges payable pursuant to the instrument of assignment, with the net amount so collected by Landlord to be applied to the Fixed Rent, additional rent and other charges herein provided, but no such assignment or collection shall be deemed a waiver of the covenant by Tenant under
     Section 10.01 above, nor shall the same be deemed the acceptance by Landlord of the assignee as a tenant, or a release of Tenant from the further performance of the covenants and agreements on the part of Tenant to be performed as herein contained. Each and every instrument of assignment shall contain the substance of the foregoing provision.

B. If all or any portion of the Demised Premises shall be sublet or occupied by anyone other than Tenant (whether or not in violation of the provisions of this Article 10), then, upon demand made by Landlord at any time following the occurrence of an Event of Default, Landlord may collect from the subtenant or occupant, and Tenant hereby authorizes and directs such party to pay to Landlord, all rent (whether denominated as Fixed Rent or otherwise), additional rent and other charges payable pursuant to such instrument, with the net amount so collected by Landlord to be applied to the Fixed Rent, additional rent and other charges herein provided, but no such subletting, occupancy or collection shall be deemed a waiver of the covenant by Tenant under Section 10.01 above, nor shall the same be deemed the acceptance by Landlord of the subtenant or occupant as a tenant, or a release of Tenant from the further performance of the covenants and agreements on the part of Tenant to be performed as herein contained. Each and every instrument of sublease and/or occupancy agreement shall contain the substance of the foregoing provision.

C. If Landlord shall for any reason or cause recover or come into possession of the Demised Premises before the date hereinbefore fixed for the expiration of the Lease Term, or if an Event of Default shall occur, then Landlord shall have the right (but not the obligation) to take over any and all subleases or sublettings of the Demised Premises or any part or parts thereof made or granted by Tenant and to succeed to all of the rights and privileges of said subleases and sublettings or such of them as Landlord may elect to take over and assume, and Tenant hereby expressly assigns and transfers to Landlord such of the subleases and sublettings as Landlord may elect to take over and assume at the time of such recovery of possession (or occurrence of an Event of Default), and Tenant shall upon request of Landlord execute, acknowledge and deliver to Landlord such further assignments and transfers as may be necessary, sufficient and proper to vest in Landlord the then existing subleases and sublettings. By its entry into a sublease, each and every subtenant shall be deemed to have thereby agreed that, upon said recovery of possession (or occurrence of an Event of Default) and if Landlord shall so elect, Landlord may, in Landlord's sole and absolute discretion, take over the right, title and interest of Tenant, as sublandlord, under such sublease, in which case such subtenant shall:
     (i) be deemed to have waived any right to surrender possession of the subleased space or to terminate the sublease, (ii) be bound to Landlord for the balance of the term of such sublease, and (iii) attorn to Landlord, as its landlord, under all of the then executory terms, covenants and conditions of this Lease, except that (x) rent shall be at the greater of the rates provided in this Lease (apportioned based upon the area the subleased space bears to the entire Demised Premises) or the rates of rent and additional rent under the sublease, and (y) such subtenant shall be deemed to have expressly agreed that Landlord shall not (1) be liable for any previous act or omission of Tenant under such sublease, (2) be subject to any counterclaim, offset or defense, not expressly provided in such sublease, which theretofore accrued to such subtenant against Tenant, or
     (3) be bound by any previous modification of such sublease or by any previous prepayment of more than one (1) monthly installment of rent. The provisions of this Subsection 10.10C shall be self-operative, and no further instrument shall be required to give effect thereto. However, within five (5) days after Landlord shall have notified any subtenant of said election, such subtenant shall execute, acknowledge and deliver to Landlord such instruments as Landlord may request to evidence and confirm such attornment and the terms thereof. Each and every sublease shall contain the substance of this Subsection 10.10C.

Section 10.11.
--------------
Without limiting the generality of the covenant set forth in Section 10.01 above, Tenant covenants and agrees that Tenant shall not assign Tenant's interest under this Lease or sublet the Demised Premises (or any portion thereof) to any tenant or occupant in the Building. Tenant covenants and agrees not to accept any assignment of lease or sublease from, or become a subtenant of, any tenant or occupant in the Building.

Section 10.12.
--------------
Tenant shall reimburse Landlord on demand for all reasonable costs (including all reasonable legal fees and disbursements, as well as the costs of making investigations as to the acceptability of a proposed assignee or subtenant) which may be incurred by Landlord in connection with a request by Tenant that Landlord consent to any proposed assignment or sublease.

Section 10.13.
--------------
If Landlord shall decline to consent to any proposed assignment or sublease, or if Landlord shall exercise any of the Recapture Options under Section 10.03 above, Tenant shall indemnify, defend and hold Landlord harmless from and against any and all loss, liability, damages, cost and expense (including reasonable attorneys' fees disbursements), resulting from any claims that may be made against Landlord by the proposed assignee or subtenant or by any brokers or other persons claiming a commission or similar compensation in connection with the proposed assignment or sublease.

Section 10.14.
--------------
Except as expressly provided to the contrary in this Article 10, in the event that Tenant shall assign or attempt to assign Tenant's interest in, to or under this Lease, or if Tenant shall sublet or attempt to sublet the Demised Premises or any portion thereof, without having obtained Landlord's prior written consent thereto (when such consent is required under this Article 10) or in violation of any of the other provisions contained in this Lease, Landlord shall have the right to terminate this Lease at any time thereafter without affording Tenant any grace period or opportunity to cure. The acceptance by Landlord of any Fixed Rent or additional rent paid, or of the performance of any obligation to be performed by Tenant, by a purported assignee or subtenant shall not be deemed
(i) a consent by Landlord to the assignment or sublet to such purported assignee or subtenant, (ii) a release by Landlord of Tenant's performance of, or compliance with, any of the obligations to be performed, or covenants or terms to be complied with, by Tenant pursuant to this Lease, or (iii) a waiver of Landlord's right of termination as set forth in the immediately preceding sentence.

Section 10.15.
--------------
The listing of any name other than that of Tenant, whether on the doors of the Demised Premises, on any Building directory, elevators or otherwise, shall not operate to vest any right or interest in this Lease or the Demised Premises, nor shall it be deemed to be the consent of Landlord to any assignment or transfer of this Lease or to any sublease of the Demised Premises or to the use or occupancy thereof by third parties. Landlord shall not be required to permit the listing of any name other than that of Tenant and Tenant's permitted subtenants, and Tenant agrees that, if Landlord does consent to any such listing, the same shall be deemed a privilege extended by Landlord that is revocable at will by written notice to Tenant.


                                   ARTICLE 11

                         NON-LIABILITY; INDEMNIFICATION


Section 11.01.
--------------
Neither Landlord nor Landlord's agents shall be liable for: (i) any damage to property of Tenant or of others entrusted to employees of Landlord or to Landlord's agents, nor for the loss of or damage to any property of Tenant or of Persons Within Tenant's Control by theft or otherwise; (ii) any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain, snow or leaks from any part of the Building or from the pipes, appliances or plumbing works or from the roof, street or sub-surface or from any other place or by dampness or by any other cause of whatsoever nature, unless such injury or damage is caused by the negligent act of Landlord and is not otherwise subject to the provisions of Section 8.04 above; (iii) any such damage caused by other tenants or persons in the Building or caused by operations in construction of any private, public or quasi-public work; or (iv) any latent defect in the Demised Premises or in the Building. Subject to the provisions of Section 8.04 above, nothing contained in this
Section 11.01 shall be construed to relieve Landlord of any liability that Landlord may have to Tenant under law for any loss or damage suffered by Tenant that is caused solely by the willful misconduct or negligence of Landlord (it being agreed, however, that in no event shall Landlord ever have any liability to Tenant, or to any person claiming by, through or under Tenant, for consequential damages).

Section 11.02.
--------------
Intentionally omitted.

Section 11.03.
--------------
Tenant agrees, irrespective of whether Tenant shall have been negligent in connection therewith, to indemnify, protect, defend and save harmless, Landlord and Landlord's partners, officers, directors, contractors, agents and employees (individually and collectively, the "Indemnified Party") from and against any and all liability (statutory or otherwise), claims, suits, demands, damages, judgments, costs, fines, penalties, interest and expenses (including reasonable counsel and other professional fees and disbursements incurred in any action or proceeding, whether between Tenant and the Indemnified Party, or between the Indemnified Party and any third party or otherwise), to which any such Indemnified Party may be subject or suffer arising from, or in connection with:
(i) any liability or claim for any injury to, or death of, any person or persons, or damage to property (including any loss of use thereof), occurring in or about the Demised Premises, or (ii) the use and occupancy of the Demised Premises, or from any work, installation or thing whatsoever done or omitted (other than by Landlord or by Landlord's agents or employees) in or about the Demised Premises during the Lease Term and during the period of time, if any, prior to the Commencement Date that Tenant may have been given access to the Demised Premises, or (iii) any default by Tenant in the performance of Tenant's obligations under this Lease, or (iv) any act, omission, carelessness, negligence or misconduct of Tenant or of any Person Within Tenant's Control.

Section 11.04.
--------------
Tenant shall reimburse and compensate Landlord, as additional rent within thirty
(30) days after rendition of a statement, for all expenditures, costs, fees, expenses, judgments, penalties, damages and fines sustained or incurred by Landlord (including reasonable counsel and other professional fees and disbursements incurred in connection with any action or proceeding) in connection with any matter set forth in this Article 11, or non-performance or non-compliance with or breach or failure by Tenant to observe any term, covenant, agreement, provision or condition of this Lease, or breach of any warranty or representation by Tenant made in this Lease. If, in any action or proceeding naming both Landlord and Tenant, liability arising out of the negligence of Tenant is established, Tenant shall (i) indemnify Landlord in accordance with the provisions of this Article 11 and (ii) waive any right of contribution against Landlord. Reference in this Article 11 to Landlord shall for all purposes be deemed to include (if applicable) any Overlandlord and each Mortgagee.

Section 11.05.
--------------
A. Except as otherwise provided in Subsection 11.05B below, Tenant agrees that Tenant's sole remedies in any instances where Tenant disputes Landlord's reasonableness in exercising judgment or withholding consent or approval pursuant to a specific provision of this Lease shall be those remedies in the nature of an injunction, declaratory judgment or specific performance, the rights to monetary damages or other remedies being hereby specifically and irrevocably waived by Tenant. Without limiting the generality of the foregoing, and unless expressly provided to the contrary in this Lease, Tenant agrees that, in any situation in which Landlord's consent or approval is required pursuant to this Lease, the same may be granted or withheld in Landlord's absolute discretion, and/or be made subject to such conditions as Landlord, in Landlord's absolute discretion, may deem appropriate.

B. Tenant shall have the right to submit a dispute relating to the reasonableness of the grant or denial of a consent under Article 10 above, or any other provision of this Lease where Landlord's consent is expressly required to be reasonable or not unreasonably withheld, to binding arbitration ("Expedited Arbitration") under the Expedited Procedures provisions (Rules 53 through 57 in the current edition) of the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). In cases where the parties utilize such arbitration: (i) the parties will have no right to object if the arbitrator so appointed was on the list submitted by the AAA and was not objected to in accordance with Rule 54, (ii) the first hearing shall be held within seven (7) Business Days after the appointment of the arbitrator, (iii) if the arbitrator shall find that Landlord had acted unreasonably in withholding a consent or approval, such consent or approval shall be deemed granted, and (iv) the losing party in such arbitration shall pay the arbitration costs charged by AAA and/or the arbitrator.


                                   ARTICLE 12

                                  CONDEMNATION


Section 12.01.
--------------
If the whole of the Demised Premises shall be lawfully condemned or taken in any manner for any public or quasi-public use, this Lease and the term and estate hereby granted shall forthwith cease and terminate as of the date of vesting of title. If only a part of the Demised Premises shall be so condemned or taken, then this Lease shall remain in full force and effect, but, effective as of the date of vesting of title, the Fixed Rent and Recurring Additional Rent hereunder shall be abated in an amount apportioned according to the area of the Demised Premises so condemned or taken. If only a part of the Building shall be so condemned or taken (whether or not the Demised Premises shall be affected), then
(i) Landlord may, at Landlord's option, terminate this Lease and the term and estate hereby granted as of the date of such vesting of title by notifying Tenant in writing of such termination within sixty (60) days following the date on which Landlord shall have received notice of vesting of title, and (ii) if such condemnation or taking shall deprive Tenant of access to the Demised Premises and Landlord shall not have provided or undertaken steps to provide other means of access thereto, Tenant may, at Tenant's option, but only by delivery of notice in writing to Landlord within sixty (60) days following the date on which Tenant shall have received notice of vesting of title, terminate this Lease and the term and estate hereby granted as of the date of vesting of title. If neither Landlord nor Tenant elects to terminate this Lease as aforesaid, this Lease shall be and remain unaffected by such condemnation or taking, except that the Fixed Rent and Recurring Additional Rent shall be abated to the extent, if any, hereinbefore provided in this Article 12. If only a part of the Demised Premises shall be so condemned or taken and this Lease and the term and estate hereby granted are not terminated as hereinbefore provided, Landlord shall, with reasonable diligence and at Landlord's expense, restore the remaining portion of the Demised Premises as nearly as practicable to the same condition as existed prior to such condemnation or taking, provided that such restoration shall not exceed the scope of the work done in originally constructing the Building and that the cost thereof shall not exceed the net proceeds of the award received by Landlord for the value of the portion of the Demised Premises so taken, and Tenant shall be entitled to receive no part of such award.

Section 12.02.
--------------
In the event of any condemnation or taking hereinbefore mentioned of all or a part of the Building or the Demised Premises, Landlord shall be entitled to receive the entire award in the condemnation proceeding, including any award made for the value of the estate vested by this Lease in Tenant, and Tenant hereby expressly assigns to Landlord any and all right, title and interest of Tenant now or hereafter arising in or to any such award or any part thereof, and Tenant shall be entitled to receive no part of such award. In any condemnation proceeding, Tenant may submit a separate claim against the condemning authority for the value of Tenant's trade fixtures and the cost of removal or relocation, if such separate claims are allowable as such and do not reduce the award otherwise payable to Landlord.

Section 12.03.
--------------
If all or any portion of the Demised Premises shall be taken by the exercise of the right of eminent domain for occupancy for a limited period, this Lease shall continue in full force and effect and Tenant shall continue to pay in full the Fixed Rent, additional rent and other charges herein reserved, without reduction or abatement, and Tenant shall be entitled to receive so much of any award or payment made for such use as shall be equal to the aforementioned payments that are actually made by Tenant to Landlord during such temporary taking, except as hereinafter provided, and Landlord shall receive the balance thereof. If such award or payment shall be made in a lump sum, Landlord shall receive out of such lump sum (and Tenant shall be credited with) an amount equal to the total of the Fixed Rent, additional rent and other charges due to Landlord or to be paid by Tenant under the terms of this Lease for the period of such taking (less any amounts theretofore paid by Tenant to Landlord attributable to the period of such taking), and such amount received by Landlord shall be held by Landlord as a fund which Landlord shall apply from time to time to the payments due to Landlord from Tenant under the terms of this Lease. Out of the balance of such sum, if any, Tenant shall be paid in an amount equal to the amounts, if any, theretofore paid by Tenant to Landlord attributable to the period of such taking, and Landlord shall be paid the remainder of such balance. If such taking shall be for a period not extending beyond the Lease Term, and if such taking results in changes or Alterations in the Demised Premises which would necessitate an expenditure to restore the Demised Premises to its former condition, then Tenant at the termination of such taking shall, at Tenant's expense, restore the Demised Premises to its former condition, and such portion of the award or payment payable to Landlord, if any, in excess of the Fixed Rent, additional rent and other charges for the period of such taking as shall be necessary to cover the expenses of such restoration shall be applied to such restoration, and the balance necessary, if any, shall be paid by Tenant. Tenant shall also pay all fees, costs and expenses of every character and kind of Landlord incurred in connection with such limited taking and obtaining the award therefor, and in connection with such restoration.


                                   ARTICLE 13

                              ACCESS; BUILDING NAME


Section 13.01.
--------------
Landlord reserves the right at any time and from time to time (without thereby creating an actual or constructive eviction or incurring any liability to Tenant therefor) to place such structures and to make such relocations, changes, Alterations, additions, improvements, Repairs and replacements on the Land and in or to the Building (including the Demised Premises) and the Building Systems, and the operation of the Building Systems, as well as in or to the street entrances, subway entrances, lobbies, halls, plazas, washrooms, tunnels, elevators, stairways and other parts thereof, and to erect, maintain and use concealed or furred pipes, ducts and conduits in and through the Demised Premises, all as Landlord may in Landlord's sole discretion deem necessary or desirable; provided, however, that Landlord shall use commercially reasonable efforts (but shall not be required to use overtime or premium pay labor) to minimize Tenant's use and occupancy of the Demised Premises arising from the making of such Repairs, Alterations and improvements. Landlord shall also have the right to install solar control window film on, or otherwise alter for energy savings purpose, any windows of the Demised Premises. Nothing contained in this
Article 13 shall be deemed to relieve Tenant of any duty, obligation or liability of Tenant with respect to making any repair, replacement or improvement or complying with any Legal Requirements as elsewhere in this Lease provided.

Section 13.02.
--------------
Neither this Lease nor any use by Tenant shall give Tenant any right or easement in or to the use of any door or hallways, or any passage or any tunnel or any arcade or plaza or to any connection of the Building with any subway, railroad or any other building or to any public conveniences, and the use of such doors, halls, passages, tunnels, arcades, plazas, connections and conveniences may without notice to Tenant be regulated or discontinued at any time and from time to time by Landlord without Landlord incurring any liability to Tenant therefor and without affecting the obligations of Tenant under this Lease.

Section 13.03.
--------------
Landlord, and (if applicable) Overlandlord and any Mortgagee, and their representatives, may enter the Demised Premises upon reasonable advance notice (which may be given orally to any management level or administrative employee of Tenant) and at reasonable hours (except in an emergency, in which case entry may be made at any time and without notice), and without Tenant being present, for the purpose of inspection or of making Repairs, Alterations, additions, restorations, replacements or improvements in or to the Demised Premises or the Building or Building Systems or of complying with Legal Requirements or the requirements of any Insurance Board, or of performing any obligation imposed on Landlord by this Lease, or of exercising any right reserved to Landlord by this Lease (including the right, during the progress of any Repairs or Alterations or while performing work or furnishing materials in connection with compliance with all such Legal Requirements or requirements of any Insurance Board, to keep and store within the Demised Premises all necessary materials, tools and equipment), provided that the foregoing shall not be deemed to impose any obligation on Landlord or Overlandlord or Mortgagee to make any Repairs or Alterations.

Section 13.04.
--------------
Landlord may, at reasonable times and without Tenant being present, show the Demised Premises to any prospective purchaser, lessee, mortgagee, or assignee of the Building and/or the Land, or of Landlord's interest therein, and their representatives. During the twelve (12) month period preceding the Expiration Date, Landlord may similarly show the Demised Premises or any part thereof to any person contemplating the leasing of all or a portion of the same. During the last month of the Lease Term, if Tenant shall have removed all or substantially all of Tenant's property from the Demised Premises, Landlord may immediately or at any time thereafter enter, alter, renovate and/or redecorate the Demised Premises without limitation or abatement of rent, or incurring liability to Tenant for any compensation, and such act shall have no effect on this Lease or Tenant's obligations hereunder.

Section 13.05.
--------------
Without incurring any liability to Tenant, Landlord may permit access to the Demised Premises and open the same, whether or not Tenant shall be present, upon demand of any receiver, trustee, assignee for the benefit of creditors, sheriff, marshal or court officer entitled to, or purporting to be entitled to, such access for the purpose of taking possession of, or removing, Tenant's property or for any other lawful purpose (but by this provision any action by Landlord hereunder shall not be deemed a recognition by Landlord that the person or official permitted to such access has any right to such access or interest in or to this Lease, or in or to the Demised Premises), or upon demand of any representative of the fire, police, building, sanitation or other department of the city, state or federal governments.

Section 13.06.
--------------
Landlord shall have the absolute right at any time, and from time to time, to name and change the name of the Building and to change the designated address of the Building. The Building may be named after any person, or otherwise, whether or not such name shall be, or shall resemble, the name of a tenant of space in the Building.

Section 13.07.
--------------
Any reservation of a right by Landlord to enter upon the Demised Premises and to make or perform any Repairs, Alterations or other work in, to or about the Demised Premises which, in the first instance, is the obligation of Tenant pursuant to this Lease, shall not be deemed to: (i) impose any obligation on Landlord to do so, (ii) render Landlord liable (to Tenant or any third party) for the failure to do so, or (iii) relieve Tenant from any obligation to indemnify Landlord as otherwise provided elsewhere in this Lease.

Section 13.08.
--------------
Subject to the provisions of this Lease and to circumstances beyond the control of Landlord, Tenant shall have access to the Demised Premises on a 24-hour per day, 365-day per year, basis.


                                   ARTICLE 14

                                   BANKRUPTCY


Section 14.01.
--------------
This Lease and the term and estate hereby granted shall be subject to the conditional limitation that, if any one or more of the following events shall occur: (i) Tenant shall (a) have applied for or consented to the appointment of a receiver, trustee, liquidator, or other custodian of Tenant or any of its properties or assets, (b) have made a general assignment for the benefit of creditors, (c) have commenced a voluntary case for relief as a debtor under the United States Bankruptcy Code or filed a petition to take advantage of any bankruptcy, reorganization, insolvency, readjustment of debts, dissolution or liquidation law or statute or an answer admitting the material allegations of a petition filed against it in any proceeding under any such law, or (d) be adjudicated a bankrupt or insolvent, or (ii) without the acquiescence or consent of Tenant, an order, judgment or decree shall have been entered by any court of competent jurisdiction (a) approving as properly filed a petition seeking relief under the United States Bankruptcy Code or any bankruptcy, reorganization, insolvency, readjustment of debts, dissolution or liquidation law or statute with respect to Tenant or with respect to all or a substantial part of Tenant's properties or assets, or (b) appointing a receiver, trustee, liquidator or other custodian of Tenant or of all or a substantial part of Tenant's properties or assets, and such order, judgment or decree shall have continued unstayed and in effect for any period of ninety (90) days or more, then this Lease may be cancelled and terminated by Landlord by the sending of a written notice to Tenant within a reasonable time after Landlord shall be notified of the happening of any of the aforedescribed events. Neither Tenant, nor any person claiming through or under Tenant or by reason of any statute or order of court, shall thereafter be entitled to possession of the Demised Premises, but shall forthwith quit and surrender the Demised Premises. If this Lease shall have been theretofore assigned in accordance with the provisions of Article 10 above, then the provisions of this Article 14 shall be applicable only to the party then owning Tenant's interest in this Lease.

Section 14.02.
--------------
Without limiting any of the foregoing provisions of this Article, if, pursuant to the United States Bankruptcy Code, Tenant shall be permitted to assign this Lease notwithstanding the restrictions contained in this Lease, Tenant agrees that adequate assurance of future performance by an assignee expressly permitted under such Code shall be deemed to mean (a) the deposit of cash security in an amount equal to the sum of three (3) monthly installments of the Fixed Rent plus the Recurring Additional Rent for the calendar year preceding the year in which such assignment is intended to become effective, which deposit shall be held by Landlord for the balance of the Lease Term, without interest, as security for the full performance of all of the obligations under this Lease on the part of Tenant to be performed, and (b) evidence by financial statement prepared and certified by a certified public accountant that the assignee has a current net worth, after including the assignment and excluding the value of the leasehold, sufficient to meet all of the remaining rental obligations under this Lease.


                                   ARTICLE 15

                           DEFAULTS, REMEDIES, DAMAGES


Section 15.01.
--------------
A. This Lease and the term and estate hereby granted shall be subject to the conditional limitation that, if any one or more of the following events (collectively, "Events of Default") shall occur:

     (i) Tenant shall fail to pay to Landlord the full amount of any installment of Fixed Rent or any additional rent, or any other charge payable hereunder by Tenant to Landlord, within ten (10) days after the date upon which the same shall first become due; or

     (ii) Tenant shall do anything or permit anything to be done, whether by action or inaction, in breach of any covenant, agreement, term, provision or condition of this Lease, or any Exhibit annexed hereto, on the part of Tenant to be kept, observed or performed (other than a breach of the character referred to in clause 15.01A(i) above), and such breach shall continue and shall not be fully remedied by Tenant within fifteen (15) days after Landlord shall have given to Tenant a notice specifying the same (except in connection with a breach which cannot be remedied or cured within said fifteen (15) day period, in which event the time of Tenant within which to cure such breach shall be extended for such time as shall be necessary to cure the same, but only if Tenant, within such fifteen (15) day period, shall promptly commence and thereafter proceed diligently and continuously to cure such breach, and provided further that such period of time shall not be so extended as to jeopardize the interest of Landlord in the Land and/or the Building or so as to subject Landlord to any liability, civil or criminal); or

     (iii)Any event shall occur or any contingency shall arise whereby this Lease or the estate hereby granted or the unexpired balance of the Lease Term would, by operation of law or otherwise, devolve upon or pass to any person, firm, association or corporation other than Tenant, except as may be expressly authorized herein; or

     (iv) Tenant shall abandon the Demised Premises, for sixty (60) consecutive days, or the same shall become vacant (whether or not the keys be surrendered, and whether or not the rent be paid, and whether or not improvements, personal property or trade fixtures remain in the Demised Premises), or Tenant shall fail to take possession or move into the Demised Premises within sixty (60) days after the completion of Tenant's Initial Work; or

     (v) Tenant, or any parent, affiliate or subsidiary of Tenant, (a) shall be the tenant or occupant of any other space in the Building, and (b) shall default in the performance of any of its obligations under the relevant lease or other occupancy agreement (whether or not the term thereof shall then have commenced), and such default shall continue after the expiration of the applicable cure period (if any) provided in such lease or other occupancy agreement; or

     (vi) subject to the provisions of Subsection 35.03B below, there shall be more than three hundred sixty (360) people present, in the aggregate, in the Demised Premises at any one time;

     then, upon the occurrence of any of said events, Landlord may at any time thereafter give to Tenant a notice of termination of this Lease setting forth a termination date three (3) days from the date of the giving of such notice, and, upon the giving of such notice, this Lease and the term and estate hereby granted (whether or not the Lease Term shall theretofore have commenced) shall expire and terminate upon the expiration of said three (3) days with the same effect as if that day were the date hereinbefore set for the expiration of the Lease Term, but Tenant shall remain liable for damages as provided in Section 15.03 below.

B. If any Event of Default shall occur three (3) times within any period of twelve (12) months, then, notwithstanding that each such Event of Default shall have been cured, any further defaults of the same or a substantially similar nature occurring within said twelve (12) month period shall be deemed an Event of Default, whereupon Landlord shall have the right at any time thereafter to terminate this Lease as set forth in Subsection 15.01A above, without affording Tenant any right or opportunity to cure said default.

Section 15.02.
--------------
A. If an Event of Default shall have occurred, Landlord and/or Landlord's agents and employees, whether or not this Lease shall have been terminated pursuant to Articles 14 or 15, may, without notice to Tenant, immediately or at any time thereafter re-enter into or upon the Demised Premises or any part thereof, either by summary dispossess proceedings or by any suitable action or proceeding at law, or by force or otherwise, to the extent legally permitted, without being liable to indictment, prosecution or damages therefor, and may repossess the same, and may remove any persons or property therefrom, to the end that Landlord may have, hold and enjoy the Demised Premises again as and of its first estate and interest therein. The words "re-enter", "re-entry" and "re-entered" as used in this Lease are not restricted to their technical legal meanings. In the event of any termination of this Lease under the provisions of Articles 14 or 15, or in the event that Landlord shall re-enter the Demised Premises under the provisions of this Article 15, or in the event of the termination of this Lease (or of re-entry) by or under any summary dispossess or other proceeding or action or any provision of law, Tenant shall thereupon pay to Landlord the Fixed Rent, additional rent and any other charges payable hereunder by Tenant to Landlord up to the time of such termination of this Lease, or of such recovery of possession of the Demised Premises by Landlord, as the case may be, plus the expenses incurred or paid by Landlord in terminating this Lease or of re-entering the Demised Premises and securing possession thereof, including reasonable attorneys' fees and costs of removal and storage of Tenant's property, and Tenant shall also pay to Landlord damages as provided in Section 15.03 below.

B. In the event of the re-entry into the Demised Premises by Landlord under the provisions of this Section 15.02, and if this Lease shall not be terminated, Landlord may (but shall have absolutely no obligation to do so), not in Landlord's own name, but as agent for Tenant, relet the whole or any part of the Demised Premises for any period equal to or greater or less than the remainder of the original term of this Lease, for any sum which Landlord may deem suitable, including rent concessions, and for any use and purpose which Landlord may deem appropriate. Such reletting may include any improvements, personalty and trade fixtures remaining in the Demised Premises.

C. In the event of a breach or threatened breach on the part of Tenant with respect to any of the covenants, agreements, terms, provisions or conditions on the part of or on behalf of Tenant to be kept, observed or performed, Landlord shall also have the right to obtain injunctive relief.

D. In the event of (i) the termination of this Lease under the provisions of Articles 14 or 15, or (ii) the re-entry of the Demised Premises by Landlord under the provisions of this Section 15.02, or (iii) the termination of this Lease (or re-entry) by or under any summary dispossess or other proceeding or action or any provision of law by reason of default hereunder on the part of Tenant, Landlord shall be entitled to retain all monies, if any, paid by Tenant to Landlord, whether as advance rent, security deposit or otherwise, but such monies shall be credited by Landlord against any Fixed Rent, additional rent or any other charge due from Tenant at the time of such termination or re-entry or, at Landlord's option, against any damages payable by Tenant under Section 15.03 or pursuant to law.

E. The specified remedies to which Landlord may resort under this Lease are cumulative and concurrent, and are not intended to be exclusive of each other or of any other remedies or means of redress to which Landlord may lawfully be entitled at any time, and Landlord may invoke any remedy allowed under this Lease or at law or in equity as if specific remedies were not herein provided for, and the exercise by Landlord of any one or more of the remedies allowed under this Lease or in law or in equity shall not preclude the simultaneous or later exercise by the Landlord of any or all other remedies allowed under this Lease or in law or in equity.

Section 15.03.
--------------
A. In the event of any termination of this Lease under the provisions hereof or under any summary dispossess or other proceeding or action or any provision of law, or in the event that Landlord shall re-enter the Demised Premises under the provisions of this Lease, Tenant shall pay to Landlord as damages, at the election of Landlord, either:

     (i) a sum which at the time of such termination of this Lease or at the time of any such re-entry by Landlord, as the case may be, represents the then value of the excess, if any, of (a) the aggregate of the installments of Fixed Rent and the additional rent (if any) which would have been payable hereunder by Tenant, had this Lease not so terminated, for the period commencing with such earlier termination of this Lease or the date of any such re-entry, as the case may be, and ending with the date hereinbefore set for the expiration of the full term hereby granted pursuant to Articles 1 and 2, over (b) the aggregate rental value of the Demised Premises for the same period (the amounts of each of clauses (a) and (b) being first discounted to present value at an annual rate equal to the then prevailing discount rate announced by the Federal Reserve Bank); or

     (ii) sums equal to the aggregate of the installments of Fixed Rent and additional rent (if any) which would have been payable by Tenant had this Lease not so terminated, or had Landlord not so re-entered the Demised Premises, payable upon the due dates therefor specified herein following such termination or such re-entry and until the date herein before set for the expiration of the full term hereby granted; provided, however, that if Landlord shall relet the Demised Premises during said period, Landlord shall credit Tenant with the net rents received by Landlord from such reletting, such net rents to be determined by first deducting from the gross rents as and when received by Landlord from such reletting the expenses incurred or paid by Landlord in terminating this Lease and of re-entering the Demised Premises and of securing possession thereof, including reasonable attorneys' fees and costs of removal and storage of Tenant's property, as well as the expenses of reletting, including repairing, restoring and improving the Demised Premises for new tenants, brokers' commissions, advertising costs, reasonable attorneys' fees and disbursements, and all other similar or dissimilar expenses chargeable against the Demised Premises and the rental therefrom in connection with such reletting, it being understood that such reletting may be for a period equal to or shorter or longer than the remaining term of this Lease; and provided further, that (a) in no event shall Tenant be entitled to receive any excess of such net rents over the sums payable by Tenant to Landlord hereunder, (b) in no event shall Tenant be entitled in any suit for the collection of damages pursuant to this Subdivision (ii) to a credit in respect of any net rents from a reletting except to the extent that such net rents are actually received by Landlord prior to the commencement of such suit, and (c) if the Demised Premises or any part thereof should be relet in combination with other space, then proper apportionment on a square foot area basis shall be made of the rent received from such reletting and of the expenses of reletting, or if relet for a period longer than the remaining term of this lease, the expenses of reletting shall be apportioned based on the respective periods.

B. For the purposes of Subdivision A(i) of this Section 15.03, the amount of additional rent which would have been payable by Tenant under Article 19 for each year, as therein provided, ending after such termination of this Lease or such re-entry, shall be deemed to be an amount equal to the amount of such additional rent payable by Tenant for the calendar year and Tax Year ending immediately preceding such termination of this Lease or such re-entry. Suit or suits for the recovery of such damages, or any installments thereof, may be brought by Landlord from time to time at Landlord's election, and nothing contained herein shall be deemed to require Landlord to postpone suit until the date when the term of this Lease would have expired if it had not been terminated under the provisions of Articles 14 or 15, or under any provision of law, or had Landlord not re-entered the Demised Premises.

Section 15.04.
--------------
Nothing contained in this Article 15 shall be construed as limiting or precluding the recovery by Landlord against Tenant of any payments or damages to which, in addition to the damages particularly provided above, Landlord may lawfully be entitled by reason of any default hereunder on the part of Tenant. The failure or refusal of Landlord to relet the Demised Premises or any part or parts thereof, or the failure of Landlord to collect the rent thereof under such reletting, shall not release or affect Tenant's liability for damages.

Section 15.05.
--------------
Tenant, for Tenant, and on behalf of any and all persons claiming through or under Tenant, including creditors of all kinds, does hereby waive and surrender all right and privilege which they or any of them might have under or by reason of any present or future law to redeem the Demised Premises, or to have a continuance of this Lease for the term hereby demised, after Tenant shall be dispossessed or ejected therefrom by process of law or under the terms of this Lease or after the expiration or termination of this Lease as herein provided or pursuant to law. Tenant also waives the provisions of any law relating to notice and/or delay in levy of execution in case of an eviction or dispossess of a tenant for non-payment of rent, and of any other law of like import now or hereafter in effect. In the event that Landlord shall commence any summary proceeding for non-payment of rent or for holding over after the expiration or sooner termination of this Lease, Tenant shall not, and hereby expressly waives any right to, interpose any counterclaim of whatever nature or description in any such proceeding.

Section 15.06.
--------------
The provisions of this Article 15 shall survive the expiration or sooner termination of this Lease.


                                   ARTICLE 16

                     CURING TENANT'S DEFAULTS; REIMBURSEMENT


Section 16.01.
--------------
If Tenant shall default (after notice and the expiration of the applicable cure period) in the observance or performance of any term, covenant, provision or condition on Tenant's part to be observed or performed under or by virtue of any of the terms or provisions in this Lease, then, unless otherwise provided elsewhere in this Lease, Landlord may immediately or at any time thereafter and without notice perform the obligation of Tenant thereunder, and if Landlord, in connection therewith or in connection with any default by Tenant in the covenant to pay Fixed Rent or additional rent hereunder, shall make any expenditures or incur any obligations for payment of money, including court costs and reasonable attorneys' fees and disbursements, in instituting, prosecuting or defending any action or proceeding, then such fees, disbursements, costs and expenses so paid or obligations incurred shall be additional rent to be paid by Tenant to Landlord, upon demand, with interest thereon at an annual rate (the "Interest Rate") equal to the lesser of: (a) the then prevailing prime rate (which, for the purposes hereof, includes any equivalent or successor interest rate, however denominated) of interest for unsecured ninety-day loans by Citibank, N.A. (or The Chase Manhattan Bank, N.A., if Citibank, N.A. shall not then have an established prime rate; or Chemical Bank, if neither Citibank, N.A. nor The Chase Manhattan Bank, N.A., shall then have an established prime rate; or the prime rate of any major banking institution doing business in New York City, as selected by Landlord, if none of the aforementioned banks shall be in existence or have an established prime rate) plus two (2) percentage points, or (b) the maximum rate allowed by law. Any interest payable by Tenant pursuant to this Lease at the Interest Rate shall be calculated from the day such expenditure is made or obligation is incurred until the date when such payment is finally and completely paid by Tenant to Landlord.

Section 16.02.
--------------
Bills for any property, material, labor or services provided, furnished or rendered, or caused to be provided, furnished or rendered, by Landlord to Tenant, may be sent by Landlord to Tenant monthly (or immediately, at Landlord's option), and shall be due and payable by Tenant as additional rent within ten
(10) days after the same shall be sent to Tenant by Landlord. If Landlord shall commence a summary proceeding against Tenant for non-payment of rent, Tenant shall reimburse Landlord as additional rent for Landlord's reasonable attorneys' fees and expenses, both if judgment is awarded for Landlord, or if Tenant makes the payment subsequent to service of process but prior to entry of judgment. If Tenant or any subtenant of Tenant shall request Landlord's consent to any matter that requires Landlord's consent under this Lease and if Landlord (in Landlord's sole discretion) shall refer the matter to Landlord's attorneys or other professionals  or  consultants,  then,  whether  or not  such  consent  shall be granted, Tenant shall reimburse Landlord for the reasonable fees and disbursements incurred by Landlord in connection therewith as additional rent within ten (10) days after a bill therefor shall have been rendered.

Section 16.03.
--------------
If the Term shall have expired or been terminated after or on the date that Landlord shall have made any of the expenditures, or incurred any of the obligations, set forth in this Article 16, then all such amounts and any interest thereon, as set forth in Section 16.01 above, shall be recoverable by Landlord as damages. The provisions of this Article 16 shall survive the expiration or sooner termination of this Lease.


                                   ARTICLE 17

                                 QUIET ENJOYMENT


Section 17.01.
--------------
Landlord covenants that, if and for so long as Tenant shall pay all of the Fixed Rent and additional rent reserved hereunder and shall observe and perform all of the terms, agreements, covenants, provisions and conditions of this Lease on Tenant's part to be observed and performed, and not be in default with respect to any of Tenant's obligations under this Lease after notice and the expiration of the applicable cure period, Tenant may peaceably and quietly enjoy the Demised Premises, subject nevertheless to the terms and conditions of this Lease, and provided, however, that no eviction of Tenant by reason of paramount title, by reason of the foreclosure of any Mortgage now or hereafter affecting the Demised Premises or by reason of any termination of any Underlying Lease to which this Lease is or shall become subject and subordinate, whether such termination is effected by operation of law, by agreement or otherwise, shall be construed as a breach of this covenant nor shall any action by reason thereof be brought against Landlord. This covenant shall be construed as a covenant running with the Land, and is not, nor shall it be construed as, a personal covenant of Landlord, except to the extent of Landlord's interest in this Lease and only for so long as such interest shall continue. Accordingly, this covenant shall bind and be enforceable against Landlord or any successor to Landlord's interest, subject to the terms hereof, only for so long as Landlord or any successor to Landlord's interest, respectively, shall be in possession and shall be collecting rent from Tenant, but not thereafter.


                                   ARTICLE 18

                                BUILDING SERVICES


Section 18.01.
--------------
A. From and after the date that Tenant shall be ready to occupy the Demised Premises for the conduct of Tenant's business therein, if this lease shall be in full force and effect, Landlord shall provide the following services:

     (i) passenger and freight elevator service on Business Days, during Business Hours, and, subject to the provisions of Section 18.03 below, have one elevator on call at all other times. Tenant agrees that Landlord may, at Landlord's election, install elevators with or without operators and may change the same from time to time;

     (ii) freight elevator service on Business Days, during the hours of 8 A.M. to 4 P.M.;

     (iii)water for purposes (including lavatory and pantry purposes) consistent with the Authorized Use. Landlord shall (or, at Landlord's direction, Tenant shall) install a meter or meters or other means to measure Tenant's water consumption, and Tenant agrees to pay for the cost of the meter or meters and the installation thereof, and to pay for the maintenance of said meter equipment and/or to pay Landlord's cost of other means of measuring such water consumption by Tenant. Tenant shall reimburse Landlord for the cost of all water consumed as measured by said meter or meters or as otherwise measured including sewer rents, plus five (5%) percent of the resulting total, as additional rent, on a monthly basis at the same time as Tenant shall pay Fixed Rent in accordance with Article 3 above; and

     (iv) low pressure steam in order to heat Tenant's fresh air supply. Landlord shall (or, at Landlord's direction, Tenant shall) install a meter or meters or other means to measure Tenant's steam consumption, and Tenant agrees to pay for the cost of the meter or meters and the installation thereof, and to pay for the maintenance of said meter equipment and/or to pay Landlord's cost of other means of measuring such steam consumption by Tenant. Tenant shall reimburse Landlord for the cost of all steam consumed as measured by said meter or meters or as otherwise measured, plus five (5%) percent of the resulting total, as additional rent, within ten (10) days after bills therefor are rendered. Alternatively, at Landlord's election, upon ten (10) days notice to Tenant, Landlord may shut such meter or meters off, and Landlord shall charge Tenant Landlord's reasonable cost of all steam consumed by Tenant, plus five (5%) of the resulting total, as additional rent, within ten (10) days after bills therefor are rendered. Tenant shall, as part of Tenant's Initial Work, be permitted (subject to Landlord's approval in accordance with the provisions of Article 5 above) to tap into the low pressure steam line located in the Building's steam service room in order to access such steam.

     (v) cleaning of the Demised Premises on Business Days in accordance with the specifications set forth in Exhibit "E" annexed hereto and made a part hereof, provided that (x) the Demised Premises are kept in reasonable order by Tenant, and (y) Tenant shall have separated Tenant's refuse and rubbish in the manner required by applicable Legal Requirements. Tenant shall reimburse Landlord for the cost of removal from the Demised Premises and the Building of so much of Tenant's refuse and rubbish (x) as shall exceed that ordinarily accumulated daily in the routine of business office occupancy or (y) resulting from any use of the Demised Premises during hours other than Business Hours (collectively, "Extra Rubbish Removal"). The reimbursement for Extra Rubbish Removal shall be made by Tenant to Landlord, as additional rent, within ten (10) days after bills therefor are rendered.

B.   During  Business  Hours on  Business  Days  only,  Landlord  shall  provide air-conditioning, ventilation and heat to the Demised Premises in accordance with the specifications set forth in Exhibit "I" annexed hereto and made a part hereof through one or more air-conditioning units (the "Building Units") installed by Landlord in the Building. Landlord shall repair and (if necessary) replace the Building Units, subject to the provisions of Section 6.02 above. Tenant shall, as part of Tenant's Initial Work, connect to the existing Building Unit ductwork servicing the Demised Premises. The Building Units shall at all times be the exclusive property of Landlord, and, if located in the Demised Premises, shall be surrendered to Landlord with the Demised Premises upon the expiration or sooner termination of this Lease. All work, maintenance, repair and replacement relating to the distribution system (including ducts and other conduits) shall be the responsibility of Tenant to perform, at Tenant's own cost and expense. Tenant shall be required to pay (in accordance with the provisions of Article 20 below) for all electricity necessary or used in connection with air-conditioning and ventilation in the Demised Premises. Tenant shall at all times cooperate fully with Landlord and abide by the regulations and requirements which Landlord may prescribe for the proper functioning and protection of the air-conditioning and ventilation system.

 C. (i) All air-conditioning, ventilation and heat required by Tenant for Overtime Periods or to supplement the air-conditioning, ventilation and heat supplied by Landlord through the Building Units shall be obtained by Tenant for the Demised Premises by means of one or more new water-cooled, package air-conditioning units (the "HVAC Unit(s)") which shall be installed in the Demised Premises as part of Tenant's Initial Work (provided that Tenant shall have obtained Landlord's prior approval of plans and specifications therefor, and provided further that Tenant shall otherwise comply with all other provisions of Article 5 above in connection therewith), and, operated, maintained,  repaired  and  (if  necessary)  replaced  by  Tenant,  at
          Tenant's own cost and expense. Landlord shall provide Tenant with access to (i) the Building fresh air duct servicing the Demised Premises, and (ii) an amount of fresh air which shall be sufficient to support a load of forty (40) tons of supplemental air-conditioning. Upon the expiration or sooner termination of the Lease Term, the HVAC Unit(s) shall become the property of Landlord and shall be surrendered with the Demised Premises. In addition, all work, maintenance, repair and replacement relating to the distribution system (including ducts and other conduits) shall be the responsibility of Tenant to perform, at Tenant's own cost and expense. Tenant shall be required to pay (in accordance with the provisions of Article 20 below) for all electricity necessary or used in connection with air-conditioning and ventilation in the Demised Premises. Tenant shall at all times cooperate fully with Landlord and abide by the regulations and requirements which Landlord may prescribe for the proper functioning and protection of the air-conditioning and ventilation system.

     (ii) Tenant has notified Landlord that Tenant may require supplemental air-conditioning of the Demised Premises, and has requested that Landlord reserve sufficient condenser water for up to a maximum of forty (40) tons of supplemental air-conditioning. Landlord agrees to reserve and shall supply said amount of condenser water, provided that, from and after the Commencement Date and within thirty (30) days after being billed therefor, Tenant shall pay to Landlord, as additional rent, Landlord's then-current charges for usage of condenser water. The current charge for condenser water is $350.00 per ton, per annum, subject to increases in accordance with the provisions of subdivision 18.01F(iii) below, and payable in equal monthly installments at the same time as Tenant pays Fixed Rent in accordance with Article 3 above. Tenant shall also, at Tenant's own cost and expense, perform the "tap in" connection to the appropriate riser servicing the Demised Premises. (Tenant shall not have the right to use any existing "tap in" connection, pipes or other equipment located in or serving the Demised Premises with respect to such condenser water; it being agreed that Tenant shall install such equipment during the performance of Tenant's Initial Work.) Promptly following the date on which Tenant shall have notified Landlord as to the exact quantity of condenser water desired by Tenant in connection therewith, Landlord shall supply condenser water for up to a maximum of forty (40) tons of supplemental air-conditioning in the Demised Premises. Landlord shall not be liable to Tenant if the temperature or purity of condenser water fails to meet minimum standards at any time or for any reason. Tenant is on notice that condenser water systems are not foolproof, and covenants to install self-protective measures, including a heat exchanger and pumping system.

     (iii)The charge for condenser water shall be adjusted on each January 1st during the Lease Term to equal the product derived by multiplying the then-current charge for condenser water by a fraction, the numerator of which is the Index (as hereinafter defined) for January of the year in question, and the denominator of which is the Index for January, 2000.

     (iv) The term "Index" shall mean the Revised Consumer Price Index for the Urban Wage Earners and Clerical Workers published by the Bureau of Labor Statistics of the United States Department of Labor, for New York-Northern New Jersey-Long Island, NY-NJ-CT, All Items (1982-84 =
          100). If the Bureau of Labor Statistics of the United States Department of Labor (the "BLS") changes the publication frequency of the Index so that an Index is not available to make any adjustment specified herein, the adjustment in question shall be based on the percentage difference between the Index for the closest preceding month for which an Index is available and the Index for the month one year prior to such closest preceding month. If the BLS changes the base reference period for the Index from 1982-84 = 100, the adjustments required hereunder shall be determined with the use of such conversion formula or table as may be published by the BLS. If the BLS otherwise substantially revises, or ceases publication of, the Index, then a substitute index for determining the adjustments required hereunder, issued by the BLS or by a reliable governmental or other nonpartisan publication, shall be reasonably designated by Landlord.

D. Tenant expressly acknowledges that all Building windows are hermetically sealed and will not open, and Landlord makes no representation as to the habitability of the Demised Premises at any time that the Building Units and/or the HVAC Unit(s) or the air-conditioning and ventilation distribution systems are not in operation. Tenant hereby expressly waives any claims against Landlord arising out of the cessation of operation of the Building Units, the HVAC Unit(s) or the air-conditioning and ventilation distribution systems, or the suitability of the Demised Premises when the same are not in operation, whether due to normal scheduling or the reasons set forth in Section 18.03 below.

E. If Tenant shall require freight elevator service at any time other than the time periods set forth in Subdivision 18.01A(ii) above, Landlord shall endeavor to accommodate Tenant, provided that Landlord shall have received reasonable advance notice of such requirement, and provided further that Tenant shall pay to Landlord, as additional rent and within ten (10) days after being billed therefor, Landlord's then established hourly rate for such usage, with a four (4) hour minimum. Landlord agrees that said hourly rate shall not exceed the actual cost incurred by Landlord to provide such freight elevator usage. Tenant acknowledges and agrees that use by Tenant of the freight elevator during Business Hours in connection with the performance of Tenant's Initial Work shall be subject to Landlord's reasonable discretion.

F.   Intentionally omitted.

G. (i) Tenant acknowledges and agrees that, in order to obtain a sufficient quantity of fresh air and as part of Tenant's Initial Work, Tenant shall be required, at Tenant's own cost and expense (but subject to Landlord's prior written approval in accordance with
          Article 5 above), to install a fresh air intake and exhaust system (including a smoke purge component) that complies with all applicable Legal Requirements, which system shall be constructed in such a manner so that the intake and exhaust components of the system shall be routed through the elevator shaft (the "Elevator Shaft") adjacent to the Demised Premises, which is shown on the hatched portion of the plan annexed hereto as Exhibit "L" and made a part hereof. Tenant agrees to accept possession of the Elevator Shaft on the Commencement Date in "as is" and "where is" condition, and Landlord shall not be required to perform any work (including the removal of the elevator car located in the Elevator Shaft as of the date hereof) with respect to the Elevator Shaft. Tenant shall also install such dampers and controls as shall be sufficient to isolate such fresh air intake and exhaust system from the Building Systems. Notwithstanding the foregoing, Landlord shall, at Tenant's reasonable cost and expense, perform any work outside of the Demised Premises required to be performed in connection with the installation of such fresh air intake and exhaust system.

     (ii) Tenant acknowledges and agrees that, if, due to Tenant's occupancy of the Demised Premises, any Legal Requirement shall require that the Demised Premises be equipped with a mechanical ventilation and exhaust system, then Tenant shall be required, at Tenant's own cost and expense (but subject to Landlord's prior written approval in accordance with Article 5 above), to install a mechanical ventilation and exhaust system that complies with all applicable Legal Requirements.

H. (i) Subject to the provisions of subdivision (iii) below, Tenant shall be permitted, at Tenants cost and expense, to tap into an emergency generator and fuel tank system installed by Landlord in the Building, which shall be designated by Landlord in Landlords sole discretion (the "Emergency Generator"), in order to provide the Demised Premises with up to 40KW of emergency power capacity (the "Emergency Power"), including adequate fuel tank capacity to ensure twenty-four (24) hours of continuous usage between fuel deliveries. Landlord shall provide the Emergency Power to Tenant. Landlord shall maintain the Emergency Generator, and, in consideration therefor, Tenant shall pay to Landlord, as additional rent, an annual fee in the amount of Eight Thousand ($8,000) Dollars (the "Emergency Power Charge") per annum, payable in equal monthly installments of $666.67 on the first day of each calendar month during the Term together with the Fixed Rent, without any set-off, reduction or deduction whatsoever. The Emergency Power Charge shall be adjusted on each January 1st during the Lease Term to equal the product derived by multiplying the then-current Emergency Power Charge by a fraction, the numerator of which is the Index for January of the year in question, and the denominator of which is the Index for January 2000.

     (ii) Landlord shall not be liable to Tenant for any loss, damage, injury, claim or liability, including liability or claims for interruption or loss of business or any special, indirect or consequential damages, arising from (i) any interruption, impairment or termination of the Emergency Generator resulting from any cause whatsoever, or (ii) the maintenance, repair, cleaning, operation or stoppage of operation of or defect in the Emergency Generator or the Emergency Power for any reason whatsoever and Tenant shall not be released or excused from the performance of any of Tenants obligations under the Lease for any such interruption, impairment or termination.

     (iii)Tenant acknowledges and agrees that, in the event that Landlord shall not have installed or designated for Tenant's use the Emergency Generator on or prior to the date on which Tenant shall first occupy the Demised Premises for the conduct of Tenant's business therein, Landlord shall install and/or designate for Tenant's use a temporary emergency generator, which generator Tenant shall be entitled to use, subject to and in accordance with the provisions of this Subsection
          18.01H, until such time as Landlord shall have (x) installed the Emergency Generator, and (y) notified Tenant of such installation.

Section 18.02.
--------------
The term "Business Days" shall be deemed to mean all days other than Saturdays, Sundays and Holidays. The term "Holidays" shall be deemed to mean all federal, state, municipal and bank holidays and Building Service Employees and Operating Engineer's Union contract holidays now or hereafter in effect. The term "Business Hours" shall be deemed to mean 8 A.M. to 6 P.M. on Business Days. The term "Overtime Periods" shall mean all times other than Business Hours on Business Days.

Section 18.03.
--------------
Landlord reserves the right to stop the furnishing of the Building services and to stop service of the Building Systems, when necessary, by reason of accident, or emergency, or for Repairs and Alterations in the judgment of Landlord desirable or necessary to be made, until said Repairs and Alterations shall have been completed; and Landlord shall have no responsibility or liability for failure to supply heat, elevator, plumbing, electric or other services during said period or when prevented from so doing by strikes, lockouts, difficulty of obtaining materials, accidents or by any cause beyond Landlord's reasonable control, or by Legal Requirements or failure of electricity, water, steam, coal, oil or other suitable fuel or power supply, or inability by exercise of reasonable diligence to obtain electricity, water, steam, coal, oil or other suitable fuel or power. No diminution or abatement of rent or other compensation shall or will be claimed by Tenant, nor shall this Lease or any of the obligations of Tenant be affected or reduced, by reason of such interruption, curtailment or suspension, nor shall the same constitute an actual or constructive eviction.

Section 18.04.
--------------
Tenant shall, at Tenant's own cost and expense, abide by all requirements which Landlord may prescribe for the proper protection and functioning of the Building Systems and the furnishing of the Building services. Tenant also shall, at Tenant's own cost and expense, cooperate with Landlord in any conservation effort pursuant to a program or procedure promulgated or recommended by ASHRAE (or any successor organization) or any Legal Requirements.

Section 18.05.
--------------
A. Tenant acknowledges receipt of advice from Landlord to the effect that Landlord may elect to operate a messenger service center in the Building and, as an additional Building service, to make the same available for use by the tenants of the Building. Tenant agrees that, if Landlord shall so elect, Landlord may require that all deliveries to the Demised Premises be made to the Building messenger service center.

B. Without limiting the generality of the provisions of Section 18.03 above, Landlord reserves the right, which may be exercised in Landlord's unfettered discretion and for any reason whatsoever, to stop making the Building messenger service center available for use by the tenants of the Building; and Landlord shall have no responsibility or liability to Tenant for doing so or for otherwise failing to operate the Building messenger service center. Tenant expressly waives any claim against Landlord and Landlord's agents arising from or in connection with the use by Tenant or others of said messenger service center.

                                   ARTICLE 19

                            TAXES; OPERATING EXPENSES


Section 19.01.
--------------
In addition to the Fixed Rent and additional rent hereinbefore reserved, Tenant covenants and agrees to pay Landlord, as additional rent, all amounts computed in accordance with the provisions set forth in this Article 19.

Section 19.02.
--------------
For the purposes of this Lease:

A. The term "Taxes" shall mean (whether represented by one or more bills) the amount which shall be equal to the product obtained by multiplying (x) the assessed valuation of the Land and Building, and the sidewalks, plazas, streets and alleys in front of or adjacent thereto, and any rights or interests appurtenant thereto, by (y) the tax rate established for said Tax Year, both as determined by the governmental authority having jurisdiction thereover (the "Taxing Authority"). If, due to a future change in the method of taxation or as required by the Taxing Authority, a franchise, income, gross receipts, transit, profit or other tax or governmental imposition, however designated (including any tax, excise or fee, measured by or payable with respect to any rents, licenses or other charges received by Landlord and levied against Landlord, Land and/or the Building) shall be levied against Landlord, the Land and/or the Building in substitution (in whole or in part) for, or as an addition to or in lieu of, any Taxes, then such franchise, income, gross receipts, transit, profit or other tax or governmental imposition shall be deemed to be included within the definition of the term "Taxes" for the purposes hereof, excluding any general income, corporate franchise, estate, inheritance, succession, capital stock or transfer tax levied on Landlord.

B. The term "Tax Year" shall mean every twelve (12) consecutive month period, all or any part of which shall occur during the Lease Term, commencing each July 1 or such other date as shall be the first day of the fiscal tax year of The City of New York or other governmental agency determined by Landlord to be responsible for the collection of substantially all Taxes.

C. The term "Operating Year" shall mean each calendar year, all or any part of which shall occur during the Lease Term, following the Base Operating Year.

D. The term "Operating Statement" shall mean a written statement prepared by Landlord or Landlord's agent, setting forth Landlord's computation of the amount payable by Tenant pursuant to Section 19.04 for a specified Operating Year.

E. The term "Operating Expenses" shall mean (subject to the provisions of Subsection 19.02G below) all costs and expenses paid or incurred by Landlord or on Landlord's behalf in connection with the ownership, management, repair, maintenance, replacement, restoration or operation of the Building, the Land and any plazas, sidewalks, curbs and appurtenances thereto, including the following items (which items are illustrative of items to be included in Operating Expenses):

     (i) "Labor Costs" (as such term is defined below) of persons performing services in connection with the operation, repair and maintenance of the Land or the Building;

     (ii) the cost of (including any rental cost of) materials and supplies used in the operation, cleaning, safety, security, renovation, replacement, repair and maintenance of the Building and its plazas (if any), sidewalks, curbs and appurtenances, and any plant, equipment, facilities and systems designed to supply heat, ventilation, air-conditioning or any other services or utilities, or comprising any portion of the electrical, gas, steam, plumbing, sprinkler, mechanical, communications, alarm, security or fire/life safety systems or equipment, including any sales and other taxes thereon;

     (iii)the depreciation for, or the rental cost or value (including applicable sales taxes) of, hand tools and other movable equipment used in the operation, cleaning, safety, security, repair or maintenance of the Building and its plazas (if any), sidewalks, curbs and appurtenances;

     (iv) reasonable legal, accounting and other professional fees incurred in connection with the operation or management of the Land or the Building;

     (v) amounts incurred by Landlord for services, materials and supplies furnished in connection with the operation, repair and maintenance of any part of the Building and its plazas (if any), sidewalks, curbs and appurtenances, including the heating, air-conditioning, ventilating, plumbing, electrical, elevator, safety and other systems of the Building, and any other services furnished pursuant to Article 18 above;

     (vi) the cost of all charges for window cleaning and other cleaning, janitorial, security and other services, in and about the Building and its plazas (if any), sidewalks, curbs and appurtenances;

     (vii)premiums paid by Landlord for rent, casualty, boiler, sprinkler, plate-glass, liability and fidelity insurance with respect to the Land or Building and its plazas (if any), sidewalks, curbs and appurtenances, and any other insurance Landlord maintains or is required to maintain with regard to the Land or the Building or the maintenance or operation thereof;

     (viii) costs (including all applicable taxes) for electricity (as measured by the Building's electric meters, and evaluated under the same rate classification and frequency that Landlord is charged by the public utility furnishing electricity to the Building), steam, telephone, and other utilities for the portions of the Land and the Building not leased and occupied by tenants in the Building and for utilities and electricity (so measured and evaluated) consumed in connection with the operation of the heating, ventilating and air-conditioning equipment servicing the Building, including (if applicable) the tenanted portions thereof;

     (ix) water charges, sewer rents, vault charges, transit taxes, any special assessments imposed upon the Building, any other assessments, governmental levies, county taxes or any other governmental charge, general or special, ordinary or extraordinary, unforeseen as well as foreseen, of any and every kind or nature whatsoever, which are or may be levied, confirmed, charged, assessed or imposed upon the Land, the Building and/or Landlord's interest therein, under the laws of the United States, the State of New York or any political subdivision thereof, or by the City of New York or any political subdivision thereof (including any assessments, levies, impositions, charges or taxes arising from the location of the Land or Building within a Business Improvement District or other area or zone which is subject to governmentally authorized or civic related assessments, levies, impositions, charges or taxes not generally applicable to other portions of the Borough of Manhattan or the City of New York), but only if and to the extent not included within the definition of "Taxes" set forth in Subsection 19.02A above;

     (x)  telephone and stationery costs;

     (xi) the cost of painting and otherwise decorating any non-tenant areas of the Building, and its plazas (if any) and sidewalks;

     (xii)the cost of installing, maintaining, repairing and replacing art works, as well as holiday decorations, for the lobby and other public portions of the Building, and its plazas (if any) and sidewalks;

     (xiii) the cost of exterior and interior landscaping of non-tenant areas of the Land, the Building and its plazas (if any) and sidewalks;

     (xiv)dues  and  fees   paid  to  civic   organizations   and   associations
          representing Landlord, or of which Landlord is a member, in the City of New York;

     (xv) franchise, license and similar fees and charges paid by Landlord to any governmental agency for the privilege of owning, leasing, operating, maintaining or servicing the Building or any of its equipment, property or appurtenances;

     (xvi)management fees, or, if no managing agent is then employed by Landlord, an amount in lieu thereof which is not in excess of the then prevailing rates for management fees of first-class office buildings in Manhattan;

     (xvii) the cost or value, or the cost or value of the rental, together with the cost of installation, of any Building security or other system used in connection with life or property protection installed after the Base Operating Year (including the cost, or the cost or value of the rental, of all machinery, electronic systems and other equipment comprising any part thereof), as well as the cost of the operation and repair of any such system in operation during the Base Operating Year;

     (xviii) whether or not capitalized under generally accepted accounting principles, costs for Alterations to the Building made after the Base Operating Year by reason of any Legal Requirements or the requirements of any Insurance Boards or Landlord's insurer, provided, however, that if and to the extent such costs are capitalized under generally accepted accounting principles, such costs shall be amortized over a period of ten (10) years, with an interest factor calculated using the Interest Rate in effect at the time that any such cost is incurred;

     (xix)whether or not capitalized under generally accepted accounting principles, the cost of improvements, equipment or machinery installed for the purpose of reducing energy consumption or reducing other Operating Expenses, provided, however, that: (a) if and to the extent such costs are capitalized under generally accepted accounting principles, such costs shall be amortized over a period of ten (10) years, with an interest factor calculated using the Interest Rate in effect at the time that any such cost is incurred, and (b) Tenant shall not be required to pay more on the basis of such amortized cost than it can be reasonably anticipated that Tenant would have had to pay with respect to the relevant component(s) of Operating Expenses that will be reduced or eliminated by such improvements, equipment or machinery;

     (xx) all other charges allocable to the repair, ownership, management, maintenance, replacement, restoration or operation of the Building in accordance with real estate accounting practices customarily used in Manhattan.

F. The term "Labor Costs" shall mean any and all expenses incurred by Landlord or on Landlord's behalf which shall be related to employment of personnel at or below the grade of building manager, including amounts incurred for wages, salaries and other compensation for services, payroll, social security, unemployment and other similar taxes, Workers' Compensation insurance, benefits, pensions, hospitalization, retirement plans and insurance (including group life and disability), uniforms and working clothes and the cleaning thereof, and expenses imposed on or on behalf of Landlord pursuant to any collective bargaining agreement relating to such employees. With respect to employees who are not employed on a full-time basis with respect to the Building, a pro rata portion of expenses allocable to the time any such employee is employed with respect to the Building shall be included in Labor Costs.

G.   The term "Operating Expenses" shall not include the following items:

     (i) Labor Costs in respect of officers and executives of Landlord above the grade of building manager, unless for work actually performed in or about the Building ordinarily done by a third person, and then only at compensation no higher than that which would have been paid to such third person;

     (ii) legal fees, leasing commissions, advertising expenses and promotional expenses incurred in the leasing of space in the Building;

     (iii)insurance premiums, but only if and to the extent that Landlord is specifically entitled to be reimbursed therefor by Tenant pursuant to this Lease (other than pursuant to this Article) or by any other tenant or other occupant of the Building pursuant to its lease (other than pursuant to an operating expenses escalation clause contained therein);

     (iv) the cost of any item for which Landlord is reimbursed by insurance or otherwise compensated, including reimbursement by any tenant;

     (v) the cost of any alterations, additions, changes, replacements and improvements that are made solely in order to prepare space for occupancy by a new tenant;

     (vi) the cost of capital improvements, other than those (a) which under generally applied real estate practice are deemed expenses or deferred expenses, or (b) described in clauses (xviii) and (xix) of Subsection 19.02E above;

     (vii)the cost of electricity furnished to the Demised Premises or any other space in the Building leased to tenants, and for which tenants are specifically billed in accordance with the terms of their leases;

     (viii) such portion of Taxes attributable, in Landlord's judgment, to space in the Building leased to tenants, and for which tenants are specifically billed in accordance with the terms of their leases;

     (ix) refinancing   costs  (including   legal  fees  and   disbursements  in
          connection   therewith),   and  payments  of  mortgage   interest  and
          principal;

     (x) the costs of removal, encapsulation or treatment of asbestos and asbestos containing materials in the Building;

     (xi) ground rent and any other amounts (other than amounts paid for the equivalent of Operating Expenses) payable under any Underlying Lease; and

     (xii)legal fees incurred in the enforcement of any leases in the Building or in defending any suits brought by tenants with respect to their leases, as well as all other legal and other professional expenses not related to the operation, maintenance and/or security of the Building.

H. The cost of any item that was included in Operating Expenses for the Base Operating Year and is no longer being incurred by Landlord by reason of the installation of a labor saving device or other capital improvement shall be deleted from Operating Expenses for the Base Operating Year in connection with the calculation of the Operating Expense Payment for all Operating Years from and after the Operating Year in which such installation occurs.

I. If, during all or part of any Operating Year, Landlord shall not furnish any particular item(s) of work or service (which would otherwise constitute an Operating Expense hereunder) to portions of the Building due to the fact that (i) such portions are not occupied or leased, (ii) such item of work or service is not required or desired by the tenant of such portion, (iii) such tenant is itself obtaining and providing such item of work or service, or (iv) for any other reason, then, for the purposes of computing Operating Expenses, the amount for such item and for such period shall be deemed to be increased by an amount equal to the additional costs and expenses of furnishing such item of work or services to such portion of the Building or to such tenant.

J. Unless expressly excluded from Operating Expenses pursuant to Subsection 19.02G above or expressly provided otherwise elsewhere in this Lease, all items of cost and expense identified in this Lease as being "at Landlord's cost and expense" or phrases of similar import (regardless of whether the words "solely" or "exclusive" are used in connection therewith, and regardless of whether specific reference is made to Landlord's right to recoup such cost or expense as part of Operating Expenses) shall be included in Operating Expenses.

Section 19.03.
--------------
A. (i) If, for any reason whatsoever (whether foreseen or unforeseen), the Taxes applicable with respect to any Tax Year shall be greater than the Base Tax Amount, then Tenant shall pay to Landlord as additional rent for each such Tax Year an amount equal to Tenant's Tax Share (as defined in Section 1.01 above) of the amount by which the Taxes applicable with respect to such Tax Year exceeds the Base Tax Amount.

     (ii) Within a reasonable time period after the issuance by the Taxing Authority of tax bills for Taxes payable for any Tax Year, Landlord shall submit to Tenant a statement (the "Tax Statement") which shall indicate the amount, if any, required to be paid by Tenant as additional rent as in this Section provided.

     (iii)Tenant shall pay to Landlord, as additional rent, the amount set forth on such Tax Statement (the "Tax Payment") in two (2) equal installments, with the first such installment due and payable on the June 1 immediately preceding the commencement of the Tax Year for which the Tax Statement is being rendered, and the second such installment due and payable on the immediately following December 1; provided, however, that if Landlord shall not have delivered a Tax Statement by May 20 immediately preceding the commencement of the Tax Year for which the Tax Statement is being rendered, then the installment of the Tax Payment otherwise due hereunder on the immediately following June 1 shall not be due until the tenth (10th) day after Landlord shall deliver said Tax Statement to Tenant. In the event that the Taxing Authority shall change the time for the payment, or number of installments, of Taxes, or if a Mortgagee shall require a periodic escrow payment on account thereof, the time when Tenant's installments of the Tax Payment shall be due and payable to Landlord shall be similarly adjusted.

B. If, following the delivery of any Tax Statement, Landlord shall receive a refund of Taxes with respect to a Tax Year for which Tenant has paid any additional rent under the provisions of this Section 19.03, then Tenant's Tax Share of the net proceeds of such refund, after deduction of legal fees, appraiser's fees and other expenses incurred in obtaining reductions and refunds and collecting the same (and after deduction of such expenses for previous Tax Years which were not offset by tax refunds for such Tax Years) shall be applied and allocated to the periods for which the refund was obtained and, if Tenant shall not be in default of any of Tenant's obligations under this Lease, Landlord shall refund or credit to Tenant an amount equal to Tenant's Tax Share of the net proceeds of such refund. In no event shall any refund or credit due to Tenant hereunder exceed the sum paid by Tenant for such particular Tax Year. Only Landlord shall be eligible to institute tax reduction or other proceedings to reduce the assessed valuation of the Land or the Building. In no event shall Tenant have the right to seek from the taxing authority any refund or reduction of Taxes. If, prior to the delivery of a Tax Statement to Tenant with respect to a particular Tax Year, Landlord shall obtain a reduction in Taxes for that Tax Year, then Tenant shall pay to Landlord, within fifteen (15) days following the issuance to Tenant of a bill therefor, an amount equal to Tenant's Tax Share of all costs and expenses (including legal, appraisal and other expert fees) incurred by Landlord in obtaining such reduction.

C. If there shall be a reduction or refund of Taxes for the Base Tax Amount, Landlord shall furnish to Tenant a statement indicating the amount thereof, and all prior and future additional rent payments provided for in this
     Section 19.03 shall be recalculated accordingly. Any additional payment due for any Tax Year shall be made by Tenant within fifteen (15) days after the furnishing to Tenant of the revised statement.

D. Tenant shall pay, before delinquency, all rent and occupancy taxes and all property taxes and assessments on the furniture, fixtures, equipment and other property of Tenant at any time situated on or installed in the Demised Premises, and on additions and improvements in the Demised Premises made or installed by Tenant subsequent to the Commencement Date, if any. If at any time during the Lease Term any of the foregoing are assessed as a part of the real property of which the Demised Premises are a part, Tenant shall pay to Landlord upon demand the amount of such additional taxes as may be levied against said real property by reason thereof.

Section 19.04.
--------------
A. For each Operating Year, any part of which shall occur during the Lease Term, Tenant shall pay an amount (the "Operating Expense Payment") equal to Tenant's Operating Share of the amount, if any, by which Operating Expenses for such Operating Year shall exceed the Operating Expenses for the Base Operating Year; provided, however, that if the Commencement Date shall occur other than on the first day of an Operating Year or if the Lease Term shall expire or be sooner terminated on other than the last day of an Operating Year, then the Operating Expense Payment in respect thereof shall be prorated to correspond to that portion of such Operating Year occurring within the Lease Term.

B. (i) At any time before or during each Operating Year, Landlord may furnish to Tenant a written statement (an "Estimate Statement") setting forth Landlord's reasonable estimate of the Operating Expense Payment for such Operating Year (the "Estimated Payment"). Tenant shall pay to Landlord on the first day of each month during each Operating Year an amount equal to one twelfth (1/12th) of the Estimated Payment. If Landlord furnishes an Estimate Statement for an Operating Year subsequent to the commencement thereof, then: (i) until the first day of the month following the month in which the Estimate Statement shall be furnished to Tenant, Tenant shall continue to pay to Landlord on the first day of each month an amount equal to the monthly sum payable by Tenant to Landlord with respect to the most recent Operating Year; (ii) promptly after the Estimate Statement shall be furnished to Tenant, Landlord shall give notice to Tenant stating whether the amount previously paid by Tenant to Landlord for the current Operating Year was greater or less than the installment of the Estimated Payment to be paid for the current Operating Year, and
          (x) if there shall be a deficiency, Tenant shall pay the amount thereof to Landlord within ten (10) days after demand therefor, or (y) if there shall have been an overpayment, Landlord shall credit the amount thereof against the next monthly installment of the Fixed Rent payable under this Lease; and (iii) on the first day of the month following the month in which the Estimate Statement shall be furnished to Tenant, and monthly thereafter throughout the remainder of the Operating Year, Tenant shall pay to Landlord an amount equal to one-twelfth (1/12th) of the Estimated Payment shown on the Estimate Statement. Landlord may during an Operating Year, furnish to Tenant a revised Estimate Statement, and, if a revised Estimate Statement shall be furnished to Tenant, the Estimated Payment for such Operating Year shall be adjusted in the same manner as provided in the preceding sentence.

     (ii) In estimating Tenant's Operating Expense Payment for any Operating Year, the percentage increase in such Operating Expense Payment for such Operating Year over the Operating Expense Payment for the prior Operating Year shall not exceed ten (10%) percent of the Operating Expense Payment for the immediately preceding Operating Year; provided that, if the percentage increase in any component of Tenant's
          Operating Expense Payment for the Operating Year in question is reasonably expected to be higher than such ten (10%) percent increase due to a demonstrable event which has occurred or is reasonably likely to occur (e.g., a new union contract affecting the Building or an increase in fuel prices), then, for purposes of such estimate, Landlord shall have the right to increase such component of Operating Expense Payment by such higher percentage (in which event Landlord's statement setting forth such estimate shall be accompanied by an explanation of such higher increase).

C. At any time after each Operating Year, Landlord shall furnish to Tenant an annual Operating Statement (the "Annual Statement") for such Operating Year. If the Annual Statement shows that the Estimated Payment (or other payments) for such Operating Year exceeds the Operating Expense Payment which should have been paid for such Operating Year, then Landlord shall credit the amount of such excess against the next monthly installment of Fixed Rent payable under this Lease; if the Annual Statement for such Operating Year shows that the Estimated Payment for such Operating Year was less than the Operating Expense Payment (or other payments) which should have been paid for such Operating Year, Tenant shall pay the amount of such deficiency to Landlord within thirty (30) days after receipt of the Annual Statement.

D. (i) Each Annual Statement shall be conclusive and binding upon Tenant unless, within ninety (90) days after receipt thereof, Tenant shall give Landlord notice (the "Operating Dispute Notice") that Tenant disputes the correctness of the Annual Statement, specifying the particular respects in which the Annual Statement is claimed to be incorrect. Tenant recognizes and agrees that Landlord's books and records (and those of Landlord's agents) with respect to the operation of the Land and the Building are confidential, and that Tenant shall have no right to inspect the same except as otherwise provided in the immediately following sentence. Within said 90-day period, Tenant may request in writing an appointment to examine Landlord's books and records with respect to Operating Expenses in order to verify the accuracy of the relevant Annual Statement, in which case Landlord shall allow Tenant's certified public accountant to conduct such examination during Business Hours, within ten (10) Business Days after Landlord's receipt of said request, provided that Tenant's certified public accountant shall minimize any interference to Landlord's business operations during the course of such examination. Tenant shall not disclose (and shall require Tenant's certified public accountant not to disclose) to any third party any information obtained in the course of such examination, except if and to the extent required by a court of competent jurisdiction.

     (ii) If Tenant shall have timely delivered the Operating Dispute Notice to Landlord, and the parties shall not be able to resolve such dispute within sixty (60) days thereafter, then, provided that Tenant shall have theretofore paid to Landlord the amount shown to be due to Landlord on the disputed Annual Statement, either party may refer the decision of the issue raised to a reputable, independent firm of certified public accountants selected by Landlord, and the decision of such accountants shall be conclusive and binding upon the parties. The fees and expenses involved in such decision shall be borne by the unsuccessful party (and if both parties are partially unsuccessful, the accountants shall apportion the fees and expenses between the parties based on the degree of success of each party). Tenant agrees that, notwithstanding any such dispute (and pending resolution thereof), Tenant shall timely pay to Landlord in full the amount shown to be due to Landlord on the disputed annual statement. If such dispute is resolved in Tenant's favor, Landlord shall either reimburse Tenant for any overpayment or credit the amount of such overpayment against the next monthly installment of Fixed Rent payable under this Lease.

Section 19.05.
--------------
Nothing contained in this Article 19 or any other provision of this Lease concerning the payment of additional rents shall be construed so as to reduce the Fixed Rent below the amount set forth in Section 1.01, plus any increases therein pursuant to any provision of this Lease.

Section 19.06.
--------------
If there shall be a reduction of the area of the Demised Premises either due to a partial taking thereof by eminent domain or due to subsequent agreement of the parties or if the area of the Demised Premises shall be increased, then (i) Tenant's Tax Share of increases of Taxes thereafter payable by Tenant under Subsection 19.03A, and (ii) Tenant's Operating Share of increases in Operating Expenses thereafter payable by Tenant under Subsection 19.04A, shall, except as may otherwise be expressly agreed in writing by the parties, be increased or decreased on the basis of the ratio between the Rentable Square Feet in the Demised Premises before and after said increase or decrease in area.

Section 19.07.
--------------
Any payments due hereunder for any period of less than a full Tax Year or Operating Year at the commencement or end of the Lease Term shall be equitably prorated. In the event of any change in the fiscal period constituting a Tax Year, Taxes levied during any transitional period shall be added to the first subsequent Tax Year for purposes of Section 19.03. Any delay or failure by Landlord to render any statement under the provisions of this Article 19 shall not prejudice Landlord's right hereunder to render such statement for prior or subsequent periods. Any delay or failure by Landlord in making any request or demand for any amount payable by Tenant pursuant to the provisions of this
Article 19 shall not constitute a waiver of, or in any way diminish, the continuing obligation of Tenant to make such payment. Except as otherwise provided in Subsection 19.04D above, all statements rendered by Landlord pursuant to the provisions of this Article 19 shall be deemed final and conclusive as to Tenant, unless, within thirty (30) days following rendition of any such statement, Tenant shall, in good faith and with specificity, notify Landlord that such statement contains mathematical error. Tenant agrees that, notwithstanding any dispute as to the correctness of a statement (and pending resolution of such dispute), Tenant shall timely pay to Landlord in full the amount shown to be due to Landlord on the disputed statement. If such dispute is resolved in Tenant's favor, Landlord shall either reimburse Tenant for any overpayment or credit the amount of such overpayment against the next monthly installment of Fixed Rent payable under this Lease. The obligations of Tenant with respect to any payment required pursuant to the provisions of this Article 19 shall survive the expiration or sooner termination of the Lease Term.


                                   ARTICLE 20

                                   ELECTRICITY


Section 20.01.
--------------
Subject to the provisions of this Article 20 and other provisions of this Lease, Landlord shall furnish electricity for use in the Demised Premises for purposes consistent with the Authorized Use, making available to the core electrical closet serving the Demised Premises a capacity (the "Existing Capacity") equal to nine (9) watts per Rentable Square Foot, exclusive of electricity used to operate the Building Unit(s) installed by Landlord to provide air-conditioning and ventilation to the Demises Premises. Said electricity shall be furnished to the core electric closet located on the concourse level of the Building. Landlord shall not be liable to Tenant for any loss or damage or expense which Tenant may sustain or incur if either the quantity or character of electric service shall be changed or shall no longer be available or suitable for Tenant's requirements. Landlord may elect to furnish and install all replacement lighting tubes, lamps, bulbs and ballasts required in the Demised Premises, whereupon Tenant shall pay to Landlord or Landlord's designated contractor upon demand the then established charges of Landlord or said contractor, as the case may be, in connection therewith.

Section 20.02.
--------------
A. Subject to the provisions of Section 20.03 below, Tenant's consumption and demand of all electricity made available to the Demised Premises (including the Building Unit(s) servicing the Demised Premises) or to Tenant elsewhere in the Building (collectively, "Tenant Electricity") shall be measured by one or more submeters (collectively, the "Submeter") to be furnished and installed by Tenant in the core electric closet located on the concourse level of the Building. Notwithstanding the foregoing, if, in connection with Tenant's Initial Work or any future Alterations, Tenant shall require or wish to install additional electrical panels in said electric closet, Tenant shall be permitted to do so at Tenant's own cost and expense, provided that Tenant shall have obtained Landlord's prior consent thereto and have otherwise complied with the relevant provisions of Article 5 above, and provided further that any additional submeters required in connection therewith shall be installed, maintained, repaired and replaced by Tenant, at Tenant's own cost and expense. All such additional submeters shall be of the same make and design as the Submeter, and all references hereinafter to the "Submeter" shall be deemed to include said additional submeters.

B. Tenant agrees to purchase Tenant Electricity from Landlord or Landlord's designated agent at terms and rates equal to "Landlord's Electricity Cost" (as such term is defined below), plus five (5%) percent thereof, to reimburse Landlord for administrative services in connection with supplying, measuring and billing Tenant Electricity and for transmission and transformer losses. If more than one submeter shall measure Tenant Electricity, then the service rendered through each such submeter shall be aggregated and billed in accordance with the foregoing rate, unless Landlord shall elect separate billing on a per meter basis. Landlord may at any time render bills for Tenant Electricity in accordance with the foregoing provisions, and Tenant shall pay all amounts shown on said bills to Landlord, as additional rent, within ten (10) days following the date that such bills shall have been rendered.

C.   For purposes of this Article 20 and the other provisions of this Lease:

     (i) The term "Landlord's Electricity Cost" shall mean the cost per kilowatt hour and cost per kilowatt demand, by time of day, if applicable, or other applicable billing method, to Landlord of purchasing electricity for the Building, including fuel adjustment charges (as determined for each month of the relevant period), rate adjustment charges, sales tax, and/or any other factors used by the public utility furnishing electric service to the Building (the "Public Utility") in computing its charges to Landlord, applied to the kilowatt hours of electricity and kilowatts of demand purchased by Landlord during a given period.

     (ii) The term "Electricity Additional Rent" shall mean all amounts computed in accordance with Subsection 20.02B above, and Landlord's determination of such amounts shall be binding and conclusive on Tenant.

D. If the Submeter should fail to properly register or operate at any time during the Lease Term for any reason whatsoever, then, unless Landlord shall otherwise elect in accordance with the provisions of Section 20.03 below, Landlord may estimate the Electricity Additional Rent (based on the average of such charges for the preceding twelve (12) month period, if Tenant shall have occupied all of the Demised Premises for the normal conduct of Tenant's business during the entire preceding twelve (12) month period), and when the Submeter shall again become properly operative, an appropriate reconciliation shall be made, by Tenant paying any deficiency to Landlord within ten (10) days after demand therefor, or by Landlord crediting Tenant with the amount of any overpayment, as the case may be.

E. If at any time during the Lease Term the electric rate charged by the Public Utility (the "Electric Rate") shall be increased by the Public Utility, or Landlord's Electricity Cost shall be increased for any other reason, then, effective as of the date of each such increase in the Electric Rate or Landlord's Electricity Cost (as the case may be), the Electricity Additional Rent shall be increased in proportion to such change in the Electric Rate or Landlord's Electricity Cost, as determined by Landlord's electrical consultant ("Landlord's Consultant"), whose determination shall be binding and conclusive upon the parties, subject to the provisions of Subsection 20.03E below. In no event, however, shall the Electric Rate deemed to be reduced below the Electric Rate in effect as of the Commencement Date for purposes of computing the Electricity Additional Rent. Tenant acknowledges that it is anticipated that electric rates, charges, fees and/or other costs, as well as methods of or rules on billing, may be changed by virtue of time-of-day rates or other methods of billing, and that the references in this Article 20 to changes in the Electric Rate are intended to include any and all such changes.

F. Landlord and Tenant agree that the Submeter might be installed or become operational subsequent to the date (the "Initial Occupancy Date") that Tenant or any Person Within Tenant's Control first enters the Demised Premises. In such event, Landlord, in Landlord's sole discretion, may: (i) furnish Tenant Electricity on a "rent inclusion" basis in accordance with the provisions of Section 20.03 below for the period between the Commencement Date and such time as the Submeter shall be installed and operating; or (ii) estimate the Electricity Additional Rent payable by Tenant for the period commencing on the Initial Occupancy Date and ending on the "Occupancy Reading Date" (hereinafter defined), and Tenant shall pay to Landlord, within ten (10) days after demand therefor, the amount set forth on Landlord's estimate and, after rendition of a subsequent statement, an appropriate reconciliation shall be made for any deficiency owed by Tenant, or any overage paid by Tenant; or (iii) render a statement to Tenant after the first reading of the Submeter shall be made (the date upon which the Submeter shall be first read being herein called the "Occupancy Reading Date"), which shall be on or about the date upon which Tenant shall have commenced the conduct of Tenant's business operations in the Demised Premises, and the amount calculated based on the Submeter reading on the Occupancy Reading Date shall be determined on a per diem basis and then multiplied by the number of days from the Initial Occupancy Date through the Occupancy Reading Date to arrive at the amount due for said period, and Tenant shall pay the Electricity Additional Rent to Landlord on the basis of such Submeter reading within ten (10) days after rendition of Landlord's statement setting forth such computation.

Section 20.03.
--------------
A.   Notwithstanding  anything to the contrary  contained in the  provisions  of
     Section 20.02 above, if at any time during the Lease Term the Submeter shall not then be installed or operating, or if Landlord shall be compelled by the Public Utility or any Legal Requirements (it being agreed that such compulsion shall include Landlord's inability to legally collect from Tenant all of the costs incurred by Landlord for Tenant Electricity) to discontinue furnishing electricity to the Demised Premises on a submetered basis, then (subject to the provisions of Section 20.05 below) Landlord shall furnish electricity to the Demised Premises in quantity equal to the Existing Capacity on a "rent inclusion" basis, and there shall be no separate charge to Tenant for such electricity.

B.   For the purposes of this Article 20, and other provisions of this Lease:

     (i) The term "Base Electric Charge" shall initially mean the amount of $121,212.00 (except during the period which shall begin on the Commencement Date and end on the day immediately preceding the date on which Tenant shall first occupy the Demised Premises for the purpose of conducting Tenant's business operations therein, during which period the term "Base Electric Charge" shall mean the amount of $1.50 per rentable square foot).

     (ii) The term "Electric Inclusion Factor" shall mean an amount, to be included as a component of Fixed Rent, equal to the sum of the Base Electric Charge plus all increases thereto pursuant to the provisions of this Article 20; it being understood and agreed that at all times the Electric Inclusion Factor shall not be less than the amount computed by multiplying Landlord's Electricity Cost by Tenant's kilowatt hour and kilowatt demand usage as determined by the estimate of Landlord's Consultant, plus five (5%) percent of the resulting total.

C. Landlord and Tenant agree that, during any period in which electricity shall be furnished to the Demised Premises on a "rent inclusion" basis, the annual Fixed Rent set forth in Section 1.01 above shall be increased by an amount equal to the Base Electric Charge, as the same may be adjusted pursuant to the provisions of this Article 20. Tenant acknowledges and agrees that the Base Electric Charge currently represents the amount initially included in the Electric Inclusion Factor to compensate Landlord for the electrical wiring and other installations necessary for, and for Landlord's obtaining and making available to Tenant, the redistribution of electric energy to the Demised Premises as an additional service, and that such Base Electric Charge component of the Electric Inclusion Factor is subject to adjustment as provided herein based on Tenant's consumption and/or demand of electricity, but shall in no event be subject to reduction.

D. At any time, and from time to time (but in no event more frequently than twice in a twelve month period), after Tenant shall have entered into possession of the Demised Premises or any portion thereof, and electricity shall be furnished to the Demised Premises on a "rent inclusion" basis, Landlord and Landlord's agents and consultants may survey the electrical fixtures, appliances and equipment located in or servicing the Demised Premises and Tenant's consumption and demand of electricity therein to (i) ascertain whether Tenant is complying with Tenant's obligations under this
     Article 20, and (ii) determine whether the then Electric Inclusion Factor included in Fixed Rent is less than the Electric Inclusion Factor computed as a result of said survey, and to adjust the Electric Inclusion Factor component of Fixed Rent in accordance with the following computations:

     (x) In the case of the first electric survey, if the cost or value of Tenant's electric consumption and/or demand shown by the survey shall exceed the initial Electric Inclusion Factor, then the Electric Inclusion Factor component of the Fixed Rent shall be increased by the amount of such excess retroactive to the beginning of the period when electricity shall be furnished to the Demised Premises on a "rent inclusion" basis; and

     (y) In the event of the second and subsequent surveys, if the cost or value of Tenant's electric consumption and/or demand shown by such survey shall exceed the then Electric Inclusion Factor, then such Electric Inclusion Factor component of Fixed Rent shall be increased by the amount of such excess, effective as of the earlier of (a) the date of such survey or (b) the date on which increases in the connected power load or changes in electric consumption occurred (as determined by Landlord's Consultant).

E. The initial amount of each such increase shall be paid by Tenant to Landlord within ten (10) days after Landlord furnishes Tenant with a statement thereof, and thereafter, such increase shall be added to each of the monthly installments of Fixed Rent. The cost of each survey made pursuant to Subsection 20.03D above shall be borne equally by Landlord and Tenant. The determination of Landlord's Consultant as to any increase in the Fixed Rent based on such average monthly electric energy consumption and/or demand shall be conclusive and binding upon the parties from and after the delivery of a copy of such determination to Landlord and Tenant, unless, within fifteen (15) days thereafter, Tenant shall dispute such determination by having an independent reputable electrical consultant, selected and paid for by Tenant ("Tenant's Consultant"), consult with Landlord or Landlord's Consultant as to said determination. If the parties or their respective consultants shall agree as to a resolution of said dispute, then such agreement shall be binding upon the parties, or if the difference between them shall be ten (10%) percent or less of the determination made by Landlord's Consultant, then the determination made by Landlord's Consultant shall be binding upon the parties. If Landlord's Consultant and Tenant's Consultant shall not agree within the said ten (10%) percent of each other, then Landlord's Consultant and Tenant's Consultant shall jointly select a third duly qualified independent, reputable electrical consultant who shall determine the matter and whose decision shall be binding upon both parties with the same force and effect as if a non-appealable judgment had been entered by a court of competent jurisdiction. If Landlord's Consultant and Tenant's Consultant shall not agree upon such a third electrical consultant, the matter shall be submitted to the American Arbitration Association in New York City to be determined in accordance with its rules and regulations, and the decision of the arbitrators shall be binding upon the parties with the same force and effect as if a non-appealable judgment had been entered by a court of competent jurisdiction. Any charges of such third consultant or of the American Arbitration Association, and all costs and expenses of either, shall be borne equally by both parties. Notwithstanding the foregoing, until such final determination, Tenant shall pay Fixed Rent to Landlord in accordance with the determination made by Landlord's Consultant. After such final determination, the parties shall promptly make adjustment for any deficiency owed by Tenant or any overage paid by Tenant.

F. If at any time during the Lease Term the Electric Rate shall be increased by the Public Utility, then, effective as of the date of each such increase in the Electric Rate, the Electric Inclusion Factor included in the Fixed Rent shall be increased in proportion to such change in the Electric Rate (as determined by Landlord's Consultant, whose determination shall be binding and conclusive upon the parties, subject to the provisions of Subsection 20.03E above). In no event, however, shall the Electric Rate be deemed to be reduced below the Electric Rate in effect as of the Commencement Date for purposes of computing the Electric Inclusion Factor.

G. At Landlord's request, the parties shall execute, acknowledge and deliver to each other a supplemental agreement in such form as Landlord shall reasonably require to reflect each change in the Fixed Rent under this
     Article 20, but each and every such change shall be effective as of the effective date described in the provision under which such change is provided for, even if such agreement shall not be executed and delivered.

Section 20.04.
--------------
A. Tenant's use of electricity in the Demised Premises shall not at any time exceed the Existing Capacity. In order to ensure that the Existing Capacity is not exceeded and to avert possible adverse effect upon the Building's distribution of electricity via the Building's electric system, if at any time the total connected load of Tenant's fixtures, appliances and equipment in the Demised Premises shall equal or exceed nine (9) watts per Rentable Square Foot, then Tenant shall not, without Landlord's prior consent in each instance, connect any additional fixtures, appliances or equipment to the Building's electric system, or make any alterations or additions to the then existing electric system of the Demised Premises.

B. In the event that Tenant shall request electric energy in addition to the Existing Capacity, and if and to the extent that Landlord shall determine that such additional electric energy is available for use by Tenant without
     (x) resulting in allocation to Tenant of a disproportionate amount of available electric energy and (y) otherwise adversely affecting the Building or any of the other tenancies therein, then Landlord shall connect such additional electric energy to the Demised Premises, and Tenant shall pay to Landlord, as additional rent and within ten (10) days after the rendition of a bill therefor, a charge equal to Landlord's then established connection charge for each additional amp of electric energy or portion thereof so supplied to the Demised Premises, in addition to the cost of installing additional risers, switches and related equipment necessary in providing such additional electric energy.

Section 20.05.
--------------
A. Landlord reserves the right to discontinue furnishing electricity to Tenant in the Demised Premises at any time upon not less than thirty (30) days notice to Tenant, except that, unless otherwise compelled by the Public Utility or any Legal Requirements (it being agreed that such compulsion shall include Landlord's inability to legally collect from Tenant all of the costs incurred by Landlord for Tenant Electricity), if Tenant shall immediately commence and diligently pursue to completion arrangements to obtain electricity from the Public Utility upon receipt of Landlord's notice that Landlord intends to discontinue furnishing electricity to the Demised Premises, then Landlord shall postpone such discontinuance for a sufficient amount of time so as to allow Tenant to obtain electricity directly from the Public Utility. If Landlord exercises such right, this Lease shall continue in full force and effect and shall be unaffected thereby, except that, from and after the effective date of such discontinuance, Landlord shall not be obligated to furnish electricity to Tenant (and, if electricity shall, immediately prior to such discontinuance, have been furnished to the Demised Premises on a "rent inclusion" basis, the Fixed Rent payable under this Lease shall be reduced by an amount equal to the Electric Inclusion Factor component of such Fixed
     Rent).

B. If Landlord so discontinues furnishing electricity to Tenant, then Tenant shall, at Tenant's own cost and expense, promptly arrange to obtain electricity directly from the Public Utility. Such electricity may be furnished to Tenant by means of the then existing Building System feeders, risers and wiring, but only if and to the extent that Landlord determines the same to be available, suitable and safe for such purpose. All meters and additional panel boards, feeders, risers, wiring and other conductors and equipment which may be required to obtain electricity directly from such Public Utility shall be: (x) if located entirely within the Demised Premises, installed and connected by Tenant, at Tenant's own cost and expense, but only after having received Landlord's prior written consent thereto, and Tenant shall thereafter maintain, repair and replace the same, as necessary, at Tenant's own cost and expense; and (y) if located wholly or in part outside of the Demised Premises, installed, connected and thereafter maintained, repaired and replaced, as necessary, by Landlord, at Tenant's cost and expense. Only rigid conduit will be allowed in connection with any such installation.

Section  20.06.
--------------
If any tax shall be imposed on Landlord by any federal, state or municipal authority with respect to electricity furnished to Tenant, then Tenant's pro rata share of such taxes shall be reimbursed by Tenant to Landlord as additional rent within ten (10) days after being billed therefor.

Section 20.07.
--------------
If the Public Utility or any Legal Requirement shall institute or require a change in the manner in which electricity is to be furnished or paid for, and such change reasonably necessitates an appropriate modification of this Article 20, Tenant shall execute and deliver to Landlord an instrument which sets forth such modification; provided, however, that in no event shall the Fixed Rent be reduced to an amount below the amount thereof stated in Section 1.01 above. Tenant agrees to fully and timely comply with all rules and regulations of the Public Utility applicable to Tenant or the Demised Premises.

Section 20.08.
-------------
In the event that, pursuant to any of the provisions of this Article 20, any initial determinations, statements or estimates are made by or on behalf of Landlord (whether such initial determinations, statements or estimates are subject to dispute or not pursuant to the provisions of this Article 20), Tenant shall pay to Landlord the amount(s) set forth on such initial determinations, statements or estimates, as the case may be, until subsequent determinations, statements or estimates are rendered, at which time the parties shall make adjustment for any deficiency owed by Tenant, or any overage paid by Tenant.

Section 20.09.
-------------
Notwithstanding any provisions of this Article 20 and regardless of the manner of service of electricity to the Demised Premises (whether by rent inclusion or submetering, but excluding a situation in which Tenant shall be obtaining electricity directly from the Public Utility pursuant to the provisions of
Section 20.05 above), in no event shall the cost to Tenant for electricity to the Demised Premises be less than one hundred five (105%) percent of Landlord's Electricity Cost.

Section 20.10.
-------------
Any payments due hereunder for less than a calendar year at the commencement or end of the Lease Term shall be equitably prorated. Any delay or failure by Landlord to render any bills or statements under the provisions of this Article 20 shall not prejudice Landlord's right thereunder to render such bills or statements for prior or subsequent periods. Any delay or failure by Landlord in making any request or demand for any amount payable by Tenant pursuant to the provisions of this Article 20 shall not constitute a waiver of, or in any way diminish, the continuing obligation of Tenant to make such payment. The obligations of Tenant with respect to any payment or increase pursuant to the provisions of this Article 20 shall survive the expiration or sooner termination of the Lease Term.


                                   ARTICLE 21

                                     BROKER


Section 21.01.
--------------
Tenant represents and warrants to Landlord that Tenant has not employed, dealt or negotiated with any broker in connection with this Lease, and Tenant shall indemnify, protect, defend and hold Landlord harmless from and against any and all liability, damage, cost and expense (including reasonable attorneys' fees and disbursements) arising out of any claim for a fee or commission by any broker or other party in connection with this Lease. The provisions of this
Section 21.01 shall not apply to the Designated Broker. Landlord agrees to pay the Designated Broker's commission in accordance with a separate agreement between Landlord and the Designated Broker.


                                   ARTICLE 22

                                  SUBORDINATION


Section 22.01.
--------------
This Lease and all of Tenant's rights hereunder, including Tenant's rights under
Section 27.01, are and shall be subject and subordinate to (i) every Underlying Lease, the rights of the Overlandlord or Overlandlords under each Underlying
Lease, all mortgages heretofore or hereafter placed on or affecting any Underlying Lease, alone or with other property, and to all advances heretofore or hereafter made under any such leasehold mortgage, and to all renewals, modifications, consolidations, replacements, substitutions, spreaders, additions and extensions of any such leasehold mortgage, and (ii) any condominium plan or declaration now or hereafter affecting the Building, and any other instruments or rules and regulations promulgated in connection therewith, and (iii) any reciprocal easement agreements or any other easements now or hereafter affecting the Building, and (iv) any Mortgage now or hereafter affecting the real property of which the Demised Premises form a part or any part or parts of such real property, or such real property and other property, and to each advance made or hereafter to be made under any such Mortgage and to all renewals, modifications, consolidations, replacements, substitutions, spreaders, additions and extensions of any such Underlying Lease or Leases and/or Mortgages. The subordination provisions herein contained shall be self-operative, and no further instrument of subordination shall be required. Landlord reserves the right, by written notice to Tenant, to determine that the foregoing provisions shall not apply to any or all Mortgages then being and/or thereafter to be made. In confirmation of said subordination, Tenant shall execute and deliver promptly any certificate that Landlord or that Landlord's successors-in-interest may request. Tenant hereby constitutes and appoints Landlord or Landlord's successors-in-interest as Tenant's attorney-in-fact to execute and deliver any such certificate or certificates for and on behalf of Tenant. Notwithstanding any provision in this Lease or any separate agreement with Tenant, Tenant covenants and agrees that Tenant shall not do any act, or refrain from doing any act, if doing such act, or refraining from doing such act, would constitute a default or breach of any Underlying Lease or Mortgage to which this Lease is subordinate.

Section 22.02.
--------------
This Lease may be conditionally or otherwise assigned as collateral security by Landlord to a Mortgagee, which assignment may provide that, without Mortgagee's prior written consent, Tenant and Landlord shall not (i) pay or accept the rent or additional rent under the terms of this Lease for more than one month in advance of the due date of such rent or additional rent, or (ii) enter into an agreement to amend or modify this Lease if there shall be an unexpired term of more than one (1) year thereunder, or (iii) voluntarily surrender the Demised Premises, terminate this Lease or accelerate the Lease Term without cause, or
(iv) authorize the Tenant to assign this Lease or sublet the Demised Premises or any part thereof except in the manner provided under the terms of this Lease. Any agreement by Landlord to make, perform or furnish any capital improvements or services not related to the possession or use of the Demised Premises by Tenant shall not be binding on any Mortgagee in the event of foreclosure or in the event that a Mortgagee enters upon the Demised Premises pursuant to any security instrument in connection with the mortgage loan. Regardless of whether and to what extent Landlord may have an obligation in connection therewith, until a Mortgagee or such Mortgagee's successor (as the case may be) shall take actual possession of the Building, such Mortgagee and such Mortgagee's successor shall not be responsible for any improvements, covenants, contractual obligations or services which Landlord has agreed to make, furnish or perform for Tenant under the terms of this Lease, or for the control, care or management of the Building or any waste committed on the Building by any tenant, or for any dangerous or defective condition of the Building resulting in loss or injury or death to any tenant, licensee or stranger. As of the date hereof, no security deposited by Tenant has been transferred to any Mortgagee, who will assume no liability for any security so deposited unless and until such Mortgagee demands the transfer of said security and assumes responsibility therefor.

Section 22.03.
--------------
Tenant agrees that, unless a Mortgagee shall elect otherwise in the case of a foreclosure of such Mortgage, or unless the Overlandlord of an Underlying Lease to which this Lease is subordinate shall elect otherwise in the case of a cancellation or a termination of such Underlying Lease, neither the cancellation nor termination of any Underlying Lease, nor any foreclosure of a Mortgage affecting the Land, Building, an Underlying Lease or the Demised Premises, nor the institution of any suit, action, summary or other proceeding against Landlord herein or any successor landlord, shall by operation of law or otherwise result in cancellation or termination of this Lease or the obligations of Tenant hereunder, and upon the request of the Overlandlord of such Underlying Lease, or the holder of such Mortgage, or the purchaser at a sale in foreclosure of such Mortgage, or other person who shall succeed to the interests of Landlord (which such Overlandlord, holder, purchaser or other person is hereafter in this Section referred to as "such successor-in-interest"), Tenant covenants and agrees to attorn to such successor-in-interest and recognize such successor-in-interest as the landlord under this Lease. Tenant agrees to execute an instrument in writing satisfactory to such successor-in-interest whereby Tenant attorns to such successor-in-interest, and hereby appoints such successor-in-interest, irrevocably, as attorney-in-fact of Tenant to execute such instrument for and on behalf of Tenant. Tenant further waives the provisions of any statute or rule of law now or hereafter in effect which may give or purport to give Tenant any right of election to terminate this Lease or to surrender possession of the Demised Premises in the event any Underlying Lease terminates or any such mortgage is foreclosed or any such proceeding is brought by any Overlandlord or the holder of any such mortgage.

Section 22.04.
--------------
In the event of the occurrence of any act or omission by Landlord which would give Tenant the right to terminate this Lease or claim a partial or total eviction, or make any claim against Landlord for the payment of money, Tenant shall not exercise such right until Tenant shall have given written notice of such occurrence to (i) Landlord and (ii) each Mortgagee and the Overlandlord of any Underlying Lease, as to whom, and to the last address to which, Tenant has been instructed to give such notice, and a reasonable period for remedying such act or omission shall have elapsed following the giving of such notices, during which such parties or any of them with reasonable diligence following the giving of such notice, have not commenced and continued to remedy such act or omission or to cause the same to be remedied. Nothing herein contained shall be deemed to create any rights in Tenant not specifically granted in this Lease or under any applicable provision of law, nor to obligate any such Mortgagee or Overlandlord to remedy any such act or omission.

Section 22.05.
--------------
If a Mortgagee or prospective mortgagee shall request modifications to this Lease, Tenant shall not unreasonably withhold, delay or defer Tenant's consent thereto, provided that such modifications shall not materially increase the obligations of Tenant hereunder or materially adversely affect the leasehold interest hereby created. In no event shall a requirement that the consent of any such Mortgagee or prospective mortgagee be given for any modification of this Lease, or for any assignment or sublease, be deemed to materially adversely affect the leasehold interest hereby created.

Section 22.06.
--------------
A. Subject to the provisions of this Section 22.06, Landlord shall endeavor (without being obligated to incur any cost or expense in connection therewith) to obtain a "non-disturbance" agreement from the holder of any Mortgage hereafter encumbering the Land and/or the Building or from the Overlandlord of any Underlying Lease hereafter affecting the Land and/or the Building, in the standard form of any such Mortgagee or Overlandlord, which shall provide in substance that, so long as Tenant is not in default with respect to any of Tenant's obligations under this Lease after notice and the expiration of the applicable cure period: (a) Tenant shall not be joined as a party defendant (unless required by applicable law) (i) in any action or proceeding which may be instituted or taken by any Overlandlord for the purpose of terminating the Underlying Lease by reason of any default thereunder, or (ii) in any foreclosure action or proceeding which may be instituted by any Mortgagee, and (b) Tenant shall not be evicted from the Demised Premises, nor shall Tenant's leasehold estate or right to possession of the Demised Premises be terminated or disturbed, by reason of any default under any Underlying Lease or Mortgage. Any non-disturbance agreement may also provide that Tenant will, at the option of any Mortgagee or the Overlandlord under any Underlying Lease, either (x) attorn to such Mortgagee or Overlandlord and perform for such Mortgagee's or Overlandlord's benefit all of the terms, covenants and conditions to be performed by Tenant under this Lease, or (y) enter into a new lease with the Overlandlord under the Underlying Lease or any Mortgagee or their respective successors or assigns for the balance of the Lease Term on the same terms and conditions as are contained in this Lease. If Tenant shall not execute and deliver to a Mortgagee or Overlandlord (as the case may be) such non-disturbance, recognition and attornment agreement, then this Lease and all of Tenant's rights hereunder shall nonetheless be subject and subordinate to the relevant Mortgage or Underlying Lease. Landlord shall have no liability to Tenant if Tenant shall not receive a non-disturbance agreement, nor shall the same relieve or release Tenant from any of the obligations of Tenant under this Lease. Notwithstanding the foregoing, Landlord shall use commercially reasonable efforts to obtain a "non-disturbance" agreement, substantially in the form of Exhibit "J" annexed hereto and made a part hereof (the "Mortgagee NDA"), by the Rent Commencement Date. If Tenant shall not execute and deliver to such Mortgagee the Mortgagee NDA, then this Lease and all of Tenant's rights hereunder shall nonetheless be subject and subordinate to such Mortgage. Except as expressly provided in Subsection 22.06B below, Landlord shall have no liability to Tenant if, for any reason whatsoever, Tenant shall not receive the Mortgagee NDA, nor shall the same relieve or release Tenant from any of the obligations of Tenant under this Lease.

B. If Landlord shall fail to deliver to Tenant, within sixty (60) days after the Commencement Date (the "NDA Outside Date"), the Mortgagee NDA, then Tenant may terminate this Lease, but only by giving written notice of such termination to Landlord not later than thirty (30) days following the NDA Outside Date (with time being of the essence as to such time period), and only if Landlord shall not deliver the Mortgagee NDA, as the case may be, within said thirty (30) day period. In the event that this Lease shall be so terminated, Landlord shall return the Security to Tenant, and neither party shall have any further obligation or liability to the other under or with respect to this Lease.


                                   ARTICLE 23

                              ESTOPPEL CERTIFICATE


Section 23.01.
--------------
At any time and from time to time before or during the Lease Term, Tenant shall, within ten (10) days after request by Landlord, execute, acknowledge and deliver to Landlord a statement in writing addressed to Landlord and/or to such other party(ies) as Landlord may designate: (i) certifying that this Lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications), (ii) stating the dates to which the Fixed Rent, additional rent and other charges have been paid, (iii) stating whether or not, to the best knowledge of the signer of such certificate, there exists any default by either party in the performance of any covenant, agreement, term, provision or condition contained in this Lease, and, if so, specifying each such default of which the signer may have knowledge, (iv) setting forth the names and addresses of the shareholders of Tenant (if Tenant shall be a corporate entity) and their holdings, and (v) setting forth such other information as Landlord may request concerning this Lease; it being intended that any such statement delivered pursuant to this Section 23.01 may be relied upon by Landlord or by a purchaser of Landlord's interest, and by any mortgagee, or prospective mortgagee, of any mortgage affecting the Building or the Land, or both, and by any Overlandlord or prospective Overlandlord under any Underlying Lease affecting the Land or Building, or both, and by any mortgagee or prospective mortgagee of any Underlying Lease. Failure by Tenant to comply with the provisions of this
Section 23.01 shall constitute a waiver by Tenant of any defaults on Landlord's part under this Lease and a waiver of enforceability by Tenant of any modification of this Lease, as against any person above described entitled to rely upon such statement, but without limiting any rights and remedies available to Landlord by reason of such failure.


                                   ARTICLE 24

                                LEGAL PROCEEDINGS

Section 24.01.
--------------
If Tenant or Landlord shall bring any action or suit for any relief against the other, declaratory or otherwise, arising out of this Lease or Tenant's occupancy of the Demised Premises, the parties hereto agree to and hereby waive any right to a trial by jury.

Section 24.02.
--------------
This Lease shall be governed in all respects by the laws of the State of New York. Tenant hereby expressly consents to jurisdiction in the State of New York in any action or proceeding arising out of this Lease and/or the use and occupancy of the Demised Premises. If Tenant at any time during the Lease Term shall not be a New York partnership or a New York corporation or a foreign corporation qualified to do business in New York State, Tenant shall designate, in writing, an agent located in New York County (together with such agent's address) for service under the laws of the State of New York for the entry of a personal judgment against Tenant. Tenant, by notice to Landlord, shall have the right to change Tenant's designation of such agent, provided that at all times there shall be an agent in New York County for such service. In the event of any revocation (or attempted revocation) by Tenant of such agency, the same shall be void and have no force or effect unless and until a new agent shall have been designated for service and Tenant shall have notified Landlord thereof (together with such new agent's address). If any such agency designation shall require a filing in the office of the Clerk of the County of New York, the same shall be promptly accomplished by Tenant, at Tenant's expense, and a certified copy thereof shall thereupon be transmitted by Tenant to Landlord.

                                   ARTICLE 25

                                    SURRENDER


Section 25.01.
--------------
     Tenant shall, at the expiration or sooner termination of the Lease Term (either, as applicable, being referred to herein as the "Surrender Date"), quit and surrender to Landlord the Demised Premises, broom clean and in the condition required under this Lease, reasonable wear and tear excepted, and shall deliver all keys to and for the Demised Premises to Landlord, and shall inform Landlord of all combinations of locks, safes and vaults, if any, located (and permitted by Landlord to remain) in the Demised Premises. Except as otherwise expressly provided elsewhere in this Lease, Tenant shall, on or before the Surrender Date, remove all of Tenant's property from the Demised Premises and shall immediately repair any damage to the Demised Premises caused by the installation and/or removal of such property. Any or all of such property not so removed shall, at Landlord's option, become the exclusive property of Landlord or be disposed of by Landlord, at Tenant's cost and expense, without further notice to or demand upon Tenant, and without any liability to Tenant, in connection therewith.

Section 25.02.
--------------
A. If the Demised Premises shall not be surrendered as and when aforesaid, Tenant shall pay to Landlord as use and occupancy for each month or fraction thereof during which Tenant continues to occupy the Demised
     Premises from and after the Surrender Date (the "Continued Occupancy Period") an amount of money (the "Occupancy Payment") equal to one hundred fifty (150%) percent of one twelfth (1/12) of the Fixed Rent due or payable by Tenant during the twelve (12) months immediately preceding the Surrender Date. Tenant shall make the Occupancy Payment, without notice or previous demand therefor, on the first day of each and every month during the Continued Occupancy Period.

B. In addition to making all required Occupancy Payments, Tenant shall, in the event of Tenant's failure to surrender the Demised Premises on the Surrender Date as and in the manner aforesaid, also indemnify and hold Landlord harmless from and against any and all cost, expense, damage, claim, loss or liability resulting from any delay or failure by Tenant in so surrendering the Demised Premises, including any consequential damages suffered by Landlord and any claims made by any succeeding occupant founded on such delay or failure, and any and all reasonable attorneys' fees, disbursements and court costs incurred by Landlord in connection with any of the foregoing.

C. The receipt and acceptance by Landlord of all or any portion of the Occupancy Payment shall not be deemed a waiver or acceptance by Landlord of Tenant's breach of Tenant's covenants and agreements under this Article 25, or a waiver by Landlord of Landlord's right to institute any summary holdover proceedings against Tenant, or a waiver by Landlord of Landlord's rights to enforce any of Landlord's rights, or pursue any of Landlord's remedies against Tenant in such event as provided for in this Lease or under law.

Section 25.03.
--------------
It is expressly understood and agreed that there can be no extension of the Lease Term unless said extension is reduced to writing and agreed to by Landlord. No verbal statement or unsigned writing shall be deemed to extend the Lease Term, and Tenant hereby agrees that any improvements Tenant shall make to the Demised Premises in reliance upon any extension of the Lease Term given verbally or by an unsigned writing shall be at Tenant's peril.

Section 25.04.
--------------
If the last day of the Lease Term shall fall on a Saturday, Sunday or legal holiday, the term of this Lease shall expire on the Business Day immediately preceding such date.

Section 25.05.
--------------
Tenant expressly waives, for itself and for any person claiming by, through or under Tenant, any rights which Tenant or any such persons may have under the provisions of Section 2201 of the New York Civil Practice Law and Rules, and of any successor law of like import then in force, in connection with any summary holdover proceedings which Landlord may institute to enforce the provisions of this Article 25.

Section 25.06.
--------------
Each and every one of Tenant's obligations set forth in this Article 25 (including the indemnity) shall survive the expiration or other termination of the Lease Term.


                                   ARTICLE 26

                              RULES AND REGULATIONS


Section 26.01.
--------------
A. Tenant and all Persons Within Tenant's Control shall faithfully observe and comply with: (i) all of the rules and regulations set forth in Exhibit "F" annexed hereto and made a part hereof, and (ii) such additional rules and regulations as Landlord may, at any time or from time to time hereafter, reasonably make and communicate in writing to Tenant, which, in the judgment of Landlord, shall be necessary or desirable for the reputation, safety, care or appearance of the Building and the Building Systems, or the preservation of good order therein, or the operation or maintenance of the Building and Building Systems, or the comfort of tenants or others in the Building. In the case of any conflict between the provisions of this Lease and any such rules or regulations, the provisions of this Lease shall control. Nothing contained in this Lease shall be construed to impose upon Landlord any duty or obligation to enforce the rules and regulations or the terms, covenants or conditions in any other lease as against any other tenant, except that Landlord agrees not to enforce the rules and regulations against Tenant in a non-discriminatory manner. Landlord shall not be liable to Tenant for violation of the same by any other tenant, or by any other tenant's servants, employees, agents, visitors, invitees, subtenants or licensees. In the event that Tenant shall dispute the reasonableness of any additional rule or regulation hereafter made or adopted by Landlord or Landlord's agents, the parties hereto agree to submit the question of the reasonableness of such rule or regulation for decision to the Chairman of the Board of Directors of the Management Division of The Real Estate Board of New York, Inc., or to such impartial person or persons as he may designate, whose determination shall be final and conclusive upon the parties hereto. The right to dispute the reasonableness of any additional rule or regulation upon Tenant's part shall be deemed waived unless the same shall be asserted by service of a notice in writing upon Landlord within ten (10) days after the giving of notice of the making of the rule or regulation to Tenant.

B. Notwithstanding anything to the contrary contained herein, Landlord reserves the right to make rules and regulations that may apply only to concourse level premises and tenants. In the event that Landlord shall make any such rules and regulations, nothing contained in this Lease shall be construed to impose upon Landlord any duty or obligation to enforce any such rules and regulations as against any other concourse level tenant, except that Landlord agrees not to enforce any such rules and regulations against Tenant in a discriminatory manner.



                                   ARTICLE 27

                                  PERSONS BOUND


Section 27.01.
--------------
The covenants, agreements, terms, provisions and conditions of this Lease shall bind and inure to the benefit of the respective heirs, distributees, executors, administrators, successors, assigns and legal representatives of the parties hereto with the same effect as if mentioned in each instance where a party hereto is named or referred to, except that no violation of the provisions of
Article 10 shall operate to vest any rights in any successor, assignee or legal representative of Tenant, and that the provisions of this Article 27 shall not be construed as modifying the conditions of limitation contained in Articles 14 and 15. The term "Landlord" as used in this Lease shall mean the Landlord at the particular time in question, and it is agreed that the covenants and obligations of Landlord under this Lease shall not be binding upon Landlord herein named or any subsequent landlord with respect to any period subsequent to the transfer of its interest under this Lease by operation of law or otherwise. In the event of any such transfer, the transferee shall be deemed to have assumed (subject to this Article 27) the covenants and obligations of Landlord under this Lease, and Tenant agrees to look solely to the transferee for the performance of the obligations of Landlord hereunder, but only with respect to the period beginning with such transfer and ending with a subsequent transfer of such interest. A lease of Landlord's interest shall be deemed a transfer within the meaning of this Article 27.

Section 27.02.
--------------
Notwithstanding anything to the contrary provided or implied elsewhere in this Lease, Tenant agrees that there shall be no personal liability on the part of Landlord arising out of any default by Landlord under this Lease, and that Tenant (and any person claiming by, through or under Tenant) shall look solely to the equity interest of Landlord in and to the Building or the leasehold estate of Landlord for the enforcement and satisfaction of any defaults by Landlord hereunder, and that Tenant shall not enforce any judgment or other judicial decree requiring the payment of money by Landlord against any other property or assets of Landlord, and at no time shall any other property or assets of Landlord, or of Landlord's principals, partners, members, shareholders, directors or officers, be subject to levy, execution, attachment or other enforcement procedure for the satisfaction of Tenant's (or such person's) remedies under or with respect to this Lease, the relationship of Landlord and Tenant hereunder or Tenant's use or occupancy of the Demised Premises; such exculpation of personal liability to be absolute and without any exception.


                                   ARTICLE 28

                                     NOTICES


Section 28.01.
--------------
In order for the same to be effective, each and every notice, request or demand permitted or required to be given by the terms and provisions of this Lease, or by any Legal Requirement, either by Landlord to Tenant or by Tenant to Landlord (any of the foregoing being referred to in this Article 28 as a "Notice"), shall be given in writing, in the manner provided in this Section 28.01, unless expressly provided otherwise elsewhere in this Lease. All Notices shall be delivered by hand or by a nationally recognized overnight courier, and shall be deemed to have been delivered on the date of receipt thereof (or the date that such receipt is refused, if applicable). In the case of Notices given by Landlord to Tenant, any such Notice shall be addressed to Tenant at the Demised Premises (or before Tenant has moved its offices to the Demised Premises, addressed to Tenant at its address as stated on the first page of this Lease). In the case of Notices given by Tenant to Landlord, any such Notice shall be addressed to Landlord as follows: 1114 TrizecHahn-Swig, L.L.C., c/o TrizecHahn Office Properties Inc., 1411 Broadway, New York, New York 10018, Attention:
General Manager, with a copy to 1114 TrizecHahn-Swig, L.L.C., c/o TrizecHahn Office Properties Inc., Sears Tower, 233 South Wacker Drive, Suite 4600, Chicago, Illinois 60606, Attention: Portfolio Manager, and with copies thereof delivered as aforesaid to parties designated in accordance with Section 22.04. Either party may, by notice as aforesaid, designate a different address or addresses for Notices.

Section 28.02.
--------------
Notices may be given on behalf of Landlord by the managing agent for the Building, which currently is TrizecHahn Office Properties Inc.


                                   ARTICLE 29

                               PARTNERSHIP TENANT


Section 29.01.
--------------
If Tenant is a partnership (or is comprised of two (2) or more persons, individually and as co-partners of a partnership) or if Tenant's interest in this Lease shall be assigned to a partnership (or to two (2) or more persons, individually and as co-partners of a partnership) pursuant to Article 10 (any such partnership and such persons being referred to in this Article as "Partnership Tenant"), the following provisions of this Section 29.01 shall apply to such Partnership Tenant: (i) the liability of each of the parties comprising Partnership Tenant shall be joint and several, (ii) each of the parties comprising Partnership Tenant hereby consents in advance to, and agrees to be bound by, any written instrument which may hereafter be executed changing, modifying or discharging this Lease, in whole or in part, or surrendering all or any part of the Demised Premises to Landlord, and by any notices, demands, requests or other communications which may hereafter be given by Partnership Tenant or by any of the parties comprising Partnership Tenant, (iii) any bills, statements, notices, demands, requests or other communications given or rendered to Partnership Tenant or to any of the parties comprising Partnership Tenant shall be binding upon Partnership Tenant and all such parties, (iv) if Partnership Tenant shall admit new partners, all of such new partners shall, by their admission to Partnership Tenant, be deemed to have assumed performance of all of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed, (v) Partnership Tenant shall give prompt notice to Landlord of the admission of any such new partners, and, upon demand of Landlord, shall cause each such new partner to execute and deliver to Landlord an agreement in form satisfactory to Landlord, wherein each such new partner shall assume performance of all of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed (but neither Landlord's failure to request any such agreement nor the failure of any such new partner to execute or deliver any such agreement to Landlord shall vitiate the provisions of clause (iv) of this Section 29.01), and (vi) on each anniversary of the Commencement Date, Partnership Tenant shall deliver to Landlord a list of the names of all partners and their then current residential addresses.

Section 29.02.
--------------
If any partner in Tenant is or shall be a professional corporation, Tenant agrees to cause such professional corporation and each individual shareholder thereof to execute such guaranties and other instruments, agreements or documents as Landlord may reasonably request confirming that such individual shareholder shall have the same obligations and liability under this Lease as such shareholder would have had if he, and not such professional corporation, were a partner in Tenant.

Section 29.03.
--------------
Tenant and each of the partners/shareholders of Tenant hereby waive any requirements of law that may require that Landlord first look to the assets of Tenant for recovery of any monies due hereunder, it being the intention of the parties hereto that Landlord may, at Landlord's election, proceed against the assets of Tenant and/or the assets of the individual partners/shareholders of Tenant, whether simultaneously, or in such order of priority as Landlord may determine in Landlord's sole discretion. The provisions of this Section 29.03 are not intended to mean that Landlord shall have limited or waived its rights to any other available remedies hereunder or under applicable law as to Tenant, including the right to look to the assets of Tenant for recovery of any monies due hereunder.

Section 29.04.
--------------
The partners/shareholders of Tenant hereby consent and submit to the jurisdiction of any court of record of New York State located in New York County, or of the United States District Court for the Southern District of New York, and agree that service of process in any action or proceeding brought by Landlord may be made upon any or all of the partners/shareholders of Tenant by mailing a copy of the summons to such partner(s)/shareholder(s) either at their respective addresses or at the Demised Premises, by registered or certified mail, return receipt requested. Notwithstanding the foregoing, the residence of any partner/shareholder of Tenant shall not be a basis for a choice of venue or for a motion by a partner/shareholder of Tenant for transfer of venue or forum non conveniens pursuant to any rule of common law and/or any applicable state of federal provision or statute, and each partner/shareholder of Tenant and Tenant hereby waives the right to choose venue or to move for transfer of venue or forum non conveniens on the grounds that an individual partner/shareholder of the Tenant resides in a particular jurisdiction.

                                   ARTICLE 30

                           NO WAIVER; ENTIRE AGREEMENT


Section 30.01.
--------------
The failure of the Landlord to enforce Landlord's rights for violation of, or to insist upon the strict performance of any covenant, agreement, term, provision or condition of this Lease, or any of the rules and regulations, shall not constitute a waiver thereof, and Landlord shall have all remedies provided herein and by applicable law with respect to any subsequent act which would have originally constituted a violation. The receipt by Landlord of Fixed Rent and/or additional rent with knowledge of the breach of any covenant, agreement, term, provision or condition of this Lease shall not be deemed a waiver of such breach. No provision of this Lease shall be deemed to have been waived by Landlord, unless such waiver be in writing signed by Landlord. Tenant hereby expressly waives any right that Tenant might otherwise have to raise or assert either the aforesaid failure of Landlord to enforce rights, seek redress or insist upon strict performance, or the aforesaid receipt by Landlord of Fixed Rent and/or additional rent, as a basis for any defense or counterclaim in any legal, equitable or other proceeding in which Landlord shall seek to enforce any rights, covenants or conditions under this Lease. The remedies provided in this Lease shall be cumulative and shall not in any way abridge, modify or preclude any other rights or remedies to which Landlord may be entitled under this Lease, at law or in equity. Without limiting the generality of the foregoing, Tenant expressly agrees that, upon the occurrence of an Event of Default, Landlord shall be entitled to exercise all of the rights set forth in Article 15 above (including the right to terminate this Lease), notwithstanding that this Lease provides that Landlord may cure the default or otherwise perform the obligation of Tenant which gave rise to such Event of Default, and regardless of whether Landlord shall have effected such cure or performed such obligation. The receipt and retention by Landlord of Fixed Rent or additional rent from any person other than Tenant shall not be deemed a waiver by Landlord of any breach by Tenant of any covenant, agreement, term, provision or condition contained in this Lease, or the acceptance of such other person as a tenant, or a release of Tenant from the further performance of the covenants, agreements, terms, provisions and conditions contained in this Lease.

Section 30.02.
--------------
This Lease, with the schedules, riders and exhibits, if any, annexed hereto, contains the entire agreement between Landlord and Tenant, and any agreement heretofore made shall be deemed merged herein. Any agreement hereafter made between Landlord and Tenant shall be ineffective to change, modify, waive, release, discharge, terminate or effect a surrender or abandonment of this Lease, in whole or in part, unless such agreement is in writing and signed by the party against whom enforcement is sought. All of the schedules, riders and exhibits, if any, annexed hereto are incorporated herein and made a part hereof as though fully set forth herein. If Tenant shall have any right to an extension or renewal of the Lease Term, or any right to lease other space from Landlord, Landlord's exercise of Landlord's right to terminate this Lease shall operate, ipso facto, to terminate such renewal, extension or other right, whether or not theretofore exercised by Tenant. Any option on the part of Tenant herein contained for an extension or renewal hereof shall not be deemed to give Tenant any option for a further extension beyond the first renewal or extended term. No option or right granted to Tenant under this Lease to terminate, extend, or make any other election, shall be exercisable or valid during such time as Tenant is not duly keeping, observing and complying with all of the terms, provisions and conditions on Tenant's part to be observed and performed under this Lease.

Section 30.03.
--------------
No act or thing done by Landlord or Landlord's agents during the Lease Term shall be deemed to constitute an eviction by Landlord, or be deemed an acceptance of a surrender of the Demised Premises, and no agreement to accept such surrender shall be valid, unless in writing signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the Demised Premises prior to the termination of this Lease. The delivery of keys to any employee of Landlord or of Landlord's agents shall not operate as a termination of this Lease or a surrender of the Demised Premises. In the event that Tenant at any time shall desire to have Landlord sublet the Demised Premises for Tenant's account, Landlord or Landlord's agents are authorized to receive said keys for such purposes without releasing Tenant from any of Tenant's obligations under this Lease, and Tenant hereby relieves Landlord of any liability for loss of or damage to any of Tenant's property in connection with such subletting.


                                   ARTICLE 31

                      MISCELLANEOUS PROVISIONS; DEFINITIONS


Section 31.01.
--------------
Tenant represents that Tenant has inspected the Demised Premises, and (except as may be otherwise expressly set forth elsewhere in this Lease) agrees to take same in its existing condition "as is" and "where is" at the commencement of the term of this Lease. The taking of possession of the Demised Premises by Tenant shall be deemed conclusive evidence that Tenant accepts the same "as is" and "where is", and that the Demised Premises and the Building are in good and satisfactory condition. Tenant agrees that neither Landlord, nor any broker, agent, employee or representative of Landlord nor any other party, has made, and Tenant does not rely on, any representations, warranties or promises with respect to the Building, the Land, the Demised Premises or this Lease, except as herein expressly set forth, and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this Lease. Landlord makes no representation as to the design, construction, development or use of the Land or Building, except as may be expressly set forth in this Lease.

Section 31.02.
--------------
The Table of Contents and Article headings of this Lease are included for convenience only, and shall not limit or define the meaning or content hereof. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the person or persons may require. The terms "herein," "hereof" and "hereunder," and words of similar import, shall be construed to refer to this Lease as a whole, and not to any particular Article or Section, unless expressly so stated. The term "and/or", when applied to two or more matters or things, shall be construed to apply to any one or more or all thereof as the circumstances warrant at the time in question. The term "person" shall mean any natural person or persons, a partnership, a corporation, and any other form of business or legal association or entity, unless expressly otherwise stated. An "affiliate" of Tenant shall mean any person which controls or is controlled by, or is under common control with, Tenant, with the word "control" (and, correspondingly, "controlled by" and "under common control with"), as used with respect to any person, meaning the possession of the power to direct or cause the direction of the management and policies of such person. The rule of "ejusdem generis" shall not apply in or to the construction of any term of this Lease.

Section 31.03.
--------------
If the term "Tenant", as used in this Lease, refers or shall refer to more than one person, then, as used in this Lease, said term shall be deemed to include all of such persons or any one of them. If any of the obligations of Tenant under this Lease is or shall be guaranteed, the term "Tenant" as used in Article 14 shall be deemed to mean the Tenant and the guarantor, or either of them. If this Lease shall have been assigned, then for purposes of Article 14, the term "Tenant" shall be deemed to mean the assignee. The term "Tenant" shall mean the Tenant herein named or any assignee or other successor-in-interest (immediate or remote) of the Tenant herein named, which at the time in question is the owner of the Tenant's estate and interest granted by this Lease; but the foregoing provisions of this Section 31.03 shall not be construed to permit any assignment of this Lease or to relieve the Tenant herein named or any assignee or other successor-in-interest (whether immediate or remote) of the Tenant herein named from the full and prompt payment, performance and observance of each and every one of the covenants, obligations and conditions to be paid, performed and observed by Tenant under this Lease.

Section 31.04.
--------------
Intentionally omitted.

Section 31.05.
--------------
Landlord and Tenant, any subtenant, and any guarantor of Tenant's obligations under this Lease, hereby expressly consent to the jurisdiction of the Civil Court of the City of New York and the Supreme Court of the State of New York with respect to any action or proceeding between Landlord and Tenant or such party with respect to this Lease or any rights or obligations of either party pursuant to this Lease, and each of such subtenant, guarantor, Landlord and Tenant agrees that venue shall lie in New York County. Tenant and any subtenant further waive any and all rights to commence any such action or proceeding against Landlord before any other court.

Section 31.06.
--------------
The submission of this Lease to Tenant shall not be construed as an offer, nor shall Tenant have any rights with respect thereto or the Demised Premises, unless and until Landlord and Tenant shall each have executed a counterpart of this Lease and delivered the same to the other. Until such execution and delivery, any action taken or expense incurred by Tenant in connection with this Lease or the Demised Premises shall be solely at Tenant's own risk and account.

Section 31.07.
--------------
Neither this Lease nor any memorandum thereof shall be recorded.

Section 31.08.
--------------
This Lease shall be governed exclusively by (i) the provisions hereof, without the aid of any canon, custom or rule of law requiring or suggesting construction against the party drafting or causing the drafting of the provision in question, and (ii) the internal laws of the State of New York as the same may from time to time exist, without giving effect to the principles of conflicts of laws.

Section 31.09.
--------------
There shall be no merger of this Lease, or the leasehold estate created by this Lease, with any other estate or interest in the Demised Premises, or any part thereof, by reason of the fact that the same person may acquire or own or hold, directly or indirectly, (i) this Lease or the leasehold estate created by this Lease, or any interest in this Lease or in any such leasehold estate, and (ii) any such other estate or interest in the Demised Premises or any part thereof; and no such merger shall occur unless and until all persons having an interest (including a security interest) in (a) this Lease or the leasehold estate created by this Lease and (b) any such other estate or interest in the Demised Premises, or any part thereof, shall join in a written instrument effecting such merger and shall duly record the same.

Section 31.10.
--------------
If Tenant is a corporation, each person executing this Lease on behalf of Tenant hereby covenants, represents and warrants that Tenant is a duly incorporated or duly qualified (if foreign) corporation and is authorized to do business in the State of New York (a copy of evidence thereof to be supplied to Landlord upon request); and that each person executing this Lease on behalf of Tenant is an officer of Tenant, and that he is duly authorized to execute, acknowledge and deliver this Lease to Landlord (a copy of a resolution to that effect to be supplied to Landlord upon request).

Section 31.11.
--------------
The terms "Landlord shall have no liability to Tenant", or "the same shall be without liability to Landlord", or "without incurring any liability to Tenant therefor", or words of similar import, shall mean that Tenant shall not be entitled to terminate this Lease, or to claim actual or constructive eviction (partial or total), or to receive any abatement or diminution of rent, or to be relieved in any manner of any of Tenant's other obligations hereunder, or to be compensated for loss or injury suffered, or to enforce any other right or kind of liability whatsoever against Landlord under or with respect to this Lease or with respect to Tenant's use or occupancy of the Demised Premises.

Section 31.12.
--------------
If, under the terms of this Lease, Tenant shall be obligated to pay to Landlord any amount of money (other than Fixed Rent), and no payment period therefor is specified, Tenant shall pay to Landlord the amount due within ten (10) days after being billed therefor.

Section 31.13.
--------------
Except as otherwise expressly provided herein, all bills, invoices or statements rendered to Tenant pursuant to the terms of this Lease shall be deemed binding and conclusive if, within thirty (30) days of receipt of the same, Tenant fails to notify Landlord, in writing, of Tenant's intention to dispute such bill, invoice or statement.

Section 31.14.
--------------
Time shall be of the essence with respect to the exercise of any option granted to Tenant pursuant to this
Lease.

Section 31.15.
--------------
Notwithstanding anything to the contrary contained in this Lease, during the continuance of any default by Tenant with respect to any of Tenant's obligations under this Lease, Tenant shall not be entitled to exercise any rights or options or to receive any funds or proceeds being held by Landlord under or pursuant to this Lease.

Section 31.16.
--------------
If any sales or other tax shall be due or payable with respect to any cleaning or other service which Tenant obtains or contracts for directly from any third party or parties, Tenant shall file any required tax returns and shall pay any such tax, and Tenant shall indemnify and hold Landlord harmless from and against any loss, damage or liability suffered or incurred by Landlord by reason thereof.

Section 31.17.
--------------
Tenant acknowledges and agrees that Tenant has no rights to any development rights, "air rights" or comparable rights appurtenant to the Land and the Building, and consents, without further consideration, to any utilization of such rights by Landlord, and agrees to promptly execute and deliver any instruments which may be requested by Landlord, including instruments merging zoning lots, evidencing such acknowledgment and consent. The provisions of this
Section 31.17 shall be deemed to be and shall be construed as an express waiver by Tenant of any interest Tenant may have as a "party in interest" (as such quoted term is defined under the definition of "Zoning Lot" in Section 12-10 of the Zoning Resolution of the City of New York) in the Land and/or the Building.

Section 31.18.
--------------
This Lease shall not be deemed or construed to create or establish any relationship of partnership or joint venture or similar relationship or arrangement between Landlord or Tenant.

Section 31.19.
--------------
For the purposes of this Lease (including all of the schedules, riders and exhibits, if any, annexed to this Lease), the terms set forth below shall have the definitions which immediately follow such terms, and such definitions are hereby incorporated into this Lease wherever used:

     Alterations - The term "Alterations" shall mean and include all installations, changes, alterations, restorations, renovations, decorations, replacements, additions, improvements and betterments made in or to the Demised Premises or the Building, and shall include Tenant's Initial Work.

     Authorized Use - The "Authorized Use" shall be for the operation of an adult educational institution offering computer training and computer classes for corporate clientele only, and, as in incident to such use, for executive, administrative and general office purposes, but subject to the provisions of this Lease and the certificate of occupancy for the Building.

     Building - The "Building" shall mean and include the structure and other improvements constructed or as may in the future be constructed on the Land, known by the address "1114 Avenue of the Americas, New York, New York."

     Building Systems - The term "Building Systems" shall mean and include such heating, ventilating and air-conditioning systems, and such elevators, water, sewerage, toilet, plumbing, sprinkler, life/safety, security, electric, wiring and mechanical systems, now or hereafter installed in the Building, and the fixtures, equipment and appurtenances thereof, and all other mechanical devices, fixtures, equipment, appurtenances and systems installed by Landlord in the Building.

     Include and Including - The terms "include" and "including" shall each be construed as if followed by the phrase "without being limited to".

     Insurance Boards - The term "Insurance Boards" shall mean and include the National Board of Fire Underwriters and the Insurance Services Office, and any other local or national body having similar jurisdiction or establishing insurance premium rates.

     Land - The "Land" shall mean the real property described in Exhibit "D" annexed hereto.

     LegalRequirements - The term "Legal Requirements" shall mean and include all laws, orders, ordinances, directions, notices, rules and regulations of the federal government and of any state, county, city, borough and municipality, and of any division, agency, subdivision, bureau, office, commission, board, authority and department thereof, and of any public officer or official and of any quasi-governmental officials and authorities having or asserting jurisdiction over the Land, the Building and/or the Demised Premises.

     Mortgage - The term "Mortgage" shall mean any existing or future mortgage and/or security deed affecting the Land and/or the Building, alone or with other property, as the same may from time to time be amended, modified, renewed, consolidated, substituted, spread, added to, extended and/or replaced.

     Mortgagee - The term "Mortgagee" shall mean the mortgagee under, and/or the holder of, any Mortgage.

     Overlandlord - The term "Overlandlord" shall mean the landlord under any Underlying Lease.

     Persons Within Tenant's Control - The term "Persons Within Tenant's Control" shall mean and include Tenant, all of Tenant's subtenants and assignees, and all of their respective principals, officers, agents, contractors, servants, employees, licensees, guests and invitees.

     Recurring Additional Rent - The term "Recurring Additional Rent" shall mean all additional rent payable by Tenant pursuant to Articles 19 and 20 of this Lease.

     Repairs - The term "Repairs" shall mean and include repairs, restorations and replacements.

     Tenant's Initial Work - The term "Tenant's Initial Work" shall mean such work (if any) as shall be performed by Tenant or Persons Within Tenant's Control to prepare the Demised Premises for Tenant's initial occupancy thereof.

     Underlying Lease - The term "Underlying Lease" shall mean any present or future ground or overriding or underlying lease and/or grant affecting the Land, the Building and/or the Demised Premises, as the same may from time to time be amended, modified, renewed, extended and/or replaced.

Section 31.20.
--------------
Except as otherwise expressly provided in this Section 31.20, Tenant shall not display or erect any lettering, signs, advertisement, posters, displays, or awnings on the outside of the Demised Premises or any interior signs which are visible from the outside (collectively, "Signs") without obtaining Landlord's prior written approval thereto. In no event shall Tenant erect any signs on the facade of the Building, or so-called "neon" signs in the Demised Premises. In addition to complying with all of the terms and conditions of Article 5 of this Lease, Tenant shall submit to Landlord a detailed sketch of any such Signs, and, if approved, the same shall not be altered in any manner whatsoever without first obtaining Landlord's prior written consent for such proposed change. All such Signs shall be maintained by Tenant, at Tenant's own cost and expense, in good order and condition, and in accordance with all of the terms and provisions of this Lease. All Signs shall be removed by Tenant upon the expiration or sooner termination of the Lease Term, and Tenant shall repair, at Tenant's own cost and expense, any damage to the Demised Premises and/or other portions of the Building (including any exterior portions) caused by the installation, maintenance or removal of such Signs. Tenant shall indemnify and hold Landlord harmless from and against any and all claims, costs, expense or damages suffered by reason of the installation, maintenance or removal of such Signs. Tenant shall not paint or decorate any part of the exterior of the Demised Premises, or any part of the interior visible from the exterior thereof, without first obtaining Landlord's written approval. Without limiting the foregoing, all displays and the arrangement, style, color and general appearance thereof, in the interior of the Demised Premises, including window displays, advertising matter, signs, merchandise and fixtures, shall be in keeping with the character and standards of the improvements within the Building, as determined by Landlord. Tenant shall, immediately upon receiving notice from Landlord or Landlord's agent, promptly discontinue, remove or change any window displays, advertising matter, signs, merchandise and fixtures which Landlord deems objectionable. Landlord reserves the right to require Tenant to correct and/or Landlord itself may correct (without incurring any liability to Tenant) any non-conforming Sign, any non-conforming displays or any other objectionable items which are in the Demised Premises, or on the windows thereof or visible from the exterior of the Demised Premises, at Tenant's expense, and Tenant shall reimburse Landlord for the cost thereof, as additional rent, within ten (10) days following Landlord's rendition of a bill therefor.

                                   ARTICLE 32

                       INABILITY TO PERFORM; SEVERABILITY


Section 32.01.
--------------
This Lease and the obligation of Tenant to pay Fixed Rent and additional rent hereunder, and to perform and comply with all of the other covenants and agreements hereunder on the part of Tenant to be performed or complied with, shall in no way be affected, impaired or excused because of Landlord's delay or failure to perform or comply with any of the covenants and agreements hereunder on the part of Landlord to be performed or complied with, or to furnish any service or facility, for any cause beyond the reasonable control of Landlord, including strikes, lock-outs or labor problems, governmental preemption, or by reason of any Legal Requirements, or by reason of the conditions of supply and demand which have been or shall be affected by war or other emergency or general market conditions or otherwise.

Section 32.02.
--------------
If any provision of this Lease or the application thereof to any person or circumstance shall be determined by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions of this Lease or the application of such provision to persons or circumstances other than those to which it is held invalid or unenforceable shall not be affected thereby, and shall be valid and enforceable to the fullest extent permitted by law.

Section 32.03.
-------------
Each covenant, agreement, obligation and/or other provision of this Lease on Tenant's part to be performed shall be deemed and construed as a separate and independent covenant of Tenant, and not dependent on any other provision of this Lease.


                                   ARTICLE 33

                                    SECURITY


Section 33.01.
--------------
Upon the execution of this Lease, but subject to the provisions of Section 33.03 below, Tenant shall deposit with Landlord the Security Deposit Amount, as security for the faithful performance and observance by Tenant of all of the covenants, agreements, terms, provisions and conditions of this Lease. Tenant agrees that, if Tenant shall default with respect to any of the covenants, agreements, terms, provisions and conditions that shall be the obligation of Tenant to observe, perform or keep under the terms of this Lease, including the payment of the Fixed Rent and additional rent, Landlord may use, apply or retain the whole or any part of the security being held by Landlord (the "Security") to the extent required for the payment of any Fixed Rent and additional rent, or any other payments as to which Tenant shall be in default or for any monies which Landlord may expend or may be required to expend by reason of Tenant's default in respect of any of the covenants, agreements, terms, provisions and conditions of this Lease, including any damages or deficiency in the reletting of the Demised Premises, whether such damages or deficiency accrued before or after summary proceedings or other re-entry by Landlord. Landlord shall not be required to so use, apply or retain the whole or any part of the Security so deposited, but if the whole or any part thereof shall be so used, applied or retained, then Tenant shall, upon demand, immediately deposit with Landlord an amount in cash equal to the amount so used, applied or retained, so that Landlord shall have the entire Security on hand at all times during the Lease Term. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants, agreements and conditions of this Lease, the Security shall be returned to Tenant within thirty (30) days after the Expiration Date and delivery of exclusive possession of the Demised Premises to Landlord. In the event of any making or assignment of any Underlying Lease or upon a conveyance of the Building: (i) Landlord shall have the right to transfer the Security to the assignee or lessee or transferee, (ii) Landlord shall thereupon be released by Tenant from all liability for the return of such Security, and (iii) Tenant agrees to look solely to Landlord's successor for the return of said Security; it being agreed that the provisions hereof shall apply to every transfer or assignment made of the Security to a new Landlord. Tenant further covenants that Tenant will not assign or encumber or attempt to assign or encumber the monies deposited herein as Security, and that neither Landlord nor Landlord's successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

Section 33.02.
--------------
Landlord agrees to place the Security in an interest-bearing account, and, unless disbursed or applied by Landlord as provided in Section 33.01 above, the interest earned thereon (less an amount equal to one (1%) percent of the Security, which may be retained by Landlord each year as compensation for management and administration of said account) shall, in Landlord's discretion:
(i) be added to the Security Deposit Amount as additional security, and shall be held and/or disbursed in accordance with the provisions of said Section 33.01, or (ii) be disbursed annually to Tenant, either (in Landlord's discretion) when Landlord shall generally make such distributions to tenants in the Building or within sixty (60) days following Landlord's receipt of a written request therefor from Tenant, but only if Tenant shall not be in default with respect to any of Tenant's obligations under this Lease.

Section 33.03.
--------------
A. Notwithstanding anything to the contrary contained in Section 33.01 above, in lieu of a cash security deposit, Tenant shall deliver to Landlord a clean, irrevocable, transferable and unconditional letter of credit (the "Letter of Credit") issued by and drawn upon a commercial bank (hereinafter referred to as the "Issuing Bank") which shall be a member bank of the New York Clearinghouse Association (or, in the alternative, which shall have offices for banking purposes in the Borough of Manhattan and shall have a net worth of not less than $100,000,000, with appropriate evidence thereof to be submitted by Tenant), which Letter of Credit shall: (i) have a term of not less than one year, (ii) be in the form annexed hereto as Exhibit "H", (iii) be for the benefit of Landlord, (iv) be in the amount of $650,000.00, (v) except as otherwise provided in this Section 33.03, conform and be subject to Uniform Customs and Practice for Documentary Credits, 1993 Revision, ICC Publication No. 500 (or any revision thereof or successor thereto), (vi) be fully transferable by Landlord without any fees or charges therefor (or, if the Letter of Credit shall provide for the payment of any transfer fees or charges, the same shall be paid by Tenant as and when such payment shall be requested by the Issuing Bank), (vii) provide that Landlord shall be entitled to draw upon the Letter of Credit upon presentation to the Issuing Bank of a sight draft accompanied by Landlord's statement that Landlord is then entitled to draw upon the Letter of Credit pursuant to the terms of this Lease, and (viii) provide that the Letter of Credit shall be deemed automatically renewed, without amendment, for consecutive periods of one year each year thereafter during the entire Lease Term and for a period of thirty (30) days thereafter, unless the Issuing Bank shall send notice (the "Non-Renewal Notice") to Landlord by registered mail, return receipt requested, not less than sixty (60) days next preceding the then expiration date of the Letter of Credit that the Issuing Bank elects not to renew such Letter of Credit, in which case Landlord shall have the right, by sight draft on the Issuing Bank, to receive the monies represented by the then existing Letter of Credit, and to hold and/or disburse such proceeds pursuant to the terms of Section
     33.01 above as cash security. If Landlord shall fail, for any reason whatsoever, to draw upon the Letter of Credit within said sixty (60) day period, and the Letter of Credit shall expire prior to the thirtieth (30th) day following the Expiration Date of the Lease Term, then Tenant shall, upon demand, immediately deposit with Landlord the Security Deposit Amount in cash or furnish Landlord with a replacement Letter of Credit (which shall comply with all of the conditions set forth in the immediately preceding sentence), so that Landlord shall have the entire Security on hand at all times during the Lease Term and for a period of thirty (30) days thereafter. Tenant acknowledges and agrees that the Letter of Credit shall be delivered to Landlord as security for the faithful performance and observance by Tenant of all of the covenants, agreements, terms, provisions and conditions of this Lease, and that Landlord shall have the right to draw upon the entire Letter of Credit in any instance in which Landlord would have the right to use, apply or retain the whole or any part of any cash security deposited with Landlord pursuant to Section 33.01 above.

B. With respect to the Letter of Credit being required hereunder in lieu of cash security: (i) all references to "Security" in Section 33.01 above shall be deemed to refer to the Letter of Credit, or any proceeds thereof as may be drawn upon by Landlord, and (ii) the provisions of Section 33.02 above shall apply only to such Letter of Credit proceeds (if any) as may be drawn and held by Landlord.

C. Landlord agrees that, if no Event of Default shall have occurred at any time during the Lease Term, and if Tenant shall not then be in default (after notice of such default shall have theretofore been given to Tenant) with respect to any of the obligations of Tenant under this Lease, then Tenant shall be permitted to reduce the amount of said Letter of Credit:
     (i) on the  third  (3rd)  anniversary  of the Rent  Commencement  Date,  to
     $433,333.00, and (ii) on the fifth (5th) anniversary of the Rent Commencement Date, to $216,667.00; provided, however, that at no time during the Lease Term shall the Letter of Credit furnished to Landlord pursuant to this Section 33.03 be reduced to an amount less than $216,667.00.


                                   ARTICLE 34

                                 RENEWAL OPTION


Section 34.01.
--------------
If (a) the initially named Tenant under this Lease, i.e., New Horizons Computer Learning Centers, Inc. ("New Horizons") shall have theretofore leased from Landlord all other rentable space on the concourse level of the Building in addition to the Demised Premises (with all such additional rentable space being hereinafter referred to as the "Concourse Level Space," and being depicted on Exhibit "K" annexed hereto and made a part hereof), and (b) New Horizons shall be in occupancy of the Concourse Level Space and all of the Demised Premises on both the Exercise Date (as hereinafter defined) and the commencement of the Renewal Term (as hereinafter defined), then New Horizons shall have an option (the "Renewal Option") to extend the term of this Lease for a single renewal term of five (5) years (the "Renewal Term"), which shall commence at noon on the Expiration Date and shall expire at noon on the fifth (5th) anniversary of the Expiration Date or such earlier date upon which this Lease may be terminated as herein provided. The Renewal Option may be exercised only by New Horizons giving Landlord written notice (the "Renewal Notice") of New Horizons' intention to renew this Lease pursuant to this Article 34 not later than eighteen (18) months prior to the Expiration Date, and not earlier than twenty (20) months prior to the Expiration Date, and such Renewal Notice shall be deemed properly given only if, on the date that New Horizons shall exercise the Renewal Option (the "Exercise Date"): (i) this Lease shall not have been previously terminated or cancelled, and (ii) there shall not then exist an Event of Default. Time shall be strictly of the essence with respect to the giving of the Renewal Notice by New Horizons to Landlord. Notwithstanding anything to the contrary contained in this Section 34.01, if, subsequent to the Exercise Date but prior to the commencement of the Renewal Term: (x) New Horizons shall not be in occupancy of all of the Demised Premises, or (y) an Event of Default shall have occurred, then Landlord, in Landlord's sole and absolute discretion, may elect, by written notice to New Horizons, to void New Horizons' exercise of the Renewal Option, in which case New Horizons' exercise of the Renewal Option shall be of no force or effect, and the Lease Term shall end on the Expiration Date of the initial term of this Lease, unless sooner cancelled or terminated pursuant to the provisions of this Lease or by law.

Section 34.02.
--------------
If Tenant shall exercise the Renewal Option in accordance with the provisions of this Article 34, then this Lease shall be extended for the Renewal Term upon all of the terms, covenants and conditions contained in this Lease, except that: (i) during the Renewal Term, the Fixed Rent shall be the fair annual market rental value (the "Market Value Rent") of the Demised Premises on the Expiration Date, determined as provided in Section 34.03 below, but in no event less than the Fixed Rent in effect on the Expiration Date, (ii) from and after the Exercise Date (but subject to the provisions of the last sentence of Section 34.01 above), all references to "Expiration Date" shall be deemed to refer to the last day of the Renewal Term, and all references to "Lease Term" shall be deemed to include the Renewal Term, (iii) Tenant shall have no further right or option to renew this Lease or the term hereof, and (iv) all provisions of this Lease (if any) concerning the performance by Landlord of any work, and the grant by Landlord of any monetary contribution, rent abatement or rent credit, in connection with Tenant's initial occupancy of the Demised Premises shall be deemed deleted.

Section 34.03.
--------------
A. The term "Market Value Rent" shall mean the annual fair market rental value of the Demised Premises as of the Determination Date (as hereinafter defined), but in no event less than the Fixed Rent payable by Tenant in the twelve-month period immediately prior to the Expiration Date of the initial term of this Lease. In addition, commencing on the first day of the Renewal Term, Tenant shall pay, as additional rent, in addition to the escalation payments provided for under this Lease, such other types of escalation payments which Landlord shall be then charging tenants under other leases, or shall be then requiring in other offers for leases, in the Building. For purposes hereof, the "Determination Date" shall mean the day immediately following the Expiration Date.

B. The initial determination of Market Value Rent shall be made in good faith by Landlord. Provided that the Renewal Notice shall so request, Landlord shall give notice (the "MVR Notice") to Tenant of Landlord's initial determination of the Market Value Rent at least one year prior to the Expiration Date. If the Renewal Notice shall not contain a request that Landlord furnish the MVR Notice at least one year prior to the Expiration Date, Landlord may give Tenant the MVR Notice at any time prior to the Determination Date. Notwithstanding that the Determination Date shall not yet have occurred, such initial determination of Market Value Rent shall be final and binding in fixing the Market Value Rent, unless, within thirty
     (30) days after Landlord shall have given the MVR Notice to Tenant, Landlord shall receive a notice from Tenant (the "MVR Objection Notice"):
     (i) advising Landlord that Tenant disagrees with the initial determination of Market Value Rent set forth in the MVR Notice, and (ii) proposing a specific alternative Market Value Rent, which shall have been determined in good faith by Tenant. If Landlord and Tenant shall fail to agree upon the Market Value Rent within thirty (30) days after Landlord shall have received the MVR Objection Notice, then Landlord and Tenant each shall give notice to the other setting forth the name and address of an arbitrator designated by the party giving such notice. If either party shall fail to give notice of such designation within ten (10) days, then the first arbitrator chosen shall make the determination alone. If two arbitrators shall have been designated, such two arbitrators shall, within thirty (30) days following the designation of the second arbitrator, make their determinations of Market Value Rent in writing and give notice thereof to each other and to Landlord and Tenant. Such two arbitrators shall have twenty (20) days after the receipt of notice of each other's determinations to confer with each other and to attempt to reach agreement as to the determination of Market Value Rent. The arbitrators shall take into account in any such determination of Market Value Rent that Tenant is not required to reimburse Landlord for any increases in real estate taxes or operating expenses over a base year. If such two arbitrators shall concur as to the determination of the Market Value Rent, such concurrence shall be final and binding upon Landlord and Tenant. If such two arbitrators shall fail to concur by the end of said twenty (20) day period, then such two arbitrators shall forthwith designate a third arbitrator. If the two arbitrators shall fail to agree upon the designation of such third arbitrator within ten (10) days, then either party may apply to the American Arbitration Association or any successor thereto having jurisdiction for the designation of such arbitrator. All arbitrators shall be real estate brokers or consultants who shall have had at least fifteen (15) years continuous experience in the business of appraising or managing real estate or acting as real estate agents or brokers in the Borough of Manhattan, City of New York. The third arbitrator shall conduct such hearings and investigations as he may deem appropriate and shall, within thirty (30) days after his designation, choose one of the determinations of the two arbitrators originally selected by the parties, and that choice by the third arbitrator shall be binding upon Landlord and Tenant. Each party shall pay its own counsel fees and expenses, if any, in connection with any arbitration under this Article 34, including the expenses and fees of any arbitrator selected by it in accordance with the provisions of this Article, and the parties shall share equally all other expenses and fees of any such arbitration. The determination rendered in accordance with the provisions of this Section
     34.03 shall be final and binding in fixing the Market Value Rent. The arbitrators shall not have the power to add to, modify or change any of the provisions of this Lease.

C. If for any reason the Market Value Rent shall not have been determined prior to the commencement of the Renewal Term, then, until the Market Value Rent and, accordingly, the Fixed Rent, shall have been finally determined, the Fixed Rent payable for and during the Renewal Term shall be equal to the Market Value Rent proposed by Landlord. Upon final determination of the Market Value Rent, an appropriate adjustment to the Fixed Rent shall be made reflecting such final determination, and Landlord or Tenant, as the case may be, shall refund or pay to the other any overpayment or deficiency, as the case may be, in the payment of Fixed Rent from the commencement of the Renewal Term to the date of such final determination.

Section 34.04.
--------------
The right of renewal granted pursuant to this Article 34 shall be deemed a personal right limited to New Horizons, and all references in this Article 34 to "Tenant" shall be deemed to refer only to New Horizons.

Section 34.05.
--------------
Tenant expressly acknowledges and agrees that (i) by including the terms and conditions of this Article 34 in this Lease, Landlord is not, nor shall Landlord be deemed to be, offering to lease any portion of the Concourse Level Space to Tenant, and (ii) nothing contained in this Article 34 or elsewhere in this Lease shall be construed to obligate Landlord to lease, or to offer to Tenant for leasing, any portion of the Concourse Level Space, whether or not the same shall become available for leasing during the Lease Term.

                                   ARTICLE 35

                               ADDITIONAL PREMISES

Section 35.01.
--------------
A. (i) Tenant has informed Landlord of Tenant's desire to lease from Landlord (i) that certain portion of the ground floor of the Building identified by hatching on Exhibit "M-1" annexed hereto and made a part hereof (the "Ground Floor Premises"), and (ii) that certain portion of the concourse level of the Building identified by hatching on Exhibit "M-2" annexed hereto and made a part hereof (the "Additional Concourse Premises", with the Ground Floor Premises and the Additional Concourse Premises being hereinafter collectively referred to as the "Additional Premises"). Tenant acknowledges receipt of advice from Landlord to the effect that (a) the Additional Premises is currently occupied by a third party (the "Existing Occupant"), and (b) Landlord has the right, on six (6) months' prior notice, to require the Existing Occupant to surrender the Additional Premises to Landlord, (c) Landlord is, as of the date hereof, negotiating with the Existing Occupant for the prompt surrender of the Additional Premises without regard to said six (6) month period. In the event that Landlord shall deliver, in accordance with the provisions of Subsection 35.01B below, the Additional Premises to Tenant, then, effective upon said delivery, Tenant shall be deemed to have leased the Additional Premises, which shall be deemed to consist of (x) with respect to the Ground Floor Premises, 1,000 rentable square feet, and (y) with respect to the Additional Concourse Premises, 1,793 rentable square feet.

     (ii) Notwithstanding anything to the contrary contained in this Article 35, Tenant agrees that Landlord shall have no liability to Tenant, and all of Tenant's obligations under this Lease shall remain in full force and effect, in the event Landlord shall not deliver the Additional Premises to Tenant.

     (iii)Notwithstanding anything to the contrary contained herein, Landlord agrees that, in the event that the Existing Occupant shall not have vacated the Demised Premises by November 1, 2000, Landlord shall use reasonable efforts (including, if and to the extent that the same would be considered commercially reasonable in the circumstances, the commencement of summary holdover proceedings against the Existing Occupant) to cause the Existing Occupant to vacate the Additional Premises promptly thereafter.

B. The date of delivery of possession of the Additional Premises to Tenant in the condition required pursuant to this Subsection 35.01B is referred to herein as the "Additional Premises Commencement Date". Except as expressly provided in this Subsection 35.01B, the Additional Premises shall be delivered to Tenant in its then "as is" and "where is" condition, and notwithstanding anything to the contrary contained in this Lease, Landlord shall not be required to perform the work described on Exhibit "C" with respect to the Additional Premises, except that Landlord shall be required to (i) demolish the Additional Premises, (ii) install a "building standard" wall to demise the Ground Floor Premises, and (iii) remove or otherwise remediate any friable asbestos then located in the Additional Premises. On or prior to the date that Tenant shall be prepared to perform any work in the Additional Premises, Landlord shall deliver to Tenant an ACP-5 form with respect to the Additional Premises.

C. The amount of Fixed Rent to be paid by Tenant to Landlord with respect to the Ground Floor Premises shall be (x) during the First Lease Period, NINETY THOUSAND ($90,000.00) DOLLARS per annum, to be paid by Tenant in equal monthly installments of $7,500.00 each; (y) during the Second Lease Period, NINETY-THREE THOUSAND ($93,000.00) DOLLARS per annum, to be paid by Tenant in equal monthly installments of $7,750.00 each, and (z) during the Third Lease Period, NINETY-SIX THOUSAND ($96,000.00) DOLLARS per annum, payable in equal monthly installments of $8,000.00 each; it being agreed that (i) in no event shall Tenant be required to pay Fixed Rent with respect to the Ground Floor Premises prior to the Additional Premises Commencement Date, and (ii) Tenant shall be excused from paying Fixed Rent with respect to the Ground Floor Premises for the first six (6) full calendar months of the Lease Term following the Additional Premises Commencement Date. In the event that Tenant's obligation to pay Fixed Rent with respect to the Ground Floor Premises shall commence on a date which shall be other than the first day of a calendar month, the same shall be prorated at the rental rate applicable during the then-current year of the Lease Term, and shall be paid by Tenant to Landlord together with the first full monthly installment of Fixed Rent as shall become due hereunder.

D. The amount of Fixed Rent to be paid by Tenant to Landlord with respect to the Additional Concourse Premises shall be (x) during the First Lease Period, FIFTY-TWO THOUSAND EIGHT HUNDRED NINETY-THREE AND 50/100 ($52,893.50) DOLLARS per annum, to be paid by Tenant in equal monthly installments of $4,407.79 each; (y) during the Second Lease Period, FIFTY-EIGHT THOUSAND TWO HUNDRED SEVENTY-TWO AND 50/100 ($58,272.50) DOLLARS per annum, to be paid by Tenant in equal monthly installments of $4,856.04 each, and (z) during the Third Lease Period, SIXTY-ONE THOUSAND EIGHT HUNDRED FIFTY-EIGHT AND 50/100 ($61,858.50) DOLLARS per annum, payable in equal monthly installments of $5,154.88 each; it being agreed that (i) in no event shall Tenant be required to pay Fixed Rent with respect to the Additional Concourse Premises prior to the Additional Premises Commencement Date, and (ii) Tenant shall be excused from paying Fixed Rent with respect to the Additional Concourse Premises for the first six (6) full calendar months of the Lease Term following the Additional Premises Commencement Date. In the event that Tenant's obligation to pay Fixed Rent with respect to the Additional Concourse Premises shall commence on a date which shall be other than the first day of a calendar month, the same shall be prorated at the rental rate applicable during the then-current year of the Lease Term, and shall be paid by Tenant to Landlord together with the first full monthly installment of Fixed Rent as shall become due hereunder.


Section 35.02.
--------------
From and after the Additional Premises Commencement Date, all of the provisions of this Lease shall apply to the Ground Floor Premises, except that:

     (i) The term "Demised Premises" shall be deemed to include the Ground Floor Premises;

     (ii) The term "Rentable Square Feet" shall be increased by 2,793 (to a total of 43,197);

     (iii)Fixed Rent shall be increased as described in Subsections 35.01C and 35.01D above;

     (iv) Tenant's Operating Share and Tenant's Tax Share shall be increased by 0.2% (to a total of 3.15%);

     (v) Tenant shall pay for electricity consumed in the Additional Premises in the manner set forth in Article 20 above; and

     (vi) The lease term with respect to the Additional Premises shall be co-terminus with the Lease Term for the Demised Premises.

Section 35.03.
--------------
A. In the event that the Additional Premises are delivered to Tenant, Tenant shall be entitled, at Tenant's own cost and expense (but subject to Landlord's prior written approval in accordance with Article 5 above), to install a fire egress, fully enclosed, two-hour fire-rated stairway (the "Stairway") terminating at the exterior of the Building between the Additional Concourse Premises and the Ground Floor Premises, provided that
     (i) any such Stairway shall be (x) installed in compliance with all applicable Legal Requirements, and (y) contained wholly within the Additional Premises, and (ii) the door to the Stairway from the exterior of the Building shall be consistent in character and appearance with other retail premises on the ground floor of the Building.

B. In the event that Tenant shall so install the Stairway, then the Maximum Occupancy Number shall be increased to five hundred twenty (520).

Section 35.04.
--------------
Tenant agrees that Tenant shall use the Ground Floor Premises only (i) as a means of ingress and egress to and from the portion of the Demised Premises located on the concourse level of the Building, (ii) for a sales office, and
(iii) a hospitality desk, and for no other purpose.

Section 35.05.
--------------
Supplementing the provisions of Section 31.20 above, Tenant shall not (i) paint or otherwise decorate (with any such painting or other decoration being hereinafter referred to as "Decorations"), or (ii) place or install any lettering, signs, advertisements, posters, displays, awnings, banners or flags (collectively, "Ground Floor Signs") in the Ground Floor Premises without obtaining Landlord's prior written approval thereto (which approval may be granted, withheld or conditioned in Landlord's sole and absolute discretion). Tenant acknowledges that the Building is of a first-class nature and character and, accordingly, Tenant agrees that Landlord may require any Decorations and/or Ground Floor Signs which Landlord may permit Tenant to install in the Ground Floor Premises to conform to and be in harmony with the character and appearance of the Building, as determined by Landlord in Landlord's sole discretion.

Section 35.06.
--------------
Tenant acknowledges and agrees that Tenant shall be entitled to sublet the Additional Premises only in connection with a subletting permitted in accordance with the provisions of Article 10 above, and in no event shall Tenant be entitled to sublet less than all of the Additional Premises in the event of any such permitted subletting.

Section 35.07
-------------
Notwithstanding anything to the contrary contained herein, if the Additional Premises Commencement Date shall not have occurred by July 1, 2001 (the "Outside Date"), then, in lieu of delivering the Additional Premises to Tenant, Landlord shall deliver to Tenant within ten (10) days after the Outside Date, and in the condition required pursuant to Subsection 35.01B above (with the date of such delivery hereinafter referred to as the "Supplemental Premises Commencement Date"), the portion of the ground floor of the Building identified by hatching on Exhibit "N" annexed hereto and made a part hereof (the "Supplemental Premises") which Supplemental Premises Tenant shall be entitled to use for the then-remaining Lease Term (x) with no obligation to pay Fixed Rent or Recurring Additional Rent with respect thereto, and (y) solely for the purpose of installing the Stairway, and for no other purposes. Except as otherwise expressly provided in this Section 35.07, effective as of the Supplemental Premises Commencement Date, the terms and conditions of this Lease, including specifically the provisions of this Article 35, shall apply to Tenant's use and occupancy of the Supplemental Premises (as if the Supplemental Premises were the Additional Premises). Notwithstanding the foregoing, the provisions of Subdivisions 35.02(i) - (v) above shall not apply to the Supplemental Premises.

IN WITNESS WHEREOF, Landlord and Tenant have duly executed this Lease as of the day and year first above written.

                  1114 TRIZECHAHN-SWIG, L.L.C.,
                       Landlord


                  By:     TrizecHahn Office Properties, Inc., Agent

                          By:________________________________
                          Name:  Antonio A. Bismonte, Executive Vice President

                          By:________________________________
                          Name:  Carol A. Meyer, Assistant Secretary


                  NEW HORIZONS COMPUTER LEARNING
                  CENTERS, INC.,
                  Tenant


                  By:________________________________________
                  Name:______________________________________
                  Title:_____________________________________

                  Tenant's Federal ID#_______________________

COUNTY OF _______________

STATE OF ________________

On   the ______  day of  ____________________  in the year 2000,  before me, the undersigned, a notary public in and for said state, personally appeared ___________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he/she executed the same in his/her capacity, and that by his/her signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument, and that such individual made such appearance before the undersigned in the State of California.


                                                     __________________________
                                                     Notary Public

                                   EXHIBIT "A"

                                   FLOOR PLANS

     The location and dimensions of walls, partitions, columns, stairs and openings are approximate and subject to revisions due to mechanical work, job conditions and requirements of governmental departments and authorities. If the space as actually partitioned shall differ in any respect from this sketch, the actual area as partitioned shall in all events control. No resulting deviation or discrepancy shall affect the rent or Tenant's obligations under this Lease.

                                   EXHIBIT "B"

                           COMMENCEMENT DATE AGREEMENT

AGREEMENT made this _____ day of _________, ____, between 1114 TrizecHahn-Swig, L.L.C., hereinafter referred to as "Landlord", and New Horizons Computer Learning Centers, Inc., hereinafter referred to as "Tenant".


WITNESSETH:

1. Landlord and Tenant have heretofore entered into a written indenture of Lease dated as of April ____, 2000 (hereinafter referred to as the "Lease"), for the leasing by Landlord to Tenant of certain space in the building known as 1114 Avenue of the Americas, New York, N.Y., all as in said Lease more particularly described.

2. Pursuant to Article 2 of the Lease, Landlord and Tenant agree that the Commencement Date of the term of said Lease is ________________________; the Rent Commencement Date is _______________________; and that the term thereof shall expire, unless sooner terminated pursuant to the Lease, on
     ________________________.

IN WITNESS WHEREOF, Landlord and Tenant have duly executed this Commencement Date Agreement as of the day and year first above written.


                   TRIZECHAHN-SWIG, L.L.C.,
                   Landlord

                   By:      TrizecHahn Office Properties, Inc., Agent

                            By:________________________________
                            Name:  Antonio A. Bismonte, Executive Vice President

                            By:________________________________
                            Name:  Carol A. Meyer, Assistant Secretary


                   NEW HORIZONS COMPUTER LEARNING CENTERS, INC.,
                   Tenant


                   By:      _____________________
                            Name:
                            Title:



STATE OF                   )
                           )   ss.:
COUNTY OF                  )

     On the _____ day of ________ in the year 2000, before me, the undersigned, personally appeared ____________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her capacity, and that by his/her signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument, and that such individual made such appearance before the undersigned in the State of California.



                                               ________________________________
                                               Notary Public

                                   EXHIBIT "C"
                                 LANDLORD'S WORK

All work set forth in this Exhibit "C" ("Landlord's Work") shall be of material, design, capacity, finish and color adopted by Landlord as "Building standard".


Landlord's Delivery Work
------------------------

Landlord shall:

1.   demolish all existing structures in the Demised Premises.


Landlord's Occupancy Work
-------------------------

Landlord shall:

1. construct and install one men's and one women's Disabilities Act-compliant public bathroom in the public area of the concourse level of the Building in accordance with the design standards set forth in Schedule 1 attached hereto.

2. create access from the Building elevators to the Demised Premises in compliance with all applicable Legal Requirements (including specifically the Disabilities Act).

3. construct a demising wall (with dry-wall studs on the inside of said demising wall) in accordance with applicable Legal Requirements separating the Demised Premises from the remainder of the concourse level of the Building.

4. install or designate the Emergency Generator (or a temporary emergency generator) having a capacity of
        40KW.

                                   EXHIBIT "D"

                                LAND DESCRIPTION


All that certain lot, piece or parcel of land, situate, lying and being in the Borough of Manhattan, City, County and State of New York, bounded and described as follows:

     BEGINNING at a point on the northerly side of West 42nd Street, distant 208 feet easterly from the northeasterly corner of 42nd Street and Avenue of the Americas (formerly 6th Avenue);

     RUNNING THENCE easterly along the northerly side of 42nd Street, 234 feet;

     THENCE northerly parallel with Avenue of the Americas, 200 feet 10 inches to the southerly side of 43rd Street;

     THENCE westerly along the southerly side of 43rd Street, 442 feet to the easterly side of Avenue of the Americas;

     THENCE southerly along the easterly side of Avenue of the Americas, 100 feet 5 inches to the center line of the block;

     THENCE easterly parallel with 42nd Street, 208 feet;

     THENCE southerly parallel with Avenue of the Americas, 100 feet 5 inches to the northerly side of 42nd Street, at the point or place of BEGINNING.

                                   EXHIBIT "E"

                             CLEANING SPECIFICATIONS

                                 [See attached.]

                                   EXHIBIT "F"

                              RULES AND REGULATIONS


1. The rights of tenants with respect to the entrances, corridors, elevators and escalators of the Building are limited to ingress to and egress from the tenants' premises for the tenants and their employees, licensees and invitees, and no tenant shall use, or permit the use of, the entrances, corridors, escalators or elevators for any other purpose. All deliveries and shipments of goods and packages shall be through the freight elevators, and not the passenger elevators. No tenant shall invite to the tenant's premises, or permit the visit of, persons in such numbers or under such conditions as to interfere with the use and enjoyment of any of the plazas, entrances, corridors, escalators, elevators and other facilities of the Building by other tenants. Fire exits and stairways are for emergency use only, and they shall not be used for any other purpose by the tenants, their employees, licensees or invitees. No tenant shall encumber or obstruct, or permit the encumbrance or obstruction of any of the lobbies, sidewalks, plazas, entrances, corridors, escalators, elevators, fire exits, stairways or other public portions of the Building. No door mat of any kind whatsoever shall be placed or left in any public hall or outside any entry door of any tenant's premises. Landlord reserves the right to control and operate the public portions of the Building and the public facilities, as well as facilities furnished for the common use of the tenants, in such manner as it deems best for the benefit of the tenants generally.

2. Landlord may refuse admission to the Building to any person not known to the watchman in charge or not having a pass issued by Landlord or not properly identified, and may require all persons admitted to or leaving the Building to register. Tenant's employees, agents and visitors shall be permitted to enter and leave the Building whenever appropriate arrangements have been previously made between Landlord and Tenant with respect thereto. Each tenant shall be responsible for all persons for whom the tenant requests such permission, and shall be liable to Landlord for all acts of such persons. Any person whose presence in the Building at any time shall, in the judgment of Landlord, be prejudicial to the safety, character, reputation or interests of the Building or its tenants may be denied access to the Building or may be ejected therefrom. In case of invasion, riot, public excitement or other commotion, Landlord may prevent all access to the Building during the continuance of the same, by closing the doors or otherwise, for the safety of the tenants and protection of property in the Building. All removals, or the carrying in or out of any safes, freight, furniture, packages, boxes, crates or any other object or matter of any description must take place during such hours and in such elevators as Landlord may determine from time to time. Landlord reserves the right to inspect all objects and matter to be brought into the Building, and to exclude from the Building all objects and matter which violate any of these Rules and Regulations or the lease of which these Rules and Regulations are a part. Landlord may require any person leaving the Building with any package or other object to exhibit a pass from the tenant from whose premises the package or object is being removed, but the establishment and enforcement of such requirement shall not impose any responsibility on Landlord for the protection of any tenant against the removal of property from the premises of the tenant. Landlord shall in no way be liable to any tenant for damages or loss arising from the admission, exclusion or ejection of any person to or from the tenant's premises or the Building under or despite the provisions of this rule. On days and hours other than those during which full elevator service is required to be provided, Landlord may lock all outside Building doors and require use of a night bell to summon a watchman from his other duties in order to gain access.

3. No tenant shall obtain or accept for use in its premises ice, drinking water, food, beverage, towel, barbering, boot blacking, floor polishing, lighting maintenance, cleaning, messenger service or other similar services from any persons not authorized by Landlord in writing to furnish such services, provided always that the charges for such services by persons authorized by Landlord are not excessive. Such services shall be furnished only at such hours, in such places within the tenant's premises and under such regulations as may be fixed by Landlord.

4. No awnings or other projections over or around the windows shall be installed by any tenant, and only such window blinds or drapes as are supplied or permitted by Landlord shall be used in a tenant's premises. No curtains, blinds, shades or screens shall be attached to or hung in, or used in connection with, any window or door of a tenant's premises, without the prior written consent of Landlord. Such curtains, blinds, shades or screens must be of a quality, type, design and color, and attached in the manner, approved by Landlord. No tenant shall place objects on the windowsills which are visible from outside of the Building. No tenant shall darken, cover or permanently close any windows in the tenant's premises.

5. There shall not be used in any space, or in the public halls of the Building, either by a tenant or by jobbers or others, in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires, side guards and such other safeguards as Landlord shall require.

6. All entrance doors in each tenant's premises shall be left locked when the tenant's premises are not in use. Entrance doors shall not be left open at any time unless the tenant, at its expense, has connected a special smoke detector system in compliance with all Legal Requirements and approved by Landlord. Each tenant, before closing and leaving its premises at any time, shall ensure that all lights are turned out. All windows in each tenant's premises shall be kept closed at all times, and all blinds and/or drapes therein above the ground floor shall be lowered and kept drawn when and as reasonably required (because of the position of the sun) during the operation of the Building air-conditioning system to cool or ventilate the tenants' premises. The sashes, sash doors, skylights, windows, and doors that reflect or admit light and air into the halls, passageways or other public places in the Building shall not be covered or obstructed by any tenant, nor shall any bottles, parcels, or other articles be placed on the window sills.

7. No noise, including the playing of any musical instruments, radio or television, which, in the judgment of Landlord, might disturb other tenants in the Building shall be made or permitted by any tenant. No tenant shall throw anything out of the doors, windows or skylights or down the passageways. Nothing shall be done or permitted in any tenant's premises, and nothing shall be brought into or kept in any tenant's premises, which would impair or interfere with any of the Building services or the proper and economic heating, cleaning or other servicing of the Building or the premises, or the use or enjoyment by any other tenant of any other premises, nor shall there be installed by any tenant any ventilating, air-conditioning, electrical or other equipment of any kind which, in the judgment of Landlord, might cause any such impairment or interference. No dangerous, inflammable, combustible or explosive object or material shall be brought into the Building by any tenant or with the permission of any tenant.

8. Tenants shall not permit any cooking within their premises (unless consented to in writing by Landlord), and shall not permit any food odors emanating within their premises to seep into other portions of the Building. In the event that Landlord shall consent to any cooking or installation of kitchen equipment in a tenant's premises, such tenant shall operate its dining room and kitchen equipment, if any, in a manner that will prevent odors and smoke from escaping into areas of the Building outside the premises, and shall, at its expense, (i) install and maintain appropriate filters and grease traps to prevent accumulation of grease in any duct, stack or flue used to exhaust fumes and vapors resulting from such food preparation and to prevent stopping up of the sewerage ejecting system of the Building if any of same are necessary or are required by any governmental authority, (ii) keep all range hoods and ducts therefrom, if any, clean and free of grease at all times so as to avoid fire hazard, and
     (iii) clean out the vertical exhaust flue and duct, if any, at least once a year, or more frequently as conditions require. The discharge of any fumes, vapors and odors, which, by any Legal Requirement, must be discharged into a separate stack or flue, will not be permitted unless such tenant, at its expense, shall provide for such discharge in a proper manner. No tenant shall install vending machines in its premises.

9. No acids, vapors or other materials shall be discharged or permitted to be discharged into the waste lines, vents or flues of the Building which may damage them. The water and wash closets and other plumbing fixtures in or serving any tenant's premises shall not be used for any purpose other than the purpose for which they were designed or constructed, and no sweepings, rubbish, rags, acids or other foreign substances shall be deposited therein. All damages resulting from any misuse of the fixtures shall be borne by the tenant who or whose servants, employees, agents, visitors or licensees, shall have caused the same.

10. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by a tenant on any part of the outside or inside of its premises or the Building without the prior written consent of Landlord. In the event of the violation of the foregoing by a tenant, Landlord may remove the same without any liability, and may charge the expense incurred by such removal to the tenant or tenants violating this rule. Interior signs and lettering on doors shall be inscribed, painted or affixed for each tenant by Landlord at the expense of such tenant, and shall be of a size, color and style acceptable to Landlord. Landlord shall have the right to prohibit any advertising by any tenant which impairs the reputation of the Building or its desirability as a building for offices, and, upon written notice from Landlord, such tenant shall refrain from or discontinue such advertising.

11. No additional locks or bolts of any kind (including locks that are opened by magnetic cards) shall be placed upon any of the doors or windows in any tenant's premises, and no lock on any door therein shall be changed or altered in any respect, unless, in each such case, Landlord shall have been furnished with a key thereto (or the same shall be operable by Landlord's master key for the Building). Duplicate keys for a tenant's premises and toilet rooms shall be procured only from the Landlord, which may make a reasonable charge therefor. Upon the termination of a tenant's lease, all keys to the tenant's premises and toilet rooms shall be delivered to the Landlord, and, in the event of the loss of any keys furnished by Landlord, such tenant shall pay to Landlord the cost thereof.

12. No tenant shall mark, paint, drill into, or in any way deface any part of the Building or the premises demised to such tenant. Nor boring, cutting or stringing of wires shall be permitted, except with the prior written consent of Landlord, and as Landlord may direct. No tenant shall install any resilient tile or similar floor covering in the premises demised to such tenant, except in a manner approved by Landlord. Unless and until Landlord may otherwise direct, no tenant shall lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of its premises, and, if linoleum or other similar floor covering is desired to be used, an interlining of builder's deadening felt shall be first affixed to the floor, by a paste or other material, soluble in water, the use of cement or other similar adhesive material being expressly prohibited.

13. No tenant shall use or occupy, or permit any portion of the premises demised to such tenant to be used or occupied, as an office for a public stenographer or typist, or as a barber or manicure shop or as an employment bureau or for any mail order business. No tenant or occupant shall engage or pay any employees in the Building, except those actually working for such tenant or occupant in the Building, nor advertise for laborers giving an address at the Building. No premises shall be used, or permitted to be used, at any time, as a store for the sale or display of goods, wares or merchandise of any kind, or as a restaurant, shop, booth, bootblack or other stand, or for the conduct of any business or occupation which predominantly involves direct patronage of the general public in the premises demised to such tenant, or for manufacturing or for other similar purposes.

14. The requirements of tenants will be attended to only upon application at the office of the Building. Employees of Landlord shall not perform any work or do anything outside of their regular duties, unless under special instructions from the office of the Landlord.

15. Unless Landlord shall be furnishing electricity to the tenant's premises, each tenant shall, at its expense, provide artificial light and electricity in the premises demised to such tenant for Landlord's agents, contractors and employees while performing janitorial or other cleaning services and making repairs or alterations in said premises.

16. Tenants' employees shall not loiter around the hallways, stairways, elevators, front, roof or any other part of the Building used in common by the occupants thereof. No tenant shall allow its premises to be used for lodging or sleeping, or for any immoral or illegal purposes. No bicycles, vehicles, animals, fish or birds of any kind shall be brought into or kept in or about any tenant's premises, except that the foregoing shall not be deemed to prohibit handicapped employees or visitors of tenants from being accompanied in the Building by a seeing-eye or hearing-aid dog. Canvassing, soliciting and peddling in the Building are prohibited, and each tenant shall cooperate to prevent the same.

17. If the premises demised to any tenant become infested with vermin, such tenant, at its own cost and expense, shall cause its premises to be exterminated, from time to time, to the satisfaction of Landlord, and shall employ such exterminators therefor as shall be approved by Landlord. Landlord reserves the right to require that the exterminators generally employed in the Building be employed, so long as their charges are reasonable.

18. Any cuspidors or similar containers or receptacles used in any tenant's premises shall be cared for and cleaned by and at the expense of the tenant. No showcases or other articles shall be put in front of or affixed to any part of the exterior of the Building, nor placed in the halls, corridors or vestibules. If a tenant's premises shall be an entire floor, the elevator lobby in the premises shall be kept neat, orderly and fresh in appearance to Landlord's satisfaction.

19. No tenant shall place a load upon any floor of its premises which exceeds the load per square foot which such floor was designed to carry and which is allowed by law. Landlord reserves the right to prescribe the weight and position of all safes, files, paper and book storage facilities, business machines and heavy equipment and installations.

20. Business machines and mechanical equipment of any tenant which cause noise, vibration or any other nuisance that may be transmitted to the structure or other portions of the Building or to premises, to such a degree as to be objectionable to Landlord or which interfere with the use or enjoyment by other tenants of their premises or the public portions of the Building, shall be placed and maintained by such tenant at such tenant's own cost and expense, in settings of cork, rubber or spring type vibration eliminators sufficient to eliminate noise or vibration to the satisfaction of Landlord.

21. If the Building shall contain a Building directory, then Landlord will, at the request of a tenant, maintain listings on the Building directory of the name of such tenant and, in the sole discretion of Landlord, of any other person, firm, association or corporation lawfully in possession of the premises or any part thereof. The listing of any name other than that of a tenant, whether on the doors of the premises, on the Building directory, or otherwise, shall not operate to vest any right or interest in such tenant's lease or in the premises or be deemed to be the written consent of Landlord required pursuant to such tenant's lease, it being expressly understood that any such listing is a privilege extended by Landlord revocable at will by written notice to such tenant.

22. No tenant shall move any safe, heavy equipment or bulky matter in or out of the Building without Landlord's written consent. If the movement of such items requires special handling, the tenant shall employ only persons holding a Master Rigger's License to do said work, and all such work shall be done in full compliance with the Administrative Code of the City of New York and other municipal requirements. All such movements shall be made during hours which will least interfere with the normal operations of the Building, and all damage caused by such movement shall be promptly repaired by such tenant at such tenant's expense.

23. All moving, shipping and receiving of a tenant's property shall be through the freight elevator only, and at such times and in such a manner as Landlord shall designate for the proper operation of the Building. If a tenant's use of such elevator is after regular business hours, or in such a manner that requires the supervision of Landlord's employees (of which fact Landlord shall be the sole judge), such tenant shall pay to Landlord the cost of furnishing such after-hour service and/or supervision. All bulk deliveries shall be made during non-business hours, at the tenant's cost.

24. Any entrance door or doors leading from a tenant's premises into the public corridor shall be repaired and/or maintained by such tenant, at such tenant's own cost and expense, including, without limitation, repair and maintenance of the enframement and mechanisms of said door(s), whether such repair or maintenance is caused by any damage by such tenant, its employees, workmen or contractors, by ordinary wear and tear or otherwise.

25. Landlord reserves the right to rescind, alter or waive any rule or regulation at any time prescribed for the Building when Landlord deems it necessary or desirable for the reputation, safety, care of appearance of the Building, or the preservation of good order therein, or the operation or maintenance of the Building or the equipment thereof, or the comfort of tenants or others in the Building. No rescission, alteration or waiver of any rule or regulation in favor of one tenant shall operate as a rescission, alteration or waiver in favor of any other tenant.

                                   EXHIBIT "G"

                              LETTER OF CREDIT FORM


NO.___________   Date ____________  Irrevocable Letter of Credit #_____________

BENEFICIARY
1114 TrizecHahn-Swig, L.L.C.
c/o TrizecHahn Office Properties Inc.
1411 Broadway
New York, New York  10018
Attention:  General Manager


Dear Sir(s),

We hereby authorize you to value on ___________________________ New York, N.Y.

For the account of ____________________  up to the aggregate amount of $_______.

The funds represented by this letter of credit are available by your drafts at sight drawn on ________________________________.

This Letter of Credit may be transferred to any transferee of the interest of the landlord under the lease dated as of ___________________, between 1114 TrizecHahn-Swig, L.L.C., as landlord, and New Horizons Computer Learning Centers, Inc., as tenant.

It is a condition of this Letter of Credit that it shall be deemed to be automatically extended for a period of one year from the present or any future expiration date, unless we shall notify you by written notice given by registered mail at least 60 days prior to such expiration date that we elect not to renew it for such additional period, in which case you shall have the right to draw on us the full amount of this Letter of Credit by your sight draft, accompanied by your signed written statement that you are drawing under Letter of Credit #_______________ because you have received notice of non-renewal from us, and the accountee is still obligated to you under the above-referenced lease.

Partial draws are permitted under this Letter of Credit.

All drafts drawn under this Letter of Credit must bear on their face the clause "Drawn under Letter of Credit/# _________________".

Except so far as otherwise expressly stated, this Letter of Credit is subject to the Uniform Customs and Practice for Documentary
Credits (1993 Revision) International Chamber of Commerce, Publication No 500.

                                   EXHIBIT "H"

                              APPROVED CONTRACTORS

                                 [See attached.]

                                   EXHIBIT "I"

                          BUILDING UNIT SPECIFICATIONS

                                 [See attached.]

                                   EXHIBIT "J'

             SUBORDINATION, NON-DISTURBANCE AND ATTORNMENT AGREEMENT

                                 [See attached.]

                                   EXHIBIT "K"

                              CONCOURSE LEVEL SPACE

                                 [See attached.]

                                   EXHIBIT "L"

                                 ELEVATOR SHAFT

                                 [See attached.]

                                  EXHIBIT "M-1"

                              GROUND FLOOR PREMISES

                                 [See attached.]

                                  EXHIBIT "M-2"

                          ADDITIONAL CONCOURSE PREMISES

                                 [See attached.]

                                   EXHIBIT "N"

                              SUPPLEMENTAL PREMISES

                                 [See attached.]