Form 10-Q
period 2000-09-30
NEW HORIZONS WORLDWIDE INC
filed 2000-11-14
CIK 850414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from    Not Applicable   to
                                   --------------        --------------

 Commission File Number                                0-17840

                          NEW HORIZONS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                              22-2941704
---------------------------------                          ------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                1231 East Dyer Road, Santa Ana, California 92705
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 432-7600
              (Registrant's telephone number, including area code)
          _____________________________________________________________

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


Number of shares of common stock outstanding at September 30, 2000: 9,898,038

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                    September 30, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                           September    December
                                                            30, 2000    31, 1999
                                                          (unaudited)
                                                          -----------   --------
Assets
------
Current assets:
     Cash and cash equivalents ...........................   $  4,123   $  2,868
     Accounts receivable, less allowance for doubtful
         accounts of $724 in 2000 and $943 in 1999 .......     21,175     20,991
     Inventories .........................................      1,459      1,226
     Prepaid expenses ....................................      1,690      1,438
     Deferred income tax assets ..........................      2,526      2,526
     Other current assets ................................        655        791
                                                             --------   --------
         Total current assets ............................     31,628     29,840

Property, plant and equipment, net .......................     15,156     14,797

Excess of cost over net assets of acquired companies,
     net of accumulated amortization of $5,154 in 2000
     and $3,420 in 1999 ..................................     63,934     55,718

Cash surrender value of life insurance ...................      1,070      1,070

Other assets .............................................      4,595      3,659
                                                             --------   --------
Total Assets .............................................   $116,383   $105,084
                                                             ========   ========

      See accompanying notes to condensed consolidated financial statements

                      Condensed Consolidated Balance Sheets

                  New Horizons Worldwide, Inc. and Subsidiaries

                    September 30, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                           September    December
                                                            30, 2000    31, 1999
                                                          (unaudited)
                                                          -----------   --------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Current portion of long-term obligations ............   $    106  $    189
     Accounts payable ....................................      4,888     2,155
     Income taxes payable ................................        486       918
     Accounts payable to franchises ......................      5,130     3,882
     Other current liabilities ...........................     17,870    16,686
                                                             --------  --------
         Total current liabilities .......................     28,480    23,830

Long-term obligations, excluding current portion .........       --       6,730
Deferred income tax liability ............................        835       835
Deferred rent ............................................        839       885
Other long-term liabilities ..............................         39       127
                                                             --------- --------
         Total liabilities ...............................     30,193    32,407
                                                             --------  --------

Stockholders' equity:
     Preferred stock without par value, 2,000,000
        shares authorized, no shares issued ..............       --       --
     Common stock, $.01 par value, 15,000,000 shares
        authorized; issued and outstanding 10,083,038
        shares in 2000 and 9,788,583 shares in 1999 ......        101        97
     Additional paid-in capital ..........................     41,982    37,098
     Retained earnings ...................................     45,405    36,780
     Treasury stock at cost - 185,000 shares in 2000 and
        1999 .............................................     (1,298)   (1,298)
                                                             --------  --------
         Total stockholders' equity ......................     86,190    72,677
                                                             --------  --------

Total Liabilities & Stockholders' Equity .................   $116,383  $105,084
                                                             ========  ========

      See accompanying notes to condensed consolidated financial statements

                  Condensed Consolidated Statements of Earnings

                  New Horizons Worldwide, Inc. and Subsidiaries

      Three and Nine Months ended September 30, 2000 and September 30, 1999
                                   (unaudited)
                (Dollars in thousands except Earnings Per Share)

                                       Three Months Ended    Nine Months Ended
                                      --------------------  --------------------
                                      September  September  September  September
                                       30,2000    30, 1999   30, 2000   30, 1999
                                      --------   ---------  ---------  ---------

Revenues
   Franchising
        Franchise fees ............    $    813   $    810   $  1,682   $  1,879
        Royalties .................       6,166      5,120     17,611     14,756
        Other .....................       1,627        670      4,114      1,987
                                       --------   --------   --------   --------
        Total franchising revenues .      8,606      6,600     23,407     18,622

   Company-owned training centers .      27,364     23,981     83,237     61,961
                                       --------   --------   --------   --------
        Total revenues ............      35,970     30,581    106,644     80,583

Cost of revenues ..................      16,397     13,184     48,834     35,445

Selling, general and
   administrative expenses ........      15,040     12,685     43,466     34,094
                                       --------   --------   --------   --------
Operating income ..................       4,533      4,712     14,344     11,044

Investment income, net ............          54         60         31        393
                                       --------   --------   --------   --------
Income before income taxes ........       4,587      4,772     14,375     11,437

Provision for income taxes ........       1,835      1,761      5,750      4,333
                                       --------   --------   --------   --------
Net income ........................    $  2,752   $  3,011   $  8,625   $  7,104
                                       ========   ========   ========   ========

Basic Earnings Per Share ..........    $   0.28   $   0.32   $   0.89   $   0.75
                                       ========   ========   ========   ========

Diluted Earnings Per Share ........    $   0.26   $   0.30   $   0.84   $   0.71
                                       ========   ========   ========   ========

      See accompanying notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows

                  New Horizons Worldwide, Inc. and Subsidiaries

           Nine Months ended September 30, 2000 and September 30, 1999
                                   (unaudited)
                             (Dollars in thousands)

                                                        Nine Months  Nine Months
                                                           Ended        Ended
                                                         September    September
                                                         30, 2000      30,1999
                                                        -----------  -----------
Cash flows from operating activities
------------------------------------
Net income .............................................   $  8,625    $  7,104
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .....................      5,696       4,270
     Deferred compensation .............................       --           103
     Cash provided (used) from the change in:
         Accounts receivable ...........................       (184)     (3,876)
         Inventories ...................................       (233)       (213)
         Prepaid expenses and other current assets .....       (116)       (174)
         Other assets ..................................       (936)       (383)
         Accounts payable ..............................      2,733        (405)
         Other current liabilities .....................      2,432       1,100
         Income taxes payable ..........................         94         544
         Deferred rent .................................        (46)        (29)
                                                           --------    --------
              Net cash provided  by operating activities     18,065       8,041
                                                           --------    --------

Cash flows from investing activities
------------------------------------
     Purchase of marketable securities .................       --        (4,148)
     Redemption of marketable securities ...............       --        19,274
     Cash surrender value of life insurance  ...........       --          (428)
     Additions to property, plant and equipment ........     (4,320)     (5,565)
     Cash paid for acquired companies, net of cash
          acquired .....................................       --       (26,035)
     Cash paid for previous acquisitions (Note 3) ......     (7,099)     (1,877)
                                                           --------    --------
         Net cash used by investing activities .........    (11,419)    (18,779)
                                                           --------    --------

Cash flows from financing activities
------------------------------------
     Proceeds from issuance of common stock ............      1,510          22
     Proceeds from debt obligations ....................      4,479      13,056
     Principal payments on debt obligations ............    (11,380)     (4,886)
                                                           --------    --------
         Net cash (used) provided by financing activities    (5,391)      8,192
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...      1,255      (2,546)

Cash and cash equivalents at beginning of period .......      2,868       6,873
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  4,123    $  4,327
                                                           ========    ========

Supplemental disclosure of cash flow information
------------------------------------------------
     Cash was paid for:
         Interest ......................................   $    216    $     64
                                                           ========    ========
         Income taxes ..................................   $  4,354    $  3,355
                                                           ========    ========

      See accompanying notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows
                  New Horizons Worldwide, Inc. and Subsidiaries
           Nine Months ended September 30, 2000 and September 30, 1999
                                   (unaudited)
                             (Dollars in thousands)


      Supplemental Disclosure of Noncash Transactions

                                                        Nine Months  Nine Months
                                                           Ended        Ended
                                                         September    September
                                                         30, 2000      30,1999
                                                        -----------  -----------
Noncash investing and financing activities:

      Income tax benefit from exercise of stock
           options and warrants ......................  $       526  $         8
                                                        ===========  ===========


During the nine months ended September 30, 2000, the Company issued 145,455 shares of common stock with a value of $2,850 at the date of issuance as additional consideration for previous acquisitions.

During the nine months ended September 30, 1999, the Company issued 222,369 shares of common stock with a value of $3,665 at the date of issuance for the acquisition of the Albuquerque, New Mexico, Charlotte, North Carolina, San Antonio, Texas, and Denver, Colorado franchises and as additional consideration for a previous acquisition.

              Notes to Condensed Consolidated Financial Statements

                  New Horizons Worldwide, Inc. and Subsidiaries

       For the Nine Months ended September 30, 2000 and September 30, 1999
                                   (unaudited)
                (Dollars in thousands except Earnings Per Share)

Note 1 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999.

Note 2    Certain   items  on   the   1999   financial   statements   have  been
          reclassified to conform to the 2000 presentation.

Note 3 During the nine months ended September 30, 2000, the Company granted additional consideration for previous acquisitions of $7,386 in cash and issued 145,455 shares of the Company's stock due to the acquired centers meeting certain performance targets.

Note 4 Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The Company's comprehensive income for the nine months ended September 30, 2000 and 1999 is presented below:

                                                        Nine Months  Nine Months
                                                           Ended        Ended
                                                         September    September
                                                         30, 2000      30,1999
                                                        -----------  -----------
Net income ...........................................  $     8,625  $     7,104

Other comprehensive income, net of tax:
     Unrealized holding gains/(losses) on available
       for sale securities arising during the year ...         --             78
                                                        -----------  -----------
Comprehensive income .................................  $     8,625  $     7,182
                                                        ===========  ===========


Note 5    The  Company  operates  in  two   business  segments  -  company-owned
          training  centers  and  franchising   operations.   The  company-owned
          training  centers  segment  operates  wholly-owned  computer  training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue such as from Nova Vista and the Corporate Education Solutions program. The two segments are identified on the basis of the source of revenues and the services offered. Informationon the Company's segments is as follows:

                                                                   Company-owned                       Executive
                                                                      Centers         Franchising        Office         Consolidated
                                                                   -------------      -----------      ----------       ------------

For the nine months ended September 30, 2000
--------------------------------------------
Revenues from external ........................................      $    83,237      $    23,407      $      --        $    106,644
  customers
Depreciation and
  amortization expense ........................................            5,066              630             --               5,696
Income tax expense ............................................            2,468            3,282             --               5,750
Net income ....................................................            3,505            5,120             --               8,625

Total assets ..................................................           91,340           19,059            5,984           116,383
Capital expenditures ..........................................            3,606              714             --               4,320


For the nine months ended September 30, 1999
--------------------------------------------
Revenues from external ........................................      $    61,961      $    18,622      $      --         $    80,583
  customers
Depreciation and ..............................................            3,630              640             --               4,270
  amortization expense
Income tax expense ............................................            2,385            1,948             --               4,333
Net income ....................................................            3,978            3,126             --               7,104

Total assets ..................................................           87,845           19,599            4,661           112,105
Capital expenditures ..........................................            3,726            1,854              (15)            5,565


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


                                  Three Months Ended        Nine Months Ended
                               -----------------------   -----------------------
                                September    September    September    September
                                30, 2000     30, 1999     30, 2000     30, 1999
                               ----------   ----------   ----------   ----------
                 Basic EPS      9,853,413    9,545,314    9,738,592    9,495,210

                 Diluted EPS   10,571,980   10,135,133   10,328,378   10,044,267

          The difference between the shares used for calculating Basic EPS and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

Note 7 On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2001. The Company believes that the implementation of SAB 101 will not have a material impact on the financial statements.

          In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modification to the terms of previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

                          PART I. FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

General
-------
The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad.

Corporate revenues are defined as revenues from company-owned training centers and franchising operations. System-wide revenues are comprised of total revenues from all centers, both company-owned and franchised. System-wide revenues are used to gauge the growth rate of the entire New Horizons training network.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, its product procurement company, and revenue earned from Corporate Education Solutions, a program to service large corporate customers. Cost of revenues consists primarily of costs associated with courseware development and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, Corporate Education Solutions support, advertising expenses, and franchise sales expenses.

Revenues
--------
Revenues increased $5,389 or 17.6% to $35,970 for the third quarter of 2000 and increased $26,061 or 32.3% for the first nine months of 2000 compared to the same periods in 1999. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Denver franchise in September 1999, revenue increases at franchises open more for than twelve months, and additional franchises added to the system. System-wide revenues for the third quarter were $135,768, up 19.8% from $113,310 for the same period in 1999. For the first nine months of 2000, system-wide revenues grew 21.4% to $395,282 from $325,656 for the first nine months of 1999. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 13.0% in the third quarter of 2000 and 16.3% in the first nine months of 2000 compared to the same periods in 1999. .

Cost of Revenues
----------------
Cost of revenues increased $3,213 or 24.4% for the third quarter of 2000 and increased $13,389 or 37.8% for the first nine months of 2000 compared to the same periods in 1999. As a percentage of revenues, cost of revenues increased to 45.6% in the third quarter of 2000 from 43.1% and increased to 45.8% for the first nine months of 2000 from 44.0% compared to the same periods in 1999. The increase in the cost of revenues in absolute dollars was a result of the increase in revenues for the third quarter and the first nine months of 2000 as discussed above and higher training, facilities and depreciation expenses in and associated with the acquisition of the Denver franchise in September 1999. The increase in cost of revenues as a percentage of revenues in the third quarter was due primarily to expenses remaining at a similar level compared to prior quarters in which revenue was higher. The increase in cost of revenues as a percentage of revenues in the first nine months of 2000 was a result of the increase in company-owned center revenue as a percentage of total revenue. The franchising segment operates at a higher gross margin than the company-owned segment.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $2,355 or 18.6% for the third quarter of 2000 and increased $9,372 or 27.5% for the first nine months of 2000 compared to the same periods in 1999. As a percentage of revenues, selling, general and administrative expenses increased to 41.8% for the third quarter and decreased to 40.8% for the first nine months of 2000 from 41.5% and 42.3%, respectively, for the same periods in 1999. The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, and the inclusion of the Denver franchise for the full periods in 2000. The increase in selling, general and administrative expenses as a percentage of revenues in the third quarter was the result of expenses remaining at a similar level compared to prior quarters in which revenue was higher. The decrease in selling, general and administrative expenses as a percentage of revenues for the first nine months of 2000 was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

Investment Income, Net
----------------------
Investment income decreased $43 or 28.9% for the third quarter of 2000 and decreased $204 or 37.5% for the first nine months of 2000 compared to the same periods in 1999. As a percentage of revenues, investment income decreased to 0.3% for the third quarter and the first nine months of 2000 compared to 0.5% and 0.7% for the same periods in 1999, respectively. The decrease in investment income in absolute dollars was due mainly to payments made to reduce the outstanding borrowings against the line of credit.

Interest expense decreased $37 or 41.6% for the third quarter of 2000 and increased $158 or 105% for the first nine months of 2000 compared to the same periods in 1999. The higher interest expense for the first nine months of 2000 was due mainly to higher outstanding borrowings compared to the corresponding period in 1999.

Income Taxes
------------
The Company's effective tax rate was 40% for the third quarter and first nine months of 2000.

Liquidity and Capital Resources
-------------------------------
As of September 30, 2000, the Company's working capital was $3,148 and its cash and cash equivalents totaled $4,123. Working capital as of September 30, 2000 reflected a decrease of $2,862 or 47.6% from $6,010 as of December 31, 1999.

The Company currently maintains a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements, at an interest rate equal to the bank's prime rate, 9.5% at September 30, 2000, less 0.5%. No borrowings are currently outstanding under this credit facility. As of September 30, 2000, the Company had $20 million and $5 million available for borrowing under the acquisition and short-term financing portions of the credit facility, respectively.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first nine months of 2000 the Company spent approximately $4,320 on capital items. Capital expenditures for 2000 are expected to total approximately $6,000.

In 2001 the Company expects to implement two major initiatives: an integrated software package to be known as the Center Management System, which will integrate many of the functions used to operate a training center, such as course scheduling and registration; and e-Learning and e-Commerce capabilities, which will provide instruction and other e-Commerce offerings to New Horizons customers over the Internet. The capital expenditures for these projects are currently estimated at $5,500 and may be partially funded by the Company's franchisees.

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

The Company's primary interest rate risk exposure results from floating rate debt on its line of credit. At September 30, 2000, the Company did not have any outstanding floating rate debt.

The Company's revenue derived from international operations is paid by its franchisees in United States dollars. Accordingly, the foreign currency exchange rate fluctuation is not material.

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

On January 6, 2000, the Company issued 3,855 shares of the Company's common stock as additional consideration for a previously acquired franchise as certain performance targets were achieved. The average price of the Company's stock seven days before and after the date of the transaction was $11.83 per share of common stock. Thus, the aggregate value of the 3,855 shares of common stock on the date of the transaction was $46.

On May 16, 2000, the Company issued 29,122 shares of the Company's common stock as additional consideration for a previously acquired franchise as certain performance targets were achieved. The average price of the company's stock seven days before and after the date of the transaction was $16.88 per share of common stock. Thus, the aggregate value of the 29,122 shares of common stock on the date of transaction was $491.

On June 14, 2000, the Company issued 41,834 shares of the Company's common stock as additional consideration for a previously acquired franchise as certain performance targets were achieved. The average price of the company's stock seven days before and after the date of the transaction was $17.35 per share of common stock. Thus, the aggregate value of the 41,834 shares of common stock on the date of transaction was $725.

On July 25, 2000, the Company issued 70,644 shares of the Company's common stock as additional consideration for a previously acquired franchise as certain performance targets were achieved. The average price of the Company's stock seven days before and after the date of the transaction was $22.48 per share of common stock. Thus, the aggregate value of the 70,644 shares of the common stock on the date of transaction was $1,588.

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


                                             NEW HORIZONS WORLDWIDE, INC.
                                             (Registrant)


Date:    November 14, 2000              By:  /s/
                                             -----------------------------
                                             Robert S. McMillan
                                             NEW HORIZONS WORLDWIDE, INC.
                                             Chief Financial Officer