Form 10-K
period 2000-12-31
NEW HORIZONS WORLDWIDE INC
filed 2001-03-30
CIK 850414

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           Not Applicable           to ________________________

Commission file number           0-17840

NEW HORIZONS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-2941704
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1231 East Dyer Road, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(714) 432-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Not Applicable	Not Applicable

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
  Yes       X       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 23, 2001 was approximately $110,541,102 computed on the basis of the last reported sales price per share ($15.50) of such stock on The Nasdaq Stock Market.

The number of shares of the Registrant’s Common Stock outstanding as of March 23, 2001 was 9,960,397.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated by Reference
Part III (Items 10, 11, 12 and 13)	Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 8, 2001

NEW HORIZONS WORLDWIDE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10K

PART I

Item 1.	Business	1
	General	1
	Information Technology Education and Training Market	2
	New Horizons Business Model	2
	Company-Owned Training Centers	3
	Franchising	3
	Customers	6
	Sales and Marketing	6
	Training Authorizations	7
	Competition	7
	Information About Forward-Looking Statements	8
	Regulations	8
	Insurance	8
	Trademarks	9
	Employees	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II
Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters	10
Item 6.	Selected Consolidated Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
PART III
Item 10.	Directors and Executive Officers of the Registrant	19
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management	20
Item 13.	Certain Relationships and Related Transactions	20
PART IV
Item 14.	Exhibits and Reports on Form 8-K	21
	SIGNATURES	22

PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed throughout this document and under the caption “Information About Forward-Looking Statements.”

New Horizons Worldwide, Inc., (the “Company” or “New Horizons”) formerly Handex Corporation, through various subsidiaries, both owns and franchises computer training centers. The Company sold its environmental business segment and changed its name to New Horizons in late 1996, in order to concentrate its resources on the technology training market. The Company’s common stock trades on The Nasdaq Stock Market under the symbol “NEWH”.

GENERAL

New Horizons’ 2000 system-wide revenues of $530 million makes it the largest independent provider in the fragmented PC software applications and technical certification training industry. Through various subsidiaries, the Company both owns and franchises computer training centers. Through these training centers the Company offers a variety of flexible training choices including instructor-led training, Internet-based training, often referred to as eLearning, computer-based training via CD-ROM, computer labs, certification exam preparation tools, and 24-hours, seven-days-a-week, free help desk support. The goal of the training is to deliver to the student information and skills which have immediate and practical value in the workplace.

The New Horizons worldwide network delivered over 2.8 million student-days of information technology training in 2000, generating system-wide revenues, which include both the results of company-owned and franchised operations, of $530 million, up 21.8% from $435 million in 1999. The network has over 2000 classrooms, 2,700 instructors and 2,100 account executives.

New Horizons specializes in instructor-led training which is the industry’s dominant delivery method for information technology training. The Company has become a leader in the industry by developing the processes for delivering quality training for the largest technology training segments: PC software applications and technical certification training. The network’s training centers offer a broad range of courses for several of the major software vendors, including Microsoft, Novell, Lotus, Cisco, Linux, Adobe, Aldus, Apple Computer, Corel, Symantec, Sun Microsystems, and Unix. New Horizons has the largest network of Microsoft Certified Technical Education Centers and Novell Authorized Education Centers in the world. Additionally, with certification testing becoming increasingly important, New Horizons also has established the largest number of Authorized Prometric Testing Centers in the world. Classes can be held at New Horizons locations or on-site at the client’s facility. Curriculum can be tailored to the client’s specific needs. The Company can also provide training and courseware for the customer’s proprietary software. Additionally, using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of computer-based products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997. The Company also has a reseller agreement with a company that has an extensive offering of computer-based training courses that will prepare customers for certification exams.

New Horizons owns and operates 26 computer training facilities located in Santa Ana, Burbank, Los Angeles, Long Beach, Sacramento, Stockton, Modesto and Redding, California; Albuquerque, New Mexico; Charlotte, North Carolina; San Antonio, Texas; and Denver, Englewood, Broomfield, Loveland and Colorado Springs, Colorado; two in Chicago, Illinois; Cleveland and Akron, Ohio; two in New York City, New York; Memphis, Jackson and Nashville, Tennessee; and Hartford, Connecticut. On January 31, 2001, the Company also purchased the business conducted by its franchisee in Indianapolis, Indiana.

As of December 31, 2000, the Company’s franchisees operated 138 locations in the United States and Canada and 116 locations in 42 other countries around the world. An additional 25 franchises had been sold as of that date and are scheduled for future openings.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1231 East Dyer Road, Suite 140, Santa Ana, California 92705. The Company maintains a website at http://www.newhorizons.com.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

The rapidly growing role of information technology in business organizations and the emergence of the Internet are creating significant and increasing demand for information technology training. A 2000 International Data Corporation (“IDC”) study estimated that in 1999 the worldwide market for information technology education and training was about $19.4 billion and is expected to grow at a pace of 12% per year to over $34 billion in the year 2004.

The growing need for technology training is driven by several developments including: (i) increased use of computers in the workplace requiring employees to acquire and apply information technology skills; (ii) rapid and complex technological changes in operating systems, new software development, and technical training; (iii) continuing emphasis by industry on productivity, increasing the number of functions being automated throughout organizations; (iv) greater focus by organizations on core competencies with a shifting emphasis to outsourcing of non-core activities; (v) corporate downsizing requiring remaining personnel to develop a greater variety of skills; (vi) increasing interest in information technology certification from both a company’s and an employee’s perspective; and (vii) development of the Internet.

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

Organizations are searching out and selecting outside technology training services that can provide the following: (i) cost effective delivery of high quality instruction; (ii) qualified, technically expert instructors; (iii) flexibility to deliver a consistent training product at geographically dispersed facilities; (iv) ability to tailor the training products to specific customers’ needs; (v) definitive, current courseware; (vi) testing and certification of technical competency; (vii) effective training methods delivering knowledge and skills with immediate practical value in the workplace; (viii) a depth and breadth of curriculum; and (ix) flexible and convenient scheduling of classes.

Instructor-led classroom training is the dominant delivery method for technology training in the U.S. with 71% of the information technology education market according to the 2000 IDC report. IDC projects that instructor-led training will continue to maintain a significant share of the market because trainees value the personalized attention, interaction with classmates and instructors, and insulation from workplace interruptions. While IDC projects instructor-led training will continue to be the leading delivery method in the market through 2002, the role of technology-based training, primarily consisting of eLearning and computer-based training, is gaining greater acceptance. IDC estimates that technology-based training will have 51% of the information technology education market by 2004 while instructor-led classroom training will have 40%.

THE NEW HORIZONS BUSINESS MODEL

New Horizons’ company-owned and franchised operations both provide an instructor-led training delivery system to customers that is executed by certified employee instructors primarily in fully equipped classrooms maintained by New Horizons or its franchises. Approximately 10% of classes are given on site at the customer’s location. New Horizons often supplies the computer hardware for these on-site classes.

Curriculum is centered on technical certification programs (approximately 54%) and software applications (approximately 46%). Classes are concise, generally ranging from one to five days, and are designed to be intensive skill-building experiences. The Company offers a broad array of information technology courses covering the most popular software applications and technical certification programs. The Company also provides customized training for customers’ proprietary software applications. The Company believes it offers more classes more often than any other company in the industry.

In addition to certified instructors and broad curriculum, the New Horizons business model is designed to provide its customers significant training value by featuring: (i) guaranteed training through the Company’s free, six-month repeat privileges; (ii) skills assessment for both standard or proprietary software; (iii) professional certification training; (iv) the largest network of authorized training centers in the industry; (v) free, 24 hours-a-day, seven-days-a-week help desk service for a full sixty-day period after a class has been completed; (vi) on-site training at customers’ facilities; (vii) customized courseware from a library of over 1,400 titles in 14 languages; (viii) club memberships providing a series of classes for one platform at one low price; (ix) flexible scheduling including evening and weekend classes; (x) the CES program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; and (xi) its integrated eLearning program which allows customers to integrate the delivery methodology between instructor-led training and technology-based training.

Realizing the impact of the Internet and growing customer demand for eLearning, New Horizons is introducing an Internet learning program consisting of two components: New Horizons Online LIVE Learning and New Horizons Online Learning. Online LIVE Learning is synchronous, interactive “classrooms on the Web” featuring instructor-facilitated classes delivered over the Internet. Online Learning is asynchronous instruction, identical in content to our classroom instruction, but self-paced and available to those students who prefer a more independent learning method.

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, the buyback of franchises in certain markets, and revenue growth from the existing training centers. Revenues at locations open more than twelve months grew approximately 17%, up from 15% in 1999. The Company believes a mix of franchised and company-owned centers will enable it to combine the accelerated expansion opportunities provided by franchising while maintaining ownership of a significant number of training centers. The Company plans to continue to grow through (i) improvement of revenues and profits at both current company-owned and franchised operating locations; (ii) the sale of additional franchises; (iii) the selective buyback of existing franchises in the United States which have demonstrated the ability to achieve above average profitability while increasing market share, and (iv) the potential acquisition of companies in similar or complementary businesses.

Company-Owned Training Centers

At the end of 2000 the Company owned and operated 26 training centers that generated $111.3 million in revenue up from $86.5 million in 1999. No new locations were acquired or opened in 2000 and the locations open at the end of 2000 were as follows:

California	Connecticut	Illinois	Colorado	Ohio	Tennessee
Santa Ana	Hartford	Chicago	Denver	Cleveland	Memphis
Los Angeles		Rosemont	Englewood	Akron	Nashville
Burbank			Broomfield		Jackson
Long Beach			Colorado Springs
Sacramento			Loveland
Stockton
Modesto
Redding

New Mexico	North Carolina	Texas	New York
Albuquerque	Charlotte	San Antonio	New York City(2)

The acquisitions were a result of the Company’s strategy to acquire well performing franchises in select United States markets. The selling shareholders, other than the former owners of the Albuquerque, Sacramento and Stockton franchises, have continued to manage the acquired training centers, and will receive additional consideration if certain performance criteria are met. The acquisitions have been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. On January 31, 2001 the Company also purchased the business conducted by its franchisee in Indianapolis, Indiana.

Franchising

At the end of 2000 the Company supported a worldwide network of independent franchises which provide information technology training at 254 locations in 44 countries. There were an additional 25 franchised locations which had been sold and which are scheduled to open at various times during 2001. The franchisee is given a non-exclusive license and franchise to participate in and use the business model and sales system developed and refined by the Company. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 194 franchised locations operating at the end of 1998; 204 at the end of 1999; and 254 at the end of 2000, of which 138 were in the United States and Canada and 116 were abroad.

The offer and sale of franchises are subject to regulation by the United States Federal Trade Commission and certain foreign countries. There also exist numerous state laws that regulate the offer and sale of franchises and business opportunities, as well as the ongoing relationship between franchisors and franchisees, including the termination, transfer, and renewal of franchise rights. The failure to comply with these laws could adversely affect the Company’s operations.

New Horizons estimates the initial investment required to acquire and start a franchise operation, including the initial franchise fee, ranges from approximately $250,000 to $450,000.

United States and Canada

Franchise Fees

A franchisee in the United States and Canada is charged an initial franchise fee and ongoing monthly royalties, which become effective a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory granted as defined in the Franchise Agreement. In the United States and Canada, the size of a territory is measured by the number of personal computers (“PC’s”) in the territory. The initial franchise fee for a start-up center for a Type 1 territory (150,000 or more PC’s) is $75,000; for a Type 2 territory (75,000 to 149,999 PC’s) is $50,000; and a Type 3 territory (50,000 to 75,000 PC’s) is $25,000. Entrepreneurs converting an existing training center to a New Horizons center receive a 20% reduction in the initial fee as a conversion allowance. Based on information furnished by IDC concerning the number of PC’s in various geographic areas, as of December 31, 2000, the Company has identified 25 Type 1 territories, 23 Type 2 territories, and 16 Type 3 territories as the remaining territories currently available for sale as franchises in the United States and Canada.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a “limited exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons Computer Learning Center provided the franchisee operates in compliance with the terms of its franchise agreement. The geographic boundaries of a territory are typically determined by United States Postal Service zip codes. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center.

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

Franchise Agreement

The Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. The franchise is exclusive within the specific defined territory and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement and for one year after termination of the franchise within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

International

Franchise Fees

Initial franchisee fees and territories for international franchises are market/country specific. While the Company does have some unit franchises internationally, the Company has predominantly entered into Master Franchise Agreements providing franchisees with the right to award subfranchises to other parties within a particular region. The Master Franchisee pays an initial master franchise fee that is based upon the expected number of subfranchises to be sold. The master franchise fee is then earned ratably over the opening of the subfranchises. Under the terms of these Master Franchise Agreements, the franchisee commits to open or cause to be opened a specified number of locations within a specified time frame. The Master Franchisee is responsible for the pre-opening and ongoing support of the subfranchises. The Company shares with the Master Franchisee in the proceeds of subsequent sales of individual franchises and also receives a percentage of the royalties received by the Master Franchisee. In 2000 the Company entered into Master Franchise Agreements for the development of China, Ecuador, Israel, and Central America. Approximately 18% of the Company’s system-wide revenues were generated by international locations in 2000. In addition to those markets currently served by its franchisees, the Company has identified over 90 additional international markets that may support a training center.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a “limited exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons Computer Learning Center provided the franchisee operates in compliance with the terms of its Franchise Agreement. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center.

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

Master Franchise Agreement

A Master Franchisee receives a territory which is typically a country or a region encompassing multiple countries. Under the Master Franchise Agreement the Master Franchisee shall: (i) license and service third party Unit Subfranchises operated by persons other than the Master Franchisee and (ii) own and operate at least one New Horizons location under a separate Unit Franchise Agreement. The Master Franchise Agreement runs for an initial term of ten years and is renewable for additional ten-year terms. The Master Franchisee is expected to: (i) grant unit franchises in a form of Unit Franchise Agreement as prescribed by New Horizons; (ii) perform and enforce against each Unit Subfranchise the terms of any Unit Subfranchise Agreement it enters into; (iii) provide the initial training in the New Horizons system to each Unit Subfranchise; and (iv) provide ongoing support, consulting and assistance to each Unit Subfranchise after the initial training. For these obligations the Master Franchisee retains 60% of the initial franchise fees and the ongoing royalties received from the Unit Subfranchises.

Unit Franchise Agreement

The Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. The franchise is exclusive within the specific defined territory, typically a city, and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory; (ii) a minimum number of classrooms depending on the territory; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

Franchise Support

In return for the initial franchise fee and the other monthly fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company’s operating headquarters in Santa Ana, California, and one week of field training at the franchisee’s location; (ii) franchise and sales system information contained in the Company’s Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers, access to troubleshooting and business planning assistance; (iv) current applications courseware at printing cost only (over 1,400 titles in fourteen languages); (v) access to the CES program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; (vi) site selection assistance; (vii) periodic regional and international meetings and conferences; and (viii) advisory councils and monthly communications.

CUSTOMERS

Customers for the training provided at New Horizons company-owned and franchised training centers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities. Little, if any, of the Company’s revenues are generated from Title IV entitlement programs.

No single customer accounted for more than 10% of New Horizons revenues in 2000.

The New Horizons system delivered over 2.8 million student-days of technology training in 2000.

SALES AND MARKETING

New Horizons markets its services primarily through account executives who utilize telesales to target and contact potential customers. The New Horizons sales system is organized and disciplined. After undergoing a formal initial training program, account executives are expected to generate their own database of customers through telephone sales, make a minimum number of calls per day, and invoice and collect a minimum amount of revenue each month. These minimums escalate over the first eight months an account executive is selling and are designed to move the account executive from being compensated with a non-recoverable draw against commission to a full commission compensation program. Account executives’ target sales areas are local and regional. Sales opportunities that involve national and international accounts and involve delivery of training at multiple locations are turned over to the Company’s CES program.

The CES program is designed to market computer training services to large organizations which have facilities and training needs throughout the world. This program provides New Horizons’ national and international customers with a single point of contact to the entire New Horizons network of training and support services. During 2000 New Horizons competed for and won national and international contracts with Charles Schwab, Cigna Insurance, Lockheed Martin, Nextel, Philip Morris, Seibel Systems, Thompson Corporation, and Wells Fargo Bank amongst others.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

TRAINING AUTHORIZATIONS

New Horizons is authorized to provide certified training by more than 30 software publishers, including Microsoft, Novell, Apple, and Sun Microsystems. Many of the industry’s major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. In support of these vendors, the Company has 166 Microsoft (CTEC), 98 Novell (NAEC), 86 SAIR Linux ACE, 83 Corel CTP, and 22 Lotus (LAEC) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationships with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business. In In 2000 New Horizons became the largest Certified Internet Webmaster (CIW) Authorized Training Partner (ATP) network with 230 CIW ATP’s worldwide. Additionally, with certification testing becoming increasingly important, New Horizons has grown its number of Authorized Prometric Testing Centers to 172.

COMPETITION

The information technology training market is highly competitive, highly fragmented, has low barriers to entry, and has no single competitor which accounts for a dominant share of the market. The Company’s competitors are primarily in-house training departments and independent education and training organizations. Computer retailers, computer resellers, and others also compete with the Company. Periodically, some of these competitors offer instruction and course titles similar to those offered by New Horizons at lower prices. In addition, some of these competitors may have greater financial strength and resources than New Horizons.

New Horizons believes that competition in the industry is based on a combination of pricing, breadth of offering, quality of training, and flexibility and convenience of service.

The Company recognizes that the emergence of technology-based training, primarily consisting of eLearning and computer-based training, are important and growing competitive developments in the industry.

In-House Training Departments

In-house training departments provide companies with the highest degree of control over the delivery and content of information technology training, allowing for customized instruction tailored to specific needs. However, according to IDC, the demand for outsourced training is expected to grow as more companies switch to outside training organizations. By outsourcing, companies can choose to spend based on real-time training needs while alleviating the overhead costs for in-house instructors’ salaries and benefits.

Independent Education and Training Organizations

Although the majority of independent training organizations are relatively small and focus on local or regional markets, the Company competes directly on a national level with several firms providing similar curriculum. Executrain, Productivity Point, Global Knowledge Network, and Learning Tree target the same customer base and operate in some of the same markets as New Horizons. The Company believes that the combination of its market presence, the depth and breadth of its course offerings, its flexible customer service approach, its centralized control of delivery to national customers, its status as the world’s largest network of Microsoft Certified Technical Education Centers and Novell Authorized Education Centers, and its organized and disciplined sales system distinguishes it from these competitors.

Technology-Based Training

Instructor-led training has historically been the dominant delivery method for information technology training. Technology–based training, consisting of CD-ROM’s, eLearning, videotape, and satellite video broadcast, has become a significant delivery modality. According to IDC, technology-based training, which was 24% of the U.S. information technology training market in 1999, is expected to grow at a faster rate than instructor-led training through the year 2004. The IDC study estimates that by 2004 technology-based training will have a 57% share of the U.S. information technology training market while instructor-led training will have a 40% share. Within technology-based training the dominant growth modality, according to IDC, will be eLearning with an increase in market share from 3% in 1999 to 47% in 2004.

The Company recognizes that its future success depends on, among other factors, the market’s continued acceptance of instructor-led training as a delivery method for information technology training, the Company’s ability to continue to market competitive instructor-led course offerings, and the Company’s ability to successfully capitalize on the potential of technology-based training delivery methods, in particular, eLearning. The Company is currently developing its eLearning product offering with the expectation that the synchronous offering, OnLine LIVE Learning, will commence on a pilot basis near the end of the first quarter of 2001 and the asynchronous offering, OnLine Learning, will debut in the third quarter of the year. The competitors to the Company in the eLearning environment will include SmartForce, DigitalThink, Knowledgenet, NETg and others.

Using its courseware as the source material, the Company has entered into an arrangement with a company to develop its own line of CD-ROM products, entitled Masterware, which became available to franchisees for sale in the third quarter of 1997. As of December 31, 2000 there were 70 Masterware titles available for sale. IDC’s 1998 research found that information technology professionals use 2.8 methods of study and preparation when preparing for certification exams. The Company has a reseller agreement with a company that has an extensive offering of CD-ROM courses that will prepare customers for certification exams.

Information technology training can be broken into three segments: Segment 1 includes the most sophisticated levels of training for programmers and software developers; Segment 2 includes certification for engineers (Microsoft, Novell); and Segment 3 includes the end users of standard application software. While the Company does very little training of programmers and software developers, it does compete in Segments 2 and 3, with an estimated 54% of revenues from Segment 2 and 46% from Segment 3.

In instructor-led training, the Company competes with Executrain, IKON, and Productivity Point in Segments 2 and 3. The Company competes with Learning Tree and Global Knowledge Network in Segment 2.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

The statements made in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements. Important factors which may result in variations from results contemplated by such forward-looking statements include, but are by no means limited to: (i) the Company’s ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training, including through the Internet, which could have more favorable economics with respect to timing and delivery costs and the emergence of just-in-time interactive training; (ii) the Company’s ability to attract and retain qualified instructors and management employees; (iii) the rate at which new software applications are introduced by manufacturers and the Company’s ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to upgrading information systems and computer software by customers; (v) the Company’s ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (vi) the Company’s ability to manage the growth of its business.

The Company’s strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in the United States which have demonstrated the ability to achieve above average profitability while increasing market share, and the acquisition of companies in similar or complementary businesses. The Company’s growth strategy is premised on a number of assumptions concerning trends in the information technology training industry. These include the continuation of growth in the market for information technology training and the trends toward outsourcing and eLearning. To the extent that the Company’s assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected.

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

TRADEMARKS

The Company has issued trademark registrations and pending trademark applications for the word mark “NEW HORIZONS” and for other trademarks incorporating the words “NEW HORIZONS.” The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company’s right to use the New Horizons name and trademarks in its business. However, the Company has been advised that it cannot register the word mark “NEW HORIZONS” in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in Australia and the Dominican Republic. The Company has applications filed with the Australian trademark office to protect Skill Master as its trademark in Australia, and its franchises there are using that name and trademark. Additionally, the Company has applications filed with the Dominican Republic trademark office to protect Skill Master as its trademark in the Dominican Republic. The Company believes that the inability to register certain of its trademarks in certain foreign countries will have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

As of February 29, 2001, the Company employed a total of 1,288 individuals in its corporate operations and company-owned facilities. Of these employees, 390 are instructors, 361 are account executives, and 537 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell, and Lotus.

None of New Horizons’ employees is represented by a labor organization. New Horizons considers relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company’s corporate headquarters and its flagship training center are located in Santa Ana, California, pursuant to a lease, which expires in 2002. The Company has signed a lease to relocate its corporate headquarters and the Santa Ana training facility to Anaheim, California in 2001. The lease provides for reimbursement of its Santa Ana lease costs through its expiration.

In 1998 the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company had intended to construct a building on the land that would serve as the world headquarters and training facility. The land is currently in escrow and is expected to close in 2001 generating before tax proceeds of approximately $6 million.

As of December 31, 2000, New Horizons operated training centers at 25 other leased facilities in California, Illinois, Ohio, Connecticut, New Mexico, North Carolina, Texas, Tennessee and New York with leases that expire from 2001 to 2014.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices, if necessary.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in several lawsuits incidental to the ordinary conduct of its business. Under the terms of the sale of the Company’s environmental business, the Company is also required to indemnify the purchaser against liabilities arising out of pending litigation and from claims relating to the performance of services prior to the sale. The Company does not believe that the outcome of any or all these claims will have a material adverse effect upon its business or financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock is traded on The Nasdaq Stock Market under the symbol NEWH. The following table sets forth the range of high and low bid closing quotations per share of common stock from January 1, 1999, through December 31, 2000, as reported by The Nasdaq Stock Market.

     2000                                                      HIGH       LOW
     --------------------------------------------------        -----     -----
     1st Quarter ........     (January 1 - March 31)           17.75     11.19
     2nd Quarter ........     (April 1 - June 30)              23.23     16.00
     3rd Quarter ........     (July 1 - September 30)          24.00     11.69
     4th Quarter ........     (October 1 - December 31)        16.75     12.63

     1999                                                      HIGH       LOW
     --------------------------------------------------        -----     -----
     1st Quarter ........     (January 1 - March 31)           18.30     15.00
     2nd Quarter ........     (April 1 - June 30)              19.75     14.30
     3rd Quarter ........     (July 1 - September 30)          19.75     15.38
     4th Quarter ........     (October 1 - December 31)        15.88     11.38

As of March 9, 2001, the Company’s common stock was held by 395 holders of record. The Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share)

Selected Consolidated Statements of Operations Data

	2000	1999	1998	1997	1996
Total revenues	$ 142,698	$ 111,476	$ 72,629	$ 52,633	$ 41,269
Cost of revenues	65,850	50,301	32,749	26,814	20,599
Selling, general and administrative expenses	58,752	46,407	31,354	23,368	19,063
Write-off of management system	—	3,338	—	—	—
Settlement of franchise arbitration	—	303	—	—	—

Operating income	18,096	11,127	8,526	2,451	1,607
Interest income	503	643	1,424	1,301	211
Interest expense	(318)	(354)	(255)	(469)	(351)
Gain from release of certain franchise obligations	—	—	—	2,600	—

Income from continuing operations before income taxes	18,281	11,416	9,695	5,883	1,467
Provision for income taxes	7,312	4,153	3,813	2,269	669

Income from continuing operations	10,969	7,263	5,882	3,614	798

Income (loss) from discontinued operations	—	—	—	349	(130)
Loss on disposal of discontinued operations	—	—	—	—	(7,303)

Net Income (loss) from discontinued operations	—	—	—	349	(7,433)

Net income (loss)	$ 10,969	$ 7,263	$ 5,882	$ 3,963	$ (6,635)

Basic Earnings Per Share
Income per share from continuing operations	$ 1.12	$ 0.76	$ 0.64	$ 0.41	$ 0.09
Income (loss) per share from discontinued operations	—	—	—	0.04	(0.86)

Net income (loss) per share	$ 1.12	$ 0.76	$ 0.64	$ 0.45	$ (0.77)

Diluted Earnings Per Share
Income per share from continuing operations	$ 1.06	$ 0.72	$ 0.61	$ 0.40	$ 0.09
Income (loss) per share from discontinued operations	—	—	—	0.04	(0.86)

Net income (loss) per share	$ 1.06	$ 0.72	$ 0.61	$ 0.44	$ (0.77)

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Selected Consolidated Balance Sheet Data	2000	1999	1998	1997	1996
Working capital	$ 983	$ 6,010	$ 20,951	$ 27,030	$ 23,066
Total assets	123,068	105,084	86,746	66,571	60,472
Long term obligations less current portion	—	6,730	267	1,516	2,330
Total stockholders’ equity	88,621	72,677	61,569	49,056	43,757

(1)	Certain reclassifications were made to previous years’ statements to conform with the presentation in 2000.

(2)	Per Share amounts have been adjusted to reflect the five-for-four split of the Company’s common stock effected June 8, 1999.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and “SELECTED CONSOLIDATED FINANCIAL DATA” included elsewhere in this report.

GENERAL

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to 1997, the Company also operated an environmental remediation business. As a result of the completion of the sale of Handex Environmental, Inc. to ECB, Inc. in December 1996, the results of operations for the Company’s environmental business segment have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. The Company operates in two business segments: one operates wholly-owned computer training centers and the other supplies systems of instruction, sales, and management concepts concerning computer training to independent franchisees.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, its product procurement company, and revenue earned from the CES program, a program to service large corporate customers. Cost of revenues consists primarily of costs associated with courseware development and procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, CES support, advertising expenses, and franchise sales expenses.

RESULTS OF OPERATIONS 2000 VERSUS 1999

Revenues

Revenues for 2000 increased $31,222 to $142,698 or 28.0% over the $111,476 realized in 1999. The increase in revenues was attributable to significant growth in royalties and the inclusion of the Albuquerque, New Mexico, Charlotte, North Carolina, Sacramento and Stockton, California, San Antonio, Texas, and Denver, Colorado centers for a full year in 2000.

Revenues at company-owned centers increased 28.7% to $111,319 from $86,520 in 1999. The increase was primarily attributable to increased revenues at the New York and Chicago centers and the acquisition of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver centers.

In the Company’s franchising segment, royalty fees for 2000 were $23,609, up 20.9% over the 1999 total of $19,532. The increase was principally due to a 17.8% revenue increase at locations open more than one year and the addition of 50 franchise locations during the year. Franchise fees for 2000 were $2,191, down 15.9% from the 1999 total of $2,606. At the end of 2000, there were 254 franchise locations in operation, up 24.5% over the 204 in operation at the end of 1999. One hundred thirty eight locations operate in the U.S. and Canada while 116 operate in 42 other countries around the world. Other franchising revenues for 2000 increased $2,761, up 98.0% from the 1999 total of $2,818. The increase was due mainly to higher revenues from the the sale of NHIPP and A+ certification products by Nova Vista.

System-wide revenues, which are defined as revenues from all centers, both company-owned and franchised, increased to $530,272 at the end of 2000, up 21.9% from $435,124 in 1999.

Cost of Revenues

Cost of revenues increased $15,549 or 30.9% for 2000 compared to 1999. As a percentage of revenues, cost of revenues increased to 46.1% for 2000 from 45.1% in 1999. The increase in cost of revenues in absolute dollars was primarily due to the inclusion of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver centers for a full year. The increase as a percentage of revenue resulted from lower revenue growth in the company-owned centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12,345 or 26.6% for 2000 compared to 1999. As a percentage of revenues, selling, general and administrative expenses declined to 41.2% for 2000 from 41.6% for 1999. The increase in absolute dollars for selling, general and administrative expenses was due primarily to the inclusion of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver centers for a full year in 2000. The decrease in selling, general and administrative expense as a percentage of revenues was principally due to the significant growth in revenues and control of the addition of non-revenue producing employees.

Interest Income (Expense)

Interest income for 2000 decreased $140 or 21.8% to $503 compared with $643 in 1999. As a percentage of revenues, interest income decreased to 0.4% for 2000 from 0.6% for 1999. The Company did not earn any tax-free income in 2000 and earned $137 in 1999.

Interest expense decreased $36 to $318 for 2000 or 10.2% compared to $354 in 1999. As a percentage of revenues, interest expense was 0.2% in 2000 and 0.3% in 1999. The decrease in interest expense in absolute dollars was due to lower outstanding debt in 2000 as compared to 1999.

Income Taxes

The provision for income taxes as a percentage of income before income taxes was 40.0% for 2000 compared to 36.4% for 1999. The increase in the effective tax rate was due principally to the decrease of foreign tax credits and state enterprise zone tax credits.

RESULTS OF OPERATIONS 1999 VERSUS 1998

Revenues

Revenues for 1999 increased $38,847 to $111,476 or 53.5% over the $72,629 realized in 1998. The increase in revenues was attributable to significant growth in royalties, the inclusion of the Memphis and Nashville, Tennessee and Hartford, Connecticut centers for a full year in 1999 and the acquisition of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver franchises. The centers owned on January 1, 1999 had an aggregate year over year growth of 8.1%.

Revenues at company-owned centers increased 64.7% to $86,520 from $52,545 in 1998. The increase was primarily attributable to increased revenues at the New York and Cleveland centers, the inclusion of the Memphis, Nashville and Hartford centers for a full year, and the acquisition of the Albuquerque, Charlotte, Sacramento, Stockton, San Antonio, and Denver franchises.

In the Company’s franchising segment, royalty fees for 1999 were $19,532, up 20.6% over the 1998 total of $16,189. The increase was principally due to a 16.2% revenue increase at locations open more than one year and the addition of 21 franchise locations during the year, less 11 locations purchased by the Company and operated as company-owned centers. Franchise fees for 1999 were $2,606, up 52.9% from the 1998 total of $1,704. At the end of 1999, there were 204 franchise locations in operation, up 5.2% over the 194 in operation at the end of 1998. One hundred twenty one locations operate in the U.S. and Canada while 83 operate in 38 other countries around the world. Other franchising revenues for 1999 increased $627, up 28.6% from the 1998 total of $2,191. The increase was due mainly to higher revenues from the CES program.

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

Interest expense increased $99 to $354 for 1999 or 38.8% compared to $255 in 1998. As a percentage of revenues, interest expense was 0.3% in 1999 and 0.4% in 1998. The increase in interest expense in absolute dollars was due to an increase in debt resulting from the franchise buybacks in 1999.

Income Taxes

The provision for income taxes as a percentage of income before income taxes was 36.4% for 1999 compared to 39.3% for 1998. The decrease in the effective tax rate was due principally to the increase of foreign tax credits and state enterprise zone tax credits. The decrease was partially offset by a smaller percentage of the tax-free investment income to total income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company’s current ratio was 1.0 to 1, working capital was $983, and its cash and cash equivalents totaled $5,515. Working capital as of December 31, 2000, reflected a decrease of $5,027 from $6,010 as of December 31, 1999. The decrease was due principally to the use of cash for the payment of additional consideration required under the terms of previous acquisitions and additions to property, plant and equipment.

Cash provided by operating activities was $27,809, an increase of $14,916 compared to 1999. The increase was primarily due to an increase of $3,706 in net income, an increase in non-cash charges for depreciation and amortization of $1,637, and the cash flow effect of the increase in other current liabilities of $7,359 and accounts payable of $1,650.

In 2000 cash used by investing activities increased by $297 to $19,801. This was due primarily to an increase in additions to property, plant and equipment of $1,949 and a decrease in the redemption of marketable securities of $16,100, partially offset by a decrease in cash paid for acquired companies and previous acquisitions of $17,296.

The Company currently maintains a $25 million credit facility with a commercial bank, $20 million of which is for future business acquisitions and $5 million of which is for short-term financing requirements, at an interest rate of LIBOR (6.56% at December 31, 2000) plus 1.75%. Total borrowings in 2000 were $4,550 under the acquisition portion of the line of credit agreement. There was no outstanding balance as of December 31, 2000. The Company is currently working with its bank to establish a larger credit facility and expects the new facility to be in place in April 2001.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During 2000 New Horizons spent approximately $8,697 on capital items. Capital expenditures for 2001 are expected to total approximately $16 million. The increase is due mainly to the relocation of the world headquarters and the New York and Santa Ana training centers and to the development of the Company’s eLearning capabilities and an integrated software package for the training centers.

The Company owns 8.3 acres of undeveloped land in Santa Ana, California and expects to sell that land in 2001 realizing approximately $6 million in proceeds before tax.

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer training business.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which we adopted in the fourth quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“FIN 44”). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB NO. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have a material impact on its consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments are included in the Notes to Consolidated Financial Statements. The Company monitors the risks associated with interest rates and financial instrument positions.

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. At December 31, 2000 the Company did not have any long-term debt. Therefore, there would be no additional annual expense if interest rates were to increase from December 31, 2000 rates and assuming no changes in long-term debt from the December 31, 2000 levels. The Company currently does not hedge its exposure to floating interest rate risk.

The Company's risk related to foreign currency exchange rates is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages F-1 to F-18 contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Independent Auditors’ Report

The Board of Directors and Stockholders
New Horizons Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of New Horizons Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 23, 2001

CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

December 31, 2000 and December 31, 1999
(Dollars in thousands except share data)

Assets                                                    2000           1999
                                                       ---------      ---------
Current assets:
     Cash and cash equivalents ...................     $   5,515      $   2,868
     Accounts receivable, less allowance for
        doubtful accounts of $717 in 2000
        and $943 in 1999 (Note 2) ................        21,671         20,991
     Inventories .................................         1,362          1,226
     Prepaid expenses ............................         1,932          1,438
     Deferred income tax assets (Note 6) .........         2,796          2,526
     Other current assets ........................           469            791
                                                       ---------      ---------
         Total current assets ....................        33,745         29,840

Property, plant and equipment, net (Note 4) ......        18,193         14,797

Excess of cost over net assets of acquired
        companies, net of accumulated
        amortization of $5,830 in 2000 and
        $3,420 in 1999 (Note 12) .................        67,234         55,718
Cash surrender value of life insurance ...........         1,100          1,070
Other assets (Note 7) ............................         2,796          3,659
                                                       ---------      ---------

Total Assets .....................................     $ 123,068      $ 105,084
                                                       =========      =========

Liabilities & Stockholders' Equity
Current liabilities:
     Current portion of long-term obligations
        (Note 3) .................................     $     103      $     189
     Accounts payable ............................         3,215          2,155
      Deferred revenue ...........................        10,120          8,318
     Income taxes payable (Note 6) ...............         1,600            918
     Other current liabilities (Note 8) ..........        17,724         12,250
                                                       ---------      ---------
         Total current liabilities ...............        32,762         23,830

Long-term obligations, excluding current
         portion (Note 3) ........................          --            6,730
Deferred income tax liability (Note 6) ...........           849            835
Deferred rent (Note 11) ..........................           833            885
Other long-term liabilities ......................             3            127
                                                       ---------      ---------
         Total liabilities .......................        34,447         32,407
                                                       ---------      ---------
Commitments and contingencies (Note 11) ..........          --             --

Stockholders' equity (Note 10):
     Preferred stock without par value,
         2,000,000 shares authorized, no
         shares issued ...........................          --             --
     Common stock, $.01 par value,
        15,000,000 shares authorized; issued
        and outstanding 10,083,038 shares in
        2000 and 9,788,583 shares in 1999 ........           101             97
     Additional paid-in capital ..................        42,069         37,098
     Retained earnings ...........................        47,749         36,780
     Treasury stock at cost - 185,000 shares
        in 2000 and 1999 .........................        (1,298)        (1,298)
                                                       ---------      ---------
         Total stockholders' equity ..............        88,621         72,677
                                                       ---------      ---------

Total Liabilities & Stockholders' Equity .........     $ 123,068      $ 105,084
                                                       =========      =========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2000, December 31, 1999, and December 31, 1998
(Dollars in thousands, except per share)

                                                 2000        1999        1998
                                               --------    --------    --------
Revenues
     Franchising
         Franchise fees ..................     $  2,191    $  2,606    $  1,704
         Royalties .......................       23,609      19,532      16,189
         Other ...........................        5,579       2,818       2,191
                                               --------    --------    --------
         Total franchising revenues ......       31,379      24,956      20,084
     Company-owned training centers ......      111,319      86,520      52,545
                                               --------    --------    --------
         Total revenues ..................      142,698     111,476      72,629

Cost of revenues .........................       65,850      50,301      32,749

Selling, general and administrative expenses     58,752      46,407      31,354

Write-off of management system (Note 5) ..         --         3,338        --

Settlement of franchise arbitration (Note 5)       --           303        --
                                               --------    --------    --------

Operating income .........................       18,096      11,127       8,526

Interest income ..........................          503         643       1,424

Interest expense
                                                   (318)       (354)       (255)
                                               --------    --------    --------

Income before income taxes ...............       18,281      11,416       9,695

Provision for income taxes (Note 6) ......        7,312       4,153       3,813
                                               --------    --------    --------

Net income ...............................     $ 10,969    $  7,263    $  5,882
                                               ========    ========    ========

Basic Earnings Per Share .................     $   1.12    $   0.76    $   0.64
                                               ========    ========    ========

Diluted Earnings Per Share ...............     $   1.06    $   0.72    $   0.61
                                               ========    ========    ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2000, December 31, 1999, and December 31, 1998
(Dollars in thousands)

                                                 2000        1999        1998
                                               --------    --------    --------
Net income ...............................     $ 10,969    $  7,263    $  5,882

Other comprehensive income:
     Unrealized holding gains on available
       for sale securities arising during
       the year ..........................           --          --          53

       Reclassification adjustment for
          gains included in net income ...           --         (53)         --
                                               --------    --------    --------

Comprehensive income .....................     $ 10,969    $  7,210    $  5,935
                                               =========   ========    ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2000, December 31, 1999, and December 31, 1998
(In thousands)

						Accumulated
			Add’l			other com-	Stock-
	Common Stock		paid-in	Retained	Treasury	prehensive	holders’
	Shares	Amount	capital	earnings	stock	income	equity

Balance at January 1, 1998	9,112	$ 91	$ 26,628	$ 23,635	$ (1,298)	$ —	$ 49,056
Issuance of common stock from exercise of stock options and warrants	75	1	396	—	—	—	397
Income tax benefit from the exercise of stock options and warrants	—	—	180	—	—	—	180
Issuance of common stock for acquisitions	371	3	5,451	—	—	—	5,454
Unrealized gain on investments	—	—	—	—	—	53	53
Compensatory stock options and warrant grants	—	—	547	—	—	—	547
Net income	—	—	—	5,882	—	—	5,882

Balance at December 31, 1998	9,558	95	33,202	29,517	(1,298)	53	61,569
Issuance of common stock from exercise of stock options	8	—	75	—	—	—	75
Income tax benefit from the exercise of stock options	—	—	18	—	—	—	18
Issuance of common stock for acquisitions	223	2	3,665	—	—	—	3,667
Compensatory warrant grants	—	—	138	—	—	—	138
Other comprehensive income	—	—	—	—	—	(53)	(53)
Net income	—	—	—	7,263	—	—	7,263

Balance at December 31, 1999	9,789	97	37,098	36,780	(1,298)	—	72,677
Issuance of common stock from exercise of stock options	149	2	1,577	—	—	—	1,579
Income tax benefit from the exercise of stock options	—	—	544	—	—	—	544
Issuance of common stock for acquisitions	145	2	2,850	—	—	—	2,852
Net income	—	—	—	10,969	—	—	10,969

Balance at December 31, 2000	10,083	$ 101	$ 42,069	$ 47,749	$ (1,298)	—	$ 88,621

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2000, December 31, 1999, and December 31, 1998
(Dollars in thousands)

                                                 2000        1999        1998
                                               --------    --------    --------
Cash flows from operating activities
   Net income ..............................   $ 10,969    $  7,263    $  5,882
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization .........      7,711       6,074       4,006
     Write-off of management system (Note 5)       --         2,860        --
     Deferred income taxes .................       (256)       (470)       (355)
     Stock-based compensation ..............       --           138         547
     Cash provided (used) from the change
      in (net of effects of acquisitions):
       Accounts receivable .................       (680)     (1,689)     (3,270)
       Inventories .........................       (136)       (113)        133
       Prepaid expenses and other current
          assets ...........................       (172)       (198)       (192)
       Other assets ........................        863        (723)       (195)
       Accounts payable ....................      1,060        (590)       (477)
       Deferred revenue ....................      1,802       1,523       1,085
       Other current liabilities ...........      5,474      (1,885)      3,776
       Income taxes payable ................      1,226         582        (515)
       Deferred rent .......................        (52)        121          60
                                               --------    --------    --------
          Net cash provided by operating
             activities ....................     27,809      12,893      10,485
                                               --------    --------    --------

Cash flows from investing activities
   Purchase of marketable securities .......       --          (279)    (21,810)
   Redemption of marketable securities .....       --        16,100      29,100
   Cash surrender value of life insurance ..        (30)       (207)       (105)
   Additions to property, plant and equipment    (8,697)     (6,748)     (8,359)
   Cash paid for acquired companies,
     net of cash acquired (Note 12) ........       --       (26,034)     (3,773)
   Cash paid for previous acquisitions
      (Note 12)                                 (11,074)     (2,336)       --
                                               --------    --------    --------
       Net cash used by investing activities    (19,801)    (19,504)     (4,947)
                                               --------    --------    --------

Cash flows from financing activities
   Proceeds from issuance of common stock ..      1,579          75         397
   Proceeds from debt obligations ..........      4,480      12,906         181
   Principal payments on debt obligations ..    (11,420)    (10,375)     (2,372)
                                               --------    --------    --------
       Net cash (used) provided by financing
          activities .......................     (5,361)      2,606      (1,794)
                                               --------    --------    --------

Net increase (decrease) in cash and  cash
   equivalents .............................      2,647      (4,005)      3,744

Cash and cash equivalents at beginning of year    2,868       6,873       3,129
                                               --------    --------    --------
Cash and cash equivalents at end of  year ..   $  5,515    $  2,868    $  6,873
                                               ========    ========    ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest ..........................   $    282    $    339    $    180
                                               ========    ========    ========

         Income taxes ......................   $  5,589    $  4,091    $  4,303
                                               ========    ========    ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2000, December 31, 1999, and December 31, 1998
(Dollars in thousands)

Supplemental Disclosure of Non-Cash Transactions

                                                   2000       1999       1998
                                                 --------   --------   --------
Non-cash investing and financing activities:
     Income tax benefit from exercise of stock
       options ...............................   $    544   $     18   $    180
                                                 ========   ========   ========

     Unrealized gain on investments ..........   $   --     $   --     $     53
                                                 ========   ========   ========

The Company completed six acquisitions in 1999 and three in 1998 summarized as follows (Note 12):

                                                           1999          1998
                                                         --------      --------
Fair value of assets acquired ......................     $ 34,076      $ 14,833

Short-term debt and other obligations incurred .....         (921)       (3,559)

Value of stock issued ..............................       (2,983)       (5,454)

Cash paid, net of cash acquired ....................      (26,034)       (3,773)
                                                         --------      --------

Liabilities assumed ................................     $  4,138      $  2,047
                                                         ========      ========

During the year ended December 31, 2000 the Company issued common stock with a value of $2,852 as additional consideration for previous acquisitions.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, December 31, 1999, and December 31, 1998
(Dollars in thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

New Horizons Worldwide, Inc. (New Horizons or the Company) owns and franchises computer training centers. The Company's training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. As of December 31, 2000, the Company and its franchisees delivered training in 26 company-owned and 254 franchised locations in 44 countries around the world.

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

Revenue Recognition

Revenues for training services and franchise royalty fees are recognized as earned. Initial franchise fees are recognized when the Company has supplied substantially all of the services and met all of the conditions of the sale of the franchise rights. Master franchise fees are earned ratably over the opening of subfranchises.

Investments

The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments have been categorized as “available for sale” and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are to be included as a component of accumulated other comprehensive income, net of tax, until realized. As of December 31, 2000, the Company had no investments.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

When options granted under the Company’s stock option plans are exercised, the Company receives a tax deduction related to the difference between the market value of its common stock at the date of exercise and the sum of the exercise price and any compensation expense recognized for financial reporting purposes. The tax benefit resulting from this tax deduction is reflected as a decrease in the Company’s income tax liability and an increase to additional paid-in capital.

Intangibles and Other Long-Lived Assets

The excess of cost over net assets acquired is being amortized on a straight-line basis over periods ranging from 25 to 40 years. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the carrying value of long-lived assets on an undiscounted cash flow basis to determine whether an impairment to such value has occurred. Management has concluded that there was no impairment of its intangibles or other long-lived assets at December 31, 2000.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company’s credit risk on trade receivables is diversified over a wide geographic area and many customers. Ongoing customer credit evaluations are performed with respect to the Company’s trade receivables and collateral is generally not required to be provided by the customer.

Earnings Per Share

The Company calculates earnings per share (EPS) pursuant to (SFAS) No. 128 “Earnings Per Share.” The computation of Basic EPS is based on the weighted average number of shares outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method. Dilutive options and warrants are not considered in the calculation of net loss per share.

The weighted average number of shares outstanding used in determining Basic EPS was 9,778,672 in 2000, 9,521,621 in 1999, and 9,164,709 in 1998. The weighted average number of shares outstanding used in determining Diluted EPS was 10,327,827 in 2000, 10,021,991 in 1999, and 9,601,776 in 1998. The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

During 1999 the Company’s Board of Directors approved a five-for-four split of the Company’s common stock. This split was effected on June 8, 1999 for shareholders of record on May 18, 1999. All per share and share information has been restated to reflect this stock split.

Stock-Based Compensation

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

Fair Value of Fiancial Instruments

The Company’s consolidated balance sheets include the following financial instruments: trade accounts receivable, trade accounts payable, and notes receivable. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization. The interest rates on notes receivable approximate current market rates.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“FIN 44”). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB NO. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have a material impact on its consolidated financial statements.

Reclassification

Certain items on the 1999 and 1998 consolidated statements have been reclassified to conform to the 2000 presentation.

2.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowance for doubtful accounts includes the following:

                                              2000         1999         1998
                                           ---------    ---------    ---------
              Balance, beginning of year   $     943    $     927    $   1,693

              Provisions ...............         203          169          156

              Deductions ...............        (429)        (153)        (922)
                                           ---------    ---------    ---------
              Balance, end of year .....   $     717    $     943    $     927
                                           =========    =========    =========

3.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

The Company's debt and capital lease obligations are as follows:

                                                        2000             1999
                                                      --------         --------
Amount  outstanding  on line of credit with bank,
  bearing interest at LIBOR (6.1% at December 31,
  1999) plus 1.75%, interest payable monthly;
  repaid in 2000                                       $    --         $  6,700

Amounts due under capital leases with effective
  interest rates ranging from 8.5% to 14.6% per
  annum (Note 11)                                          103              219
                                                        ------          -------
                                                           103            6,919

Less: Current portion of notes payable and long-term
  obligations                                             (103)            (189)
                                                       -------         --------
                                                       $    --         $  6,730
                                                       =======         ========

The Company has a credit facility with a bank providing for borrowings not to exceed $25 million in the form of two credit facilities. The Tranche A facility provides for borrowing of up to $20 million and is available for business acquisitions and has a term repayment option. The Tranche B facility provides for borrowing not to exceed $5 million and is available for general working capital needs. The Tranche A facility expiration date is March 31, 2001. Management is currently in negotiation with the bank for an extension and an increase to the Tranche A facility. The Tranche B facility expires September 30, 2002. As of December 31, 2000, there was no borrowing against either facility. The credit facility is unsecured and subject to certain restrictive covenants including minimum earnings before interest, taxes, depreciation and amortization. The Company was in compliance with these covenants at December 31, 2000.

4.   PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are summarized below:

                                                         2000            1999
                                                      --------        --------
    Land ..........................................   $  5,099        $  5,099
    Leasehold improvements ........................      2,857           2,720
    Equipment and software ........................     21,953          17,917
    Furniture and fixtures ........................      4,914           4,220
    Construction in progress ......................      3,474              --
                                                      --------        --------
                                                        38,297          29,956
    Less accumulated depreciation and amortization     (20,104)        (15,159)
                                                      --------        --------
                                                      $ 18,193        $ 14,797
                                                      ========        ========

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company had intended to construct a building on the land that would serve as the world headquarters. Instead, the Company has signed a lease to relocate its world headquarters and the Santa Ana training facility to Anaheim, California in 2001. The land in Santa Ana is currently in escrow.

Included in the Company’s property, plant and equipment are equipment and leasehold improvements under capital leases amounting to $125 (2000) and $359 (1999), net of accumulated depreciation of $4,850 (2000) and $4,582 (1999).

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

6.   INCOME TAXES

Income tax expense for the periods below differs from the amounts computed by applying the U.S. federal income tax rate of 35% to the pretax income as a result of the following:

                                                 2000        1999        1998
                                               -------     -------     -------
Computed "expected" tax expense ............   $ 6,398     $ 3,996     $ 3,393
Amortization of excess of cost over net
     assets acquired .......................        72          63          15
State and local tax expense, net of federal
     income tax effect .....................     1,016         494         578
Interest income from tax-free investments ..      --           (48)       (319)
Other ......................................      (174)       (352)        146
                                               -------     -------     -------
Income tax expense .........................   $ 7,312     $ 4,153     $ 3,813
                                               =======     =======     =======

Effective rates ............................      40.0%       36.4%       39.3%

Income tax expense consists of:
     Federal:
       Current .............................   $ 5,388     $ 3,258     $ 2,843
       Deferred ............................      (256)       (389)       (332)
     State and local:
       Current .............................     1,563         783         952
       Deferred ............................      --           (81)        (23)
     Foreign ...............................       617         582         373
                                               -------     -------     -------
Income Tax Expense .........................   $ 7,312     $ 4,153     $ 3,813
                                               =======     =======     =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999, are presented below:

                                                                  2000     1999
                                                                 ------   ------
Deferred tax assets:
     Accounts receivable, principally due to allowance for
          doubtful accounts ..................................   $  897   $  340
     Reserve for uninsured losses and litigation .............      280      163
     Accrued expenses ........................................    1,383    1,106
     Property, plant and equipment, principally due to
          differences in depreciation ........................    1,292    1,147
     Foreign Tax Credit carryforward .........................     --        157
     Deferred revenue ........................................      359      464
     Other ...................................................       65       64
                                                                 ------   ------
                                                                  4,276    3,441
                                                                 ------   ------

Deferred tax liabilities:
     Excess of cost over net assets of acquired companies ....    2,206    1,611
     Loss on joint venture ...................................     --        139
     Other ...................................................      123     --
                                                                 ------   ------
                                                                  2,329    1,750
                                                                 ------   ------

Net deferred income taxes ....................................   $1,947   $1,691
                                                                 ======   ======

7.   OTHER ASSETS

Other assets consist of:

                                                         2000             1999
                                                       -------          -------
Notes receivable from ECB, Inc. ..............         $ 2,933          $ 3,681
Notes receivable from officers ...............           1,385            1,385
Other ........................................           1,438            1,553
Valuation reserves ...........................          (2,960)          (2,960)
                                                       -------          -------
                                                       $ 2,796          $ 3,659
                                                       =======          =======

Included in other assets are notes receivable from officers of the Company in the aggregate amount of $1,385. The notes receivable are demand notes, $860 of which is collateralized by the proceeds from certain life insurance policies and bear interest at 7.3%. The remaining $525 relates primarily to non-interest bearing loans in connection with officers relocation expenses. The Company does not intend to demand repayment of these notes during fiscal 2001.

The note receivable of $2,933 from ECB, Inc. arose in connection with the 1996 sale of the Company’s environmental business and bears interest, payable quarterly, at a rate of 6%. Annual principal payments commenced in April 1999 with the minimum principal payments being $250, $500, and $750, for 1999, 2000, and 2001, respectively, with the balance due April 30, 2002.

8.   OTHER CURRENT LIABILITIES

Other current liabilities consist of:

                                                         2000             1999
                                                       -------          -------
Accounts payable to franchisees ....................   $ 5,788          $ 3,882
Salaries, wages and commissions payable ............     4,356            3,266
Unexpended advertising fund ........................       783              509
Payable to former franchisees pursuant to
    franchise acquisitions .........................     3,975              294
Accrued franchise arbitration expenses .............      --                279
Accrued expenses in connection with the disposition
    of the environmental segment ...................       188              667
Accrued operating expenses and other liabilities ...     2,634            3,353
                                                       -------          -------
                                                       $17,724          $12,250
                                                       =======          =======

9.   EMPLOYEE SAVINGS PLAN

The Company has a 401(k) Profit Sharing Trust and Plan in which employees not currently covered by a collective bargaining agreement are eligible to participate. None of the Company’s employees is currently covered by a collective bargaining agreement. The plan was established in 1995 and through December 31, 1998, was non-contributory. Effective January 1, 1999, the Board of Directors elected to match 25% of the employees’ contributions. The Company contributed $526 and $425 for 2000 and 1999, respectively.

10.   STOCK OPTION PLAN

The Company maintains a Key Employees Stock Option Plan and an Omnibus Equity Plan which provide for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. These plans currently provide for the granting of options to purchase up to 1,267,572 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company’s common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price. All options were granted at fair market value at dates of grant.

In 1999 and 1998 the Company granted to certain officers of the Company options to purchase up to a maximum of 57,916 shares and 51,875 shares, respectively, of the Company’s common stock. The options had an exercise price of $17.00 and $10.22 per share, respectively, which was the fair market value on the dates of grant. The number of options was dependent on the officers meeting certain performance criteria. As of December 31, 1999 and 1998, the officers had been granted options to purchase 16,250 shares and 49,441 shares of common stock. For the years ended December 31, 1999 and 1998 the Company recorded compensation expense of zero and $410 associated with the option grants. In 2000 the Company did not grant options to purchase the Company’s common stock that were dependent upon meeting certain performance criteria.

Directors of the Company who are not employees currently hold options to acquire a total of 310,000 shares pursuant to option plans and agreements, including 60,000 awarded in 2000 under the Company’s Omnibus Equity Plan. The exercise price under all of such options was the fair market value as of the date of grant.

Changes in shares, under all current and former plans and other arrangements, for 2000, 1999 and 1998 are summarized as follows:

2000	1999	1998
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding, beginning of year	1,278,249	$ 9.97	1,102,878	$ 8.75	840,312	$ 7.26
Granted	277,750	12.41	273,808	15.81	312,566	12.29
Exercised	(149,000)	10.14	(7,812)	10.06	(43,750)	5.20
Canceled	(28,125)	11.43	(90,625)	12.87	(6,250)	10.22

Outstanding, end of year	1,378,874	10.39	1,278,249	9.97	1,102,878	8.75

Options exercisable, end of year	900,974	$ 8.88	876,125	$ 8.22	669,062	$ 7.32

Weighted average fair value of options granted during the year	$ 6.51		$ 6.58		$ 6.31

Outstanding stock options at December 31, 2000 consist of the following:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Price	Shares	Weighted Average Price

		(Years)
$ 5.20 - $ 9.28	581,250	3.2	$ 6.44	566,250	$ 6.37
10.22 - 14.44	634,999	3.8	12.28	301,849	12.70
15.15 - 23.19	162,625	4.2	17.15	32,875	17.03

$ 5.20 - $23.19	1,378,874	3.6	$ 10.39	900,974	$ 8.88

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 6.6%, volatility of 74%, and zero dividend yield for 2000; a risk-free interest rate of 6.1%, volatility of 27%, and zero dividend yield for 1999; and a risk-free interest rate of 6.5%, volatility of 55% and zero dividend yield for 1998, with expected lives of six years for all periods. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If compensation expense was determined based on the fair value method under the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                               2000         1999         1998
                                             --------     --------     --------
Net income ..................  As reported   $ 10,969     $  7,263     $  5,882
                               Pro forma       10,194        6,803        5,581

Basic earnings per share ....  As reported   $   1.12     $   0.76     $   0.64
                               Pro forma         1.04         0.71         0.61

Diluted earnings per share ..  As reported   $   1.06     $   0.72     $   0.61
                               Pro forma         0.99         0.68         0.58

As of December 31, 2000, there were 922,264 shares of common stock under the Stock Option Plans that were available for future grant.

11.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its offices, training facilities, and certain equipment under operating and capitalized lease obligations. Operating leases expire on various dates through 2014. The Company recognizes rent expense on a straight line basis and records deferred rent based on the difference between cash paid and straight line expense. Rent expense was $7,342, $5,457, and $3,331 for 2000, 1999, and 1998, respectively.

The Company has entered into a contract with a provider to purchase $15,000 in courseware through June 30, 2004. That contract specifies minimum purchases of $2,000, $4,500, $5,500, and $3,000 in 2001. 2002, 2003, and 2004, respectively.

        Under the terms of the leases, future minimum commitments at December 31, 2000 are as follows:

                                                         Capital       Operating
                                                          Leases         Leases
                                                        ---------      ---------
     Year ending December 31
          2001 ....................................     $     113      $   7,497
          2002 ....................................          --            8,941
          2003 ....................................          --            8,735
          2004 ....................................          --            8,263
          2005 ....................................          --            7,045
          2006 & after ............................          --           31,839
                                                        ---------      ---------
      Total future minimum lease payment ..........           113      $  72,320
                                                                       =========
     Less: Amount representing interest ...........           (10)
                                                        ---------
                                                              103
     Less: Current portion ........................          (103)
                                                        ---------
                                                        $    --
                                                        =========

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.   ACQUISTIONS

In 1999 the Company purchased the assets of its franchises in Albuquerque, New Mexico, Charlotte, North Carolina, Sacramento and Stockton, California, San Antonio, Texas, and Denver, Colorado. The consideration paid included $26,034 in cash, net of cash acquired, and 183,679 shares of the Company’s common stock. Based upon the average price of the Company’s stock seven days before and after the date of the transaction, total consideration paid for the acquisitions was $29,017. The selling shareholders will receive additional cash consideration if certain performance targets are achieved. The acquisitions have been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. The acquisitions resulted in goodwill of $29,049 which is being amortized over 25 years.

Additional consideration for previous acquisitions

During the twelve months ended December 31, 2000, the Company granted additional consideration for previous acquisitions consisting of $10,126 in cash and 201,459 in shares of the Company’s stock valued at $3,792 due to the acquired centers meeting certain performance targets.

If the results from the acquired locations had been included in the results of operations at the beginning of 1999, the Company’s revenue, net income, and earnings per share would have approximated the following:

                                                                         1999
                                                                     -----------
           Revenue ........................................          $   123,114

           Net Income .....................................                7,020

           Basic Earnings Per Share .......................                 0.72

           Diluted Earnings Per Share .....................                 0.69

13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data for continuing operations for 2000 and 1999 is as follows:

                                        First     Second      Third      Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                       -------    -------    -------    -------
Year ended December 31, 2000
Revenues ...........................   $34,025    $36,649    $35,970    $36,054
Operating income ...................     4,546      5,265      4,533      3,752
Net income .........................     2,704      3,169      2,752      2,344
Basic earnings per share ...........      0.28       0.33       0.28       0.24
Diluted earnings per share .........      0.27       0.31       0.26       0.23

                                        First     Second      Third      Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                       -------    -------    -------    -------
Year ended December 31, 1999
Revenues ...........................   $22,102    $27,900    $30,581    $30,893
Operating income ...................     2,410      3,922      4,712         83
Net income .........................     1,619      2,474      3,011        159
Basic earnings per share ...........      0.17       0.26       0.32       0.02
Diluted earnings per share .........      0.16       0.25       0.30       0.02

14.   SEGMENT REPORTING

The Company operates in two business segments – company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue such as from Nova Vista and the Corporate Education Solutions (CES) program. The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company’s segments is as follows:

                                      Company-
                                       owned                Executive   Consol-
                                      Centers  Franchising   Office     idated
                                      --------   --------   --------   ---------
For the year ended December 31, 2000
------------------------------------
Revenues from external customers .... $111,319   $ 31,379   $   --     $142,698
Interest income .....................      314        189       --          503
Interest expense ....................     (259)       (59)      --         (318)
Depreciation and amortization expense    6,879        832       --        7,711
Income tax expense ..................    2,798      4,514       --        7,312
Net income ..........................    4,124      6,845       --       10,969
Net deferred tax asset ..............      900      1,047       --        1,947
Total assets ........................   96,554     21,268      5,246    123,068
Additions to property, plant and
     equipment ......................    4,798      3,899       --        8,697

For the year ended December 31, 1999
------------------------------------
Revenues from external customers .... $ 86,520   $ 24,956   $   --     $111,476
Interest income .....................      453        190       --          643
Interest expense ....................     (331)       (23)      --         (354)
Depreciation and amortization expense    5,183        891       --        6,074
Write-off of management system ......     --        3,338       --        3,338
Income tax expense ..................    2,853      1,300       --        4,153
Net income ..........................    5,027      2,236       --        7,263
Net deferred tax asset ..............      (80)     1,771       --        1,691
Total assets ........................   85,537     16,294      3,253    105,084
Additions to property, plant and
     equipment ......................    4,840      1,922        (14)     6,748

For the year ended December 31, 1998
------------------------------------
Revenues from external customers .... $ 52,545   $ 20,084   $   --     $ 72,629
Interest income .....................      971        453       --        1,424
Interest expense ....................     (229)       (26)      --         (255)
Depreciation and amortization expense    3,456        550       --        4,006
Income tax expense ..................    1,308      2,505       --        3,813
Net income ..........................    2,526      3,356       --        5,882
Net deferred tax asset ..............      249        972       --        1,221
Total assets ........................   45,194     21,631     19,921     86,746
Additions to property, plant and
     equipment ......................    2,445      5,914       --        8,359

15.   SUBSEQUENT EVENT

On January 31, 2001 the Company purchased its franchise in Indianapolis, Indiana. The consideration paid included $4,892 in cash, net of cash acquired. The selling shareholders will receive additional cash consideration if certain performance targets are achieved.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

NAME                       AGE    POSITION
----                       ---    --------

Curtis Lee Smith, Jr ....   73    Chairman of the Board

Thomas J. Bresnan .......   48    President and Chief Executive Officer

Stuart O. Smith .........   67    Vice Chairman of the Board and Secretary

Robert S. McMillan ......   49    Vice President, Treasurer and Chief Financial
                                  Officer

Kenneth M. Hagerstrom ...   42    President - Company-owned Center Division
                                  Executive Vice President - New Horizons
                                  Computer Learning Centers, Inc.

*The description of executive officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Set forth below is a brief description of the background of those executive officers of the Company who are not Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001.

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

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption “Certain Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements
The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:
Page

Reports of Independent Auditors	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Earnings	F-3
Consolidated Statements of Comprehensive Income	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 to F-7
Notes to Consolidated Financial Statements	F-8 to F-18
(a) (2)

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	Exhibits

Reference is made to the Exhibit Index at sequential page 23 hereof.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ending December 31, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Santa Ana, California this 30th day of March, 2001.

NEW HORIZONS WORLDWIDE, INC.

By:  /s/  Curtis Lee Smith, Jr.
Curtis Lee Smith, Jr., Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                                Date
---------                     -----                                ----

/s/Curtis Lee Smith, Jr.     Chairman,                      )
------------------------     (Principal Executive Officer)  )
Curtis Lee Smith, Jr.                                       )
                                                            )
                                                            )
                                                            )
/s/Robert S. McMillan        Vice President, Treasurer and  )
---------------------        Chief Financial Officer        )
Robert S. McMillan           (Principal Financial and       )
                             Accounting Officer)            )
                                                            )
                                                            )
/s/Stuart O. Smith           Director                       )
------------------                                          )
Stuart O. Smith                                             )
                                                            )
                                                            )   March 30, 2000
/s/Thomas J. Bresnan         Director                       )
--------------------                                        )
Thomas J. Bresnan                                           )
                                                            )
                                                            )
/s/David A. Goldfinger       Director                       )
----------------------                                      )
David A. Goldfinger                                         )
                                                            )
                                                            )
/s/Richard L. Osborne        Director                       )
---------------------                                       )
Richard L. Osborne                                          )
                                                            )
                                                            )
/s/Scott R. Wilson           Director                       )
------------------                                          )
Scott R. Wilson                                             )
                                                            )
                                                            )
/s/William H. Heller         Director                       )
--------------------                                        )
William H. Heller                                           )
                                                            )

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of the Registrant(1)

3.2	By-laws of the Registrant(1)

3.3	Amendment to Certificate of Incorporation of the Registrant(3)

4.1	Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant(6)

4.2	Business Loan Agreement between the Registrant and Bank of America, N. A.(8)

4.3	Amendment No. 1 to the Business Loan Agreement between the Registrant and Bank of America, NA *

4.4	Amendment No. 2 to the Business Loan Agreement between the Registrant and Bank of America, NA *

4.5	Amendment No. 3 to the Business Loan Agreement between the Registrant and Bank of America, NA *

4.6	Amendment No. 4 to the Business Loan Agreement between the Registrant and Bank of America, NA *

4.7	Amendment No. 5 to the Business Loan Agreement between the Registrant and Bank of America, NA *

10.1†	Omnibus Equity Plan of the Registrant(2)

10.2†	Standard form of Stock Option Agreement executed by recipients of options under Omnibus Equity Plan(9)

10.3†	Key Employees Stock Option Plan of the Registrant(1)

10.4†	Amendment No. 1 to the Key Employees Stock Option Plan of the Registrant(6)

10.5†	Stock Option Agreement dated August 6, 1992, between the Registrant and Thomas J. Bresnan(6)

10.6†	Stock Option Agreement dated January 22, 1998, between the Registrant and Kenneth Hagerstrom based on performance criteria(5)

10.7†	Stock Option Agreement dated January 22, 1998, between the Registrant and Robert S. McMillan based on performance criteria(5)

10.8†	Stock Option Agreement dated January 15, 1999, between the Registrant and Kenneth Hagerstrom based on performance criteria(7)

10.9†	Stock Option Agreement dated January 15, 1999, between the Registrant and Robert S. McMillan based on performance criteria(7)

10.10†	Outside Directors Stock Option Plan of the Registrant(1)

10.11†	Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant(6)

10.12†	1997 Outside Directors Elective Stock Option Plan of the Registrant(2)

10.13†	Form of Option Agreement executed by recipients of options under 1997 Outside Directors Elective Stock Option Plan(2)

10.14†	Stock Option Agreement dated September 19, 1996, between the Registrant and David A. Goldfinger(2)

10.15†	Stock Option Agreement dated September 19, 1996, between the Registrant and William Heller(2)

10.16†	Stock Option Agreement dated September 19, 1996, between the Registrant and Richard L. Osborne(2)

10.17†	Stock Option Agreement dated September 19, 1996, between the Registrant and Scott R. Wilson(2)

10.18†	Stock Option Agreement dated December 15, 2000, between the Registrant and David A. Goldfinger *

10.19†	Stock Option Agreement dated December 15, 2000, between the Registrant and William Heller *

10.20†	Stock Option Agreement dated December 15, 2000, between the Registrant and Richard L. Osborne *

10.21†	Stock Option Agreement dated December 15, 2000, between the Registrant and Scott R. Wilson *

10.22†	Form of Indemnity Agreement with Directors and Officers of the Registrant(6)

10.23†	New Horizons Worldwide 401(k) Profit Sharing Trust and Plan (6)

10.24†	Warrants for the purchase of 43,750 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - December 31, 1997(4)

10.25†	Relocation agreement dated July 27, 1999, between the Registrant and Thomas J. Bresnan(8)

10.26†	Promissory note dated August 31, 1999, between the Registrant and Thomas J. Bresnan(9)

10.27†	Amendment dated January 4, 2000, to relocation agreement between the Registrant and Thomas J. Bresnan(9)

10.28†	Promissory note dated October 14, 1999, between the Registrant and Kenneth M. Hagerstrom(9)

10.29†	Severance agreement dated January 4, 2000, between the Registrant and Kenneth M. Hagerstrom(9)

10.30†	Severance agreement dated January 4, 2000, between the Registrant and Robert S. McMillan(9)

10.31	Lease Agreement dated February 15, 2000, between New Horizons Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Registrant(9)

10.32	Lease Agreement dated April 27, 2000, between New Horizons Worldwide, Inc. and 1114 Trizechahn-Swig, guaranteed by the Registrant(10)

21.1	Subsidiaries to the Registrant *

23.1	Consent of Deloitte & Touche LLP *

(1)	Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
(2)	Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-56585).
(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.
(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(9)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-Q for the period ended June 30, 2000.

*	Filed herewith

†	Compensatory plan or arrangement