Form 10-Q
period 2001-03-31
NEW HORIZONS WORLDWIDE INC
filed 2001-05-15
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from      Not Applicable      to __________________

Commission File Number      0-17840

NEW HORIZONS WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2941704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes          X               No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at March 31, 2001:   9,960,397

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
New Horizons Worldwide, Inc. and Subsidiaries

March 31, 2001 and December 31, 2000
(Dollars in thousands)

                                                          March 31,     December
                                                            2001        31, 2000
                                                        (unaudited)
Assets

Current assets:
     Cash and cash equivalents .....................     $    823       $  5,515
     Accounts receivable, less allowance for
          doubtful accounts of $768 in 2001 and $717
          in 2000 ..................................       24,822         21,671
     Inventories ...................................        1,499          1,362
     Prepaid expenses ..............................        2,980          1,932
     Deferred income tax assets ....................        2,796          2,796
     Other current assets ..........................          370            469

         Total current assets ......................       33,290         33,745

Property, plant and equipment, net .................       23,835         18,193

Excess of cost over net assets of acquired companies,
     net of accumulated amortization of $6,542 in
     2001 and $5,830 in 2000 .......................       71,429         67,234

Cash surrender value of life insurance .............        1,100          1,100

Other assets .......................................        2,742          2,796

Total Assets .......................................     $132,396       $123,068
                                                         ========       ========

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Balance Sheets
New Horizons Worldwide, Inc. and Subsidiaries

March 31, 2001 and December 31, 2000
(Dollars in thousands)

                                                          March 31,     December
                                                            2001        31, 2000
                                                        (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of long-term obligations ......     $      78    $     103
     Accounts payable ..............................         4,130        3,215
     Deferred revenue ..............................        10,755       10,120
     Income taxes payable ..........................           783        1,600
     Accounts payable to franchises ................         6,575        5,788
     Other current liabilities .....................         9,565       11,936

         Total current liabilities .................        31,886       32,762

Long-term obligations, excluding current portion ...         6,600         --
Deferred income tax liability ......................           849          849
Deferred rent ......................................           570          833
Other long-term liabilities ........................          --              3
         Total liabilities .........................        39,905       34,447

Stockholders' equity:
     Preferred stock without par value, 2,000,000
         shares authorized, no shares issued .......          --           --
     Common stock, $.01 par value, 15,000,000
         shares authorized; issued and
         outstanding 10,145,397 shares in 2001
         and 10,083,038 shares in 2000 .............           101          101
in 1999 and 9,788,583 shares in 1999
     Additional paid-in capital ....................        42,971       42,069
     Retained earnings .............................        50,717       47,749
     Treasury stock at cost - 185,000 shares
        in 2001 and 2000 ...........................        (1,298)      (1,298)

         Total stockholders' equity ................        92,491       88,621

Total Liabilities & Stockholders' Equity ...........     $ 132,396    $ 123,068
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Earnings
New Horizons Worldwide, Inc. and Subsidiaries

Three Months ended March 31, 2001 and March 31, 2000
(unaudited)
(Dollars in thousands except Earnings Per Share)

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                         2001           2000
Revenues
     Franchising
         Franchise fees ............................   $   305         $   501
         Royalties .................................     6,112           5,453
         Other .....................................     3,899           1,117
         Total franchising revenues ................    10,316           7,071

     Company-owned training centers ................    30,816          26,954
         Total revenues ............................    41,132          34,025

Cost of revenues ...................................    19,841          15,773

Selling, general and administrative expenses  ......    16,605          13,706

Operating income ...................................     4,686           4,546

Interest expense, net ..............................         1              40

Income before provision for income taxes ...........     4,685           4,506

Provision for income taxes .........................     1,874           1,802

Net income .........................................   $ 2,811         $ 2,704
                                                       =======         =======

Basic Earnings Per Share ...........................   $  0.28         $  0.28
                                                       =======         =======

Diluted Earnings Per Share .........................   $  0.27         $  0.27
                                                       =======         =======

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
New Horizons Worldwide, Inc. and Subsidiaries

Three Months ended March 31, 2001 and March 31, 2000
(unaudited)
(Dollars in thousands)

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                         2001           2000
Cash flows from operating activities
Net income .........................................    $  2,811       $  2,704
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization .................       2,444          1,832
     Stock-based compensation ......................          25           --
     Cash provided (used) from the change in
       (net of effects of acquisitions):
         Accounts receivable, net ..................      (2,847)        (2,068)
         Inventories ...............................        (120)          (138)
         Prepaid expenses and other current assets .        (940)           (81)
         Other assets ..............................          54            (24)
         Accounts payable ..........................         868            588
         Deferred revenue ..........................         365            268
         Accounts payable to franchises ............         765            487
         Other current liabilities .................      (2,576)           482
         Income taxes payable ......................        (813)           270
         Deferred rent .............................        (290)           (14)
              Net cash provided  by operating
                activities .........................        (254)         4,306

Cash flows from investing activities
     Additions to property, plant and equipment ....      (7,083)        (1,831)
     Cash paid for acquired companies, net of cash
         acquired ..................................      (4,926)          --
     Cash paid for previous acquisitions ...........         999           --
         Net cash (used) provided by investing
              activities ...........................     (11,010)        (1,831)

Cash flows from financing activities
     Proceeds from issuance of common stock ........        --              712
     Proceeds from debt obligations ................      11,100             21
     Principal payments on debt obligations ........      (4,528)        (2,268)
         Net cash used by financing activities .....      (6,572)        (1,535)

Net increase in cash and cash equivalents ..........      (4,692)           940

Cash and cash equivalents at beginning of period ...       5,515          2,868
Cash and cash equivalents at end of period .........    $    823       $  3,808
                                                        ========       ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest ..................................    $     67       $    118
                                                        ========       ========
         Income taxes ..............................    $  2,574       $  1,392
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
New Horizons Worldwide, Inc. and Subsidiaries

Three Months ended March 31, 2001 and March 31, 2000
(unaudited)
(Dollars in thousands)

Supplemental Disclosure of Noncash Transactions

                                                          Three Months Ended
                                                        March 31,     March 31,
                                                          2001           2000
Noncash investing and financing activities:

Income tax benefit from exercise of stock options
          and warrants ...........................    $          4   $       253
                                                      ============   ===========

During the three months ended March 31, 2001, the Company completed the acquisition of the Indianapolis, Indiana franchise summarized as follows (Note 4):

         Fair value of assets acquired .......................          $ 5,654

         Cash paid, net of cash acquired .....................           (4,926)

         Liabilities assumed .................................          $   728
                                                                        =======

During the three months ended March 31, 2001, the Company issued 59,859 shares of common stock with a value of $873 at the date of issuance as additional consideration for previous acquisitions.

During the three months ended March 31, 2000, the Company issued 3,855 shares of common stock with a value of $46 at the date of issuance as additional consideration for a previous acquisition.

Notes to Condensed Consolidated Financial Statements
New Horizons Worldwide, Inc. and Subsidiaries

For the Three Months ended March 31, 2001 and March 31, 2000
(unaudited)
(Dollars in thousands except Earnings Per Share)

Note 1

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and March 31, 2000. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2000.

Note 2	Certain items on the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 3

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

                                       Company-
                                         owned     Fran-    Executive    Consol-
                                        Centers   chising     Office     idated

     For the three months ended March 31, 2001

     Revenues from external customers  $ 30,816   $ 10,316   $   --     $ 41,132
     Depreciation and amortization
       expense ......................     2,029        415       --        2,444
     Income tax expense .............       743      1,131       --        1,874
     Net income .....................       984      1,827       --        2,811

     Total assets ...................   105,278     25,871      1,247    132,396
     Additions to property, plant
        and equipment ...............     4,411      2,672       --        7,083

     For the three months ended March 31, 2000

     Revenues from external customers  $ 26,954   $  7,071   $   --     $ 34,025
     Depreciation and amortization
       expense ......................     1,616        216       --        1,832
     Income tax expense .............       904        898       --        1,802
     Net income .....................     1,336      1,368       --        2,704

     Total assets ...................    86,348     18,223      3,765    108,336
     Additions to property, plant
        and equipment ...............     1,728        103       --        1,831
Note 4

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

                                                     Three Months Ended
                                           March 31,  2001        March 31, 2000

                           Basic EPS             9,954,965             9,646,175

                           Diluted EPS          10,456,443            10,116,784
The difference between the shares used for calculating Basic EPS and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

Note 5	Acquisitions

On January 31, 2001 the Company purchased the business of its franchise in Indianapolis, Indiana. The consideration paid included $4,926 in cash, net of cash acquired. The selling shareholders will receive additional cash consideration if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. The acquisition resulted in goodwill of $5,033 which is being amortized over 25 years.

If the results from the acquired location had been included in the results of operations at the beginning of each period presented below, the Company’s revenue, net income, and earnings per share would have approximated the following:

                                                      Three Months Ended
                                           March 31,  2001        March 31, 2000

           Revenue ......................  $       41,472        $       34,933

           Net Income ...................  $        2,785         $       2,717

           Basic Earnings Per Share .....  $         0.28         $        0.28

           Diluted Earnings Per Share ...  $         0.27         $        0.27
Note 6	New Accounting Pronouncements

On December 3, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101) which the Company adopted in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the financial statements.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation.” FIN 44 is an interpretation of Accounting Principal Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory, the accounting consequences of modification to the terms of previously issued stock options or similar awards and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company’s financial condition or results of operations.

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

Note 7	Subsequent Event

On April 2, 2001 the Company purchased the assets of its franchise in Atlanta, Georgia. The consideration paid included $16 million in cash, all of which was obtained from the Company’s acquisition line of credit, and 113,984 shares of the Company’s common stock. Based upon the closing price of the New Horizons stock as of April 2, 2001 ($14 1/16) the acquisition is valued at approximately $17.6 million. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved.

PART I.  FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

General

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad.

Corporate revenues are defined as revenues from company-owned training centers, initial franchise fees, royalties, and other revenues from franchised operations. System-wide revenues are defined as total revenues from all centers, both company-owned and franchised. System-wide revenues are used to gauge the growth rate of the entire New Horizons training network.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, its product procurement company, and revenue earned from the Corporate Education Solutions (CES) program, a program to service large customers. Cost of revenues consists primarily of costs associated with courseware development and procurement, and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, CES support, advertising expenses, and franchise sales expenses.

Revenues

Revenues increased $7,107 or 20.9% to $41,132 for the first quarter of 2001 compared to $34,025 for the first quarter of 2000. This was primarily due to improved revenues at company-owned locations, additional revenues resulting from the acquisition of the Indianapolis franchise in the first quarter of 2001, revenue from the sale of third-party courseware to the franchisees, revenue increases at franchises that were open more for than twelve months, and additional franchises added to the system.

System-wide revenues for the first quarter were $137,098, up 11.3% from $123,147 for the same period in 2000. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, grew 9.3% in the first quarter of 2001 compared to the same period in 2000.

Cost of Revenues

Cost of revenues increased $4,068 or 25.8% for the first quarter of 2001 compared to the same period in 2000. As a percentage of revenues, cost of revenues increased to 48.2% in the first quarter of 2001 from 46.4% in the first quarter of 2000. The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the quarter as discussed above and the costs of the Company’s eLearning initiative and an integrated software package for the training centers. The increase as a percentage of revenues was due to increased franchise support and the eLearning initiative and training centers’ integrated software package costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,899 or 21.2% for the first quarter of 2001 as compared to the first quarter of 2000. As a percentage of revenues, selling, general and administrative expenses increased to 40.4% for the first quarter of 2001 from 40.3% for the same period in 2000. The increase in selling, general and administrative expenses in absolute dollars was due to increased spending in the areas of sales and marketing and CES and additional expenses resulting from the inclusion of the Indianapolis center. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to lower revenue growth in the company-owned centers.

Interest Expense, Net

Interest expense decreased $74 or 52.1% for the first quarter of 2001 when compared to the first quarter of 2000. The lower interest expense was due mainly to a decrease in debt outstanding.

Interest income decreased $35 or 34.3% for the first quarter of 2001 compared to the same period in 2000. As a percentage of revenues, investment income decreased to 0.2% for the first quarter of 2001 when compared to 0.3% for the first quarter of 2000. The decrease in investment income in absolute dollars was due mainly to the use of funds to purchase the Indianapolis franchise in the first quarter, 2001 and for the payment of additional consideration required under the terms of previous acquistions.

Income Taxes

The Company’s effective tax rate was 40.0% for the first quarter of 2001 and 2000.

Liquidity and Capital Resources

As of March 31, 2001, the Company’s working capital was $1,404 and its cash and cash equivalents totaled $823. Working capital as of March 31, 2001 reflected an increase of $421 or 42.8% from $983 as of December 31, 2000. The increase is due mainly to lower borrowings in 2001 for franchise buy-backs.

Through March 31, 2001, the Company maintained a $25 million credit facility with a commercial bank, $20 million of which was for future business acquisitions and $5 million of which was for short-term financing requirements. Total borrowings in the first quarter of 2001 were $11 million. Five million dollars of such borrowings were used to acquire its franchise in Indianapolis, Indiana. The outstanding balance as of March 31, 2001 was $6.6 million at an interest rate of the bank’s prime (8.0% at March 31, 2001) less 0.5%. As of March 31, 2001, the Company had $16.3 million and $2.1 million available for borrowing under the acquisition and short-term financing portions of the credit facility, respectively. On April 2, 2001, the company borrowed an additional $16 million to acquire its franchise in Atlanta, Georgia. On April 25, 2001, the Company executed a credit agreement providing a revolving credit facility of up to $65 million.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first three months of 2001 the Company spent $7,083 on capital items. Capital expenditures for 2001 are expected to total approximately $16 million.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business.

Information About Forward-Looking Statements

The statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act.

Important factors which may result in variations from results contemplated by such forward-looking statements include, but are by no means limited to: (1) the Company’s ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training which could have more favorable economics with respect to timing and delivery costs; (2) the Company’s ability to attract and retain qualified instructors; (3) the rate at which new software applications are introduced by manufacturers and the Company’s ability to keep up with new applications and enhancements to existing applications; (4) the level of expenditures devoted to upgrading information systems and computer software by customers; (5) the Company’s ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (6) the Company’s ability to manage the growth of its business.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of March 31, 2001, the Company’s total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from March 31, 2001 rates, and assuming no changes in long-term debt from the March 31, 2001 levels, the additional annual expense would be approximately $66 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

PART II.  FINANCIAL INFORMATION
(Dollars in thousands)

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c)  Recent Sale of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q other than the following:

On January 6, 2001, the Company issued 59,859 shares of the Company’s common stock as additional consideration to previously acquired franchises for certain performance targets achieved. The average price of the Company’s stock seven days before and after the date of the transaction was $14.88 per share of common stock. Thus, the aggregate value of the 59,859 shares of common stock on the date of the transaction was $891.

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

NEW HORIZONS WORLDWIDE, INC.
(Registrant)

Date: May 15, 2001	By:	/s/________________________________________
Robert S. McMillan
NEW HORIZONS WORLDWIDE, INC.
Chief Financial Officer