Form 10-Q
period 2001-06-30
NEW HORIZONS WORLDWIDE INC
filed 2001-08-14
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 2001

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

Yes          X               No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at June 30, 2001:   10,181,700.

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

New Horizons Worldwide, Inc. and Subsidiaries

June 30, 2001 and December 31, 2000
(Dollars in thousands)

                                                               June     December
                                                             30, 2001   31, 2000
                                                            (unaudited)
Assets
Current assets:
     Cash and cash equivalents ...........................   $  1,838   $  5,515
     Accounts receivable, less allowance for doubtful
         accounts of $817 in 2001 and $717 in 2000 .......     26,808     21,671
     Inventories .........................................      1,784      1,362
     Prepaid expenses ....................................      3,486      1,932
     Income tax receivable ...............................        671       --
     Deferred income tax assets ..........................      2,796      2,796
     Other current assets ................................        413        469

         Total current assets ............................     37,796     33,745

Property, plant and equipment, net .......................     24,587     18,193

Excess of cost over net assets of acquired companies,
        net of accumulated amortization of $7,481 in 2001
        and $5,830 in 2000 ...............................     94,940     67,234

Cash surrender value of life insurance ...................      1,100      1,100

Other assets .............................................      3,630      2,796

Total Assets .............................................   $162,053   $123,068
                                                             ========   ========

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Balance Sheets

New Horizons Worldwide, Inc. and Subsidiaries
June 30, 2001 and December 31, 2000
(Dollars in thousands)

                                                               June     December
                                                             30, 2001   31, 2000
                                                            (unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt .................    $     80   $    103
     Accounts payable ..................................       4,232      3,215
     Deferred revenue ..................................      10,821     10,120
     Income taxes payable ..............................        --        1,600
     Accounts payable to franchises ....................       7,776      5,788
     Other current liabilities .........................      12,321     11,936

         Total current liabilities .....................      35,230     32,762

Long-term debt .........................................      27,320       --
Deferred income tax liability ..........................         849        849
Deferred rent ..........................................         538        833
Other long-term liabilities ............................        --            3

         Total liabilities .............................      63,937     34,447

Stockholders' equity:
     Preferred stock without par value, 2,000,000 shares
         authorized, no shares issued ..................        --          --
     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 10,366,700
         shares in 2001 and 10,083,038 shares in 2000 ..         104        101
     Additional paid-in capital ........................      46,488     42,069
     Retained earnings .................................      52,822     47,749
     Treasury stock at cost - 185,000 shares in 2001
         and 2000 ......................................      (1,298)    (1,298)

         Total stockholders' equity ....................      98,116     88,621

Total Liabilities & Stockholders' Equity ...............    $162,053   $123,068
                                                            ========   ========

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Earnings

New Horizons Worldwide, Inc. and Subsidiaries
Six and Three Months ended June 30, 2001 and June 30, 2000
(unaudited)
(Dollars in thousands except Earnings Per Share)

                                      Six Months Ended       Three Months Ended
                                      June        June        June        June
                                    30, 2001    30, 2000    30, 2001    30, 2000
Revenues
   Franchising
        Franchise fees ...........  $    694    $    869         389    $    368
        Royalties ................    12,317      11,445       6,205       5,992
        Other ....................     8,472       2,487       4,573       1,370
        Total franchising revenues    21,483      14,801      11,167       7,730
   Company-owned training centers     64,370      55,873      33,554      28,919
        Total revenues ...........    85,853      70,674      44,721      36,649

Cost of revenues .................    43,228      32,437      23,387      16,664

Selling, general and
   administrative expenses .......    34,147      28,426       7,542      14,720

Operating income .................     8,478       9,811       3,792       5,265

Interest income(expense), net ....      (284)        (23)       (283)         17

Income before income taxes .......     8,194       9,788       3,509       5,282

Provision for income taxes .......     3,277       3,915       1,403       2,113

Net income .......................  $  4,917    $  5,873    $  2,106    $  3,169
                                    ========    ========    ========    ========

Basic Earnings Per Share .........  $   0.49    $   0.61    $   0.21    $   0.33
                                    ========    ========    ========    ========
Diluted Earnings Per Share .......  $   0.47    $   0.58    $   0.20    $   0.31
                                    ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

New Horizons Worldwide, Inc. and Subsidiaries

Six Months ended June 30, 2001 and June 30, 2000
(unaudited)
(Dollars in thousands)

                                                            Six Mo.     Six Mo.
                                                             Ended       Ended
                                                             June        June
                                                           30, 2001    30, 2000
Cash flows from operating activities
Net income ..............................................  $  4,917    $  5,873
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation .......................................     3,432       2,657
     Goodwill amortization ..............................     1,651       1,092
     Stock-based compensation ...........................        94        --
     Cash provided (used) from the change in
       (net of effects of acquisitions):
         Accounts receivable, net .......................    (3,279)     (3,431)
         Inventories ....................................      (235)       (212)
         Prepaid expenses and other assets ..............    (2,275)        593
         Accounts payable ...............................       441         523
         Deferred revenue ...............................    (1,296)        147
         Accounts payable to franchises .................     1,802       1,090
         Other current liabilities ......................      (140)        668
         Income taxes payable/receivable ................    (2,261)       (754)
         Deferred rent ..................................      (322)        (29)
              Net cash provided by operating activities .     2,529       8,217

Cash flows from investing activities
     Additions to property, plant and equipment .........    (9,256)     (2,930)
     Cash paid for acquired companies, net of cash
         acquired  ......................................   (20,629)       --
     Cash paid for previous acquisitions ................    (3,615)     (3,488)
         Net cash used by investing activities ..........   (33,500)     (6,418)

Cash flows from financing activities
     Proceeds from issuance of common stock .............      --           731
     Proceeds from debt obligations .....................    27,297       1,522
     Principal payments on debt obligations .............        (3)     (5,041)
         Net cash provided (used) by financing
                activities ..............................    27,294      (2,788)

Net increase in cash and  cash equivalents ..............    (3,677)       (989)

Cash and cash equivalents at beginning of period ........     5,515       2,868
Cash and cash equivalents at end of period ..............  $  1,838    $  1,879
                                                           ========    ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest .......................................  $    305    $    216
                                                           ========    ========
         Income taxes ...................................  $  5,186    $  4,354
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

New Horizons Worldwide, Inc. and Subsidiaries

Six Months ended June 30, 2001 and June 30, 2000
(unaudited)
(Dollars in thousands)

Supplemental Disclosure of Noncash Transactions

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000
Noncash investing and financing activities:
Income tax benefit from exercise of stock options and warrants	$ 10	$ 257

During the six months ended June 30, 2001, the Company completed the acquisition of the Indianapolis, Indiana and Atlanta, Georgia franchises summarized as follows (Note 4):
Fair value of assets acquired		$ 25,712

Value of stock issued		1,652

Cash paid, net of cash acquired		(20,629)

Liabilities assumed		$ 6,735

During the six months ended June 30, 2001, the Company issued 161,803 shares of common stock with a value of $2,666 at the date of issuance as additional consideration for previous acquisitions.

During the six months ended June 30, 2000, the Company issued 74,811 shares of common stock with a value of $1,262 at the date of issuance as additional consideration for previous acquisitions.

Notes to Condensed Consolidated Financial Statements

New Horizons Worldwide, Inc. and Subsidiaries
For the Six Months ended June 30, 2001 and June 30, 2000
(unaudited)
(Dollars in thousands except Earnings Per Share)

Note 1	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 2001 and the results of operations for the six month periods ended June 30, 2001 and June 30, 2000. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2000.

Note 2	The Company operates in two business segments – company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, its product procurement company, and from the Coroprate Education Solutions (CES) program, a program to service large customers. The two segments are identified on the basis of the source of revenues and the services offered.

Information on the Company’s segments is as follows:

                                       Company-
                                        Owned       Fran-   Executive    Consol-
                                        Centers    chising    Office     idated

For the six months ended June 30, 2001

Revenues ...........................   $ 64,370   $ 21,483   $   --     $ 85,853
Depreciation and amortization ......      4,092        991       --        5,083
  expense
Provision for income taxes .........      1,197      2,080       --        3,277
Net income .........................      1,587      3,330       --        4,917

Total assets .......................    129,916     27,729      4,408    162,053
Additions to property, plant .......      5,414      3,842       --        9,256
   and equipment

For the six months ended June 30, 2000

Revenues ...........................   $ 55,873   $ 14,801   $   --     $ 70,674
Depreciation and amortization ......      3,317        432       --        3,749
  expense
Provision for income taxes .........      1,991      1,924       --        3,915
Net income .........................      2,895      2,978       --        5,873

Total assets .......................     89,510     17,083      4,576    111,169
Additions to property, plant .......      2,478        452       --        2,930
   and equipment
Note 3	The Company computes earnings per share based on SFAS No. 128, “Earnings Per Share” (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

The weighted average shares outstanding are as follows:
                         Six Months Ended               Three Months Ended
                   June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000

Basic EPS .......     10,026,648       9,680,551      10,097,543       9,714,927

Diluted EPS .....     10,545,528      10,209,438      10,635,543      10,300,847

Note 4	Acquisitions

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

On April 2, 2001 the Company purchased the assets of its franchise in Atlanta, Georgia. The consideration paid included $15,703 in cash, net of cash acquired, and 113,984 shares of the Company's common stock. The average price of the Company's common stock seven days before and after the date of issuance was $14.49 per share. Thus, the aggregate value of the 113,984 shares of common stock on the date of issuance was $1,652. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company's financial statements from the date of acquisition. The acquisition resulted in goodwill of $18,005, which is being amortized over 25 years.

If the results from the acquired locations had been included in the results of operations at the beginning of each period presented below, the Company's revenue, net income, and earnings per share would have approximated the following:
                                                     Six                Six
                                                Months Ended       Months Ended
                                                June 30, 2001      June 30, 2000

Revenue ..................................      $      89,946      $      80,771

Net Income ...............................      $       5,011      $       6,706

Basic Earnings Per Share .................      $        0.49      $        0.68

Diluted Earnings Per Share ...............      $        0.47      $        0.65
Note 5	Debt

On April 25, 2001, the Company entered into a credit agreement with a commercial bank group that allows for maximum borrowings of up to $65 million, based on certain percentages of eligible accounts receivable and inventory, as defined. The agreement expires on March 31, 2006. Amounts due under the line of credit bear interest at a rate of LIBOR (weighted average of 4.22% as of June 30, 2001) plus 1.5%. Borrowings under the line of credit are collateralized by a first security interest in the capital stock of each of the subsidiaries of the Company and the accounts receivable of the Company.

Note 6	New Accounting Pronouncements

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was approved by the FASB. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill. However, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, its product procurement company, and revenue earned from the Corporate Education Solutions program (CES), a program to service large customers. Cost of revenues consists primarily of costs associated with courseware development and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, CES support, advertising expenses, and franchise sales expenses.

Revenues

Revenues increased $8,072 or 22.0% to $44,721 for the second quarter of 2001 and increased $15,179 or 21.5% for the first half of 2001 compared to the same periods in 2000. This was primarily due to additional revenues resulting from the acquisition of the Indianapolis franchise in February, 2001 and the Atlanta franchise in April, 2001, additional revenue of courseware sales to franchise locations, and additional franchises added to the system.

System-wide revenues for the second quarter were $139,778, up 2.5% from $136,367 for the same period in 2000. For the first half of 2001, system-wide revenues grew 6.7% to $276,876 from $259,514 for the first half of 2000. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, decreased 0.9% in the second quarter of 2001 and grew 3.9% in the first half of 2001 compared to the same periods in 2000.

Cost of Revenues

Cost of revenues increased $6,723 or 40.3% for the second quarter of 2001 and increased $10,791 or 33.3% for the first half of 2001 compared to the same periods in 2000. As a percentage of revenues, cost of revenues increased to 52.3% in the second quarter of 2001 from 45.5% in the second quarter of 2000 and increased to 50.4% for the first half of 2001 from 45.9% for the first half of 2000.

The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the second quarter and the first half of 2001 as discussed above, higher training, facilities and depreciation expenses in and associated with the acquisition of the Indianapolis and Atlanta franchises. The increase in cost of revenues as a percentage of revenues in the second quarter and first half of 2001 resulted primarily from increased third-party courseware sales to the franchisees through Nova Vista, which have a lower gross margin, and an increase in fixed delivery costs in the company-owned training center segment in anticipation of higher revenues which did not materialize.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,822 or 19.2% for the second quarter of 2001 and increased $5,721 or 20.1% for the first half of 2001 compared to the same periods in 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 39.2% for the second quarter of 2001 from 40.2% for the second quarter of 2000 and decreased to 39.8% for the first half of 2001 from 40.2% for the first half of 2000.

The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, national advertising, and the acquisition of the Indianapolis and Atlanta franchises. The decrease in selling, general and administrative expenses as a percent of revenues was primarily due to the increase in revenue and control of the addition of non-revenue producing employees.

Interest Income/Expense, Net

Interest income increased $49 or 37.2% for the second quarter of 2001 and increased $13 or 5.7% for the first half of 2001 compared to the same periods in 2000. As a percentage of revenues, interest income remained at 0.3% for the second quarter of 2001 and at 0.4% for the first half of 2001 compared to the same periods in 2000. The decrease in interest income in absolute dollars was due mainly to the use of funds to purchase the Indianapolis and Atlanta franchises acquired in February and April 2001, respectively, and payments made to reduce the outstanding borrowings against the line of credit.

Interest expense increased $349 or 301% for the second quarter of 2001 and increased $274 or 107% for the first half of 2001 compared to the same periods in 2000. The higher interest expense was due mainly to higher outstanding borrowings in the first six months of 2001 compared to the corresponding period in 2000.

Income Taxes

The Company's effective tax rate was 40.0% for the second quarter and first half of 2001.

Liquidity and Capital Resources

As of June 30, 2001 the Company’s working capital was $2,566 and its cash and cash equivalents totaled $1,838. Working capital as of June 30, 2001 reflected an increase of $1,583 or 161% from $983 as of December 31, 2000.

On April 25, 2001 the Company executed a credit agreement with a commercial bank group providing a revolving credit facility of up to $65 million. The outstanding balance at June 30, 2001 was $27.3 million at an interest rate of LIBOR (weighted average of 4.22% as of June 30, 2001) plus 1.5%. Total borrowings in the quarter equaled $30 million. The amount available under this line as of June 30, 2001 was $36,950.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first six months of 2001 the Company spent approximately $9,256 on capital items. Capital expenditures for 2001 are expected to total approximately $16 million.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of June 30, 2001, the Company’s total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from June 30, 2001 rates, and assuming no changes in long-term debt from the June 30, 2001 levels, the additional annual expense would be approximately $273 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

PART II.  FINANCIAL INFORMATION
(Dollars in thousands)

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c)     Recent Sales of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q other than the following:

On April 2, 2001, the Company issued 113,984 shares of the Company’s common stock to purchase the assets of its franchise in Atlanta. The average price of the Company’s stock seven days before and after the date of issuance was $14.49 per share of common stock. Thus, the aggregate value of the 113,984 shares of common stock on the date of issuance was $1,652.

On June 1, 2001, the Company issued 48,047 shares of the Company’s common stock as additional consideration to a previously acquired franchise for certain performance targets achieved. The average price of the Company’s stock seven days before and after the date of issuance was $18.02 per share of common stock. Thus, the aggregate value of the 48,047 shares of common stock on the date of issuance was $866.

On June 19, 2001, the Company issued 53,897 shares of the Company’s common stock as additional consideration to a previously acquired franchise for certain performance targets achieved. The average price of the Company’s stock seven days before and after the date of issuance was $17.20 per share of common stock. Thus, the aggregate value of the 53,897 shares of common stock on the date of issuance was $927.

Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

PART II: Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit Index

(b)	Reports on Form 8-K.
During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated April 13, 2001 to report the Company’s acquisition, through its indirect wholly-owned subsidiary, New Horizons Computer Learning Center of Atlanta, Inc., a Delaware corporation, of substantially all of the assets used in the Atlanta New Horizons’ computer training business conducted by AppleTree Technologies Incorporated, a Georgia corporation.

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation of the Registrant*

3.2	Amended and Restated By-Laws of the Registrant*

10.1	Credit agreement between the Registrant and Bank of America, N.A. and other financial institutions*

10.2†	Promissory note dated June 1, 2001, between the Registrant and Kenneth M. Hagerstrom*

* Filed herewith
† Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC.
(Registrant)

Date: August 14, 2001	By:	/s/ __________________________________________
Robert S. McMillan
NEW HORIZONS WORLDWIDE, INC.
Chief Financial Officer