Form 10-Q
period 2001-09-30
NEW HORIZONS WORLDWIDE INC
filed 2001-11-14
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 2001

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

1900 S. State College Boulevard, Suite 200, Anaheim, California 92806
(Address of principal executive offices)

(714) 940-8000
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

Yes          X               No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at September 30, 2001:   10,181,700.

PART I:   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

September 30, 2001 and December 31, 2000
(Dollars in thousands)

                                                            September   December
                                                             30, 2001   31, 2000
                                                           (unaudited)
Assets

Current assets:
     Cash and cash equivalents ...........................   $  2,233   $  5,515
     Accounts receivable, less allowance for doubtful
         accounts of $879 in 2001 and $717 in 2000 .......     24,500     21,329
     Inventories .........................................      1,722      1,362
     Prepaid expenses ....................................      2,738      1,932
     Income tax receivable ...............................        525       --
     Deferred income tax assets ..........................      2,796      2,796
     Other current assets ................................        349        469

         Total current assets ............................     34,863     33,403

Property, plant and equipment, net .......................     25,194     18,193

Excess of cost over net assets of acquired companies,
     net of accumulated amortization of $8,470 in 2001
     and $5,830 in 2000 ..................................     93,952     67,234

Cash surrender value of life insurance ...................      1,100      1,100

Other assets .............................................      3,661      2,796

Total Assets .............................................   $158,770   $122,726
                                                             ========   ========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

September 30, 2001 and December 31, 2000
(Dollars in thousands)

                                                            September   December
                                                             30, 2001   31, 2000
                                                           (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt .................   $      10    $     103
   Accounts payable ..................................       3,536        3,215
   Deferred revenue ..................................       9,282       10,120
   Income taxes payable ..............................        --          1,600
   Accounts payable to franchises ....................       6,781        5,446
   Other current liabilities .........................      11,498       11,936

       Total current liabilities .....................      31,107       32,420

Long-term debt .......................................      26,320         --
Deferred income tax liability ........................         849          849
Deferred rent ........................................         537          833
Other long-term liabilities ..........................        --              3
         Total liabilities ...........................      58,813       34,105

Stockholders' equity:
   Preferred stock without par value, 2,000,000 shares
      authorized, no shares issued ...................        --           --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; issued and outstanding 10,366,700
      shares in 2001 and 10,083,038 shares in 2000 ...         104          101
   Additional paid-in capital ........................      46,488       42,069
   Retained earnings .................................      54,663       47,749
   Treasury stock at cost - 185,000 shares in 2001
      and 2000 .......................................      (1,298)      (1,298)

         Total stockholders' equity ..................      99,957       88,621

Total Liabilities & Stockholders' Equity .............   $ 158,770    $ 122,726
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

New Horizons Worldwide, Inc. and Subsidiaries

Nine and Three Months ended September 30, 2001 and September 30, 2000
(unaudited)
(Dollars in thousands except Earnings Per Share)

                                      Nine Months Ended      Three Months Ended
                                     September  September   September  September
                                     30, 2001   30, 2000    30, 2001   30, 2000
Revenues
   Franchising
     Franchise fees ..............   $    943   $  1,682    $    249   $    813
     Royalties ...................     17,545     17,611       5,228      6,166
     Other .......................     12,037      4,114       3,565      1,627
     Total franchising revenues ..     30,525     23,407       9,042      8,606
   Company-owned training centers      94,356     83,237      29,986     27,364
     Total revenues ..............    124,881    106,644      39,028     35,970

Cost of revenues .................     63,752     48,834      20,524     16,397

Selling, general and
   administrative expenses .......     51,165     43,466      17,018     15,040

Operating income .................      9,964     14,344       1,486      4,533

Interest  Expense (Income), net ..        706        (31)        422        (54)

Income from continuing operations
   before income taxes ...........      9,258     14,375       1,064      4,587

Provision for income taxes .......      3,703      5,750         426      1,835

Income from continuing operations       5,555      8,625         638      2,752

Gain from discontinued operations net
   of applicable income taxes of $0     1,203       --         1,203       --

Net income .......................   $  6,758   $  8,625    $  1,841   $  2,752
                                     ========   ========    ========   ========

Basic Earnings Per Share
Income per share from continuing
   operations ....................   $   0.55   $   0.89    $   0.06   $   0.28
Income per share from discontinued
   operations ....................       0.12       --          0.12       --
Net income per share .............   $   0.67   $   0.89    $   0.18   $   0.28
                                     ========   ========    ========   ========

Diluted Earnings Per Share
Income per share from continuing
   operations .....................  $   0.53   $   0.84    $   0.06    $  0.26
Income per share from discontinued
   operations .....................      0.11       --          0.11        --
Net income per share .............   $   0.64   $   0.84    $   0.17    $  0.26
                                     ========   ========    ========    =======

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Nine Months ended September 30, 2001 and September 30, 2000
(unaudited)
(Dollars in thousands)

                                                            Nine Mos.  Nine Mos.
                                                              Ended      Ended
                                                            September  September
                                                            30, 2001   30, 2000
Cash flows from operating activities
Net income ................................................ $  6,758   $  8,625
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation .........................................    5,529      3,961
     Goodwill amortization ................................    2,639      1,735
     Stock-based compensation .............................       94       --
     Cash provided (used) from the change in
       (net of effects of acquisitions):
         Accounts receivable, net .........................   (1,313)      (184)
         Inventories ......................................     (173)      (233)
         Prepaid expenses and other assets ................   (1,494)    (1,052)
         Accounts payable .................................     (255)     2,733
         Deferred revenue .................................   (2,835)       451
         Accounts payable to franchises ...................    1,149      1,248
         Other current liabilities ........................     (963)       733
         Income taxes payable/receivable ..................   (2,115)        94
         Deferred rent ....................................     (323)       (46)
              Net cash provided by operating activities ...    6,698     18,065

Cash flows from investing activities
     Additions to property, plant and equipment ...........  (11,960)    (4,320)
     Cash paid for acquired companies, net of cash acquired  (20,629)      --
     Cash paid for previous acquisitions ..................   (3,615)    (7,099)
         Net cash used by investing activities ............  (36,204)   (11,419)

Cash flows from financing activities
     Proceeds from issuance of common stock ...............     --        1,510
     Net proceeds from debt obligations ...................   26,227     (6,824)
     Principal payments on debt obligations ...............       (3)       (77)
         Net cash provided (used) by financing activities .   26,224     (5,391)

Net (decrease)increase in cash and cash equivalents .......   (3,282)     1,255

Cash and cash equivalents at beginning of period ..........    5,515      2,868
Cash and cash equivalents at end of period ................ $  2,233   $  4,123
                                                            ========   ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest .........................................  $    749  $    216
                                                             ========  ========
         Income taxes .....................................  $  5,314  $  4,354
                                                             ========  ========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Nine Months ended September 30, 2001 and September 30, 2000
(unaudited)
(Dollars in thousands)

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
Noncash investing and financing activities:
Income tax benefit from exercise of stock options and warrants	$ 10	$ 526

During the nine months ended September 30, 2001, the Company completed the acquisition of the Indianapolis, Indiana and Atlanta, Georgia franchises summarized as follows (Note 5):
Fair value of assets acquired		$ 25,712

Value of stock issued		1,652

Cash paid, net of cash acquired		(20,629)

Liabilities assumed		$ 6,735

During the nine months ended September 30, 2001, the Company issued 161,803 shares of common stock with a value of $2,666 at the date of issuance as additional consideration for previous acquisitions.

During the nine months ended September 30, 2000, the Company issued 145,455 shares of common stock with a value of $2,850 at the date of issuance as additional consideration for previous acquistitions.

Notes to Condensed Consolidated Financial Statements

New Horizons Worldwide, Inc. and Subsidiaries

For the Nine Months ended September 30, 2001 and September 30, 2000
(unaudited)
(Dollars in thousands except Earnings Per Share)

Note 1	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 2001 and the results of operations for the nine month periods ended September 30, 2001 and September 30, 2000. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2000.

Note 2	Certain items on the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 3	The Company operates in two business segments – company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, its product procurement company, and from the Corporate Education Solutions (CES) program, a program to service large customers. The two segments are identified on the basis of the source of revenues and the services offered.

Information on the Company’s segments is as follows:

                                        Company
                                        -owned      Fran-   Executive    Consol-
                                        Centers    chising    Office     idated

For the nine months ended September 30, 2001

Revenues ...........................   $ 94,356   $ 30,525   $   --     $124,881
Depreciation and
  amortization expense .............      6,588      1,580       --        8,168
Provision for income taxes .........      1,240      2,463       --        3,703
Income from continuing
  operations .......................      1,505      4,050       --        5,555

Total assets .......................    126,691     28,371      3,708    158,770
Additions to property, plant
  and equipment ....................      6,873      5,087       --       11,960

For the nine months ended September 30, 2000

Revenues ...........................   $ 83,237   $ 23,407   $   --     $106,644
Depreciation and
  amortization expense .............      5,066        630       --        5,696
Provision for income taxes .........      2,468      3,282       --        5,750
Income from continuing
  operations .......................      3,505      5,120       --        8,625

Total assets .......................     91,340     19,059      5,984    116,383
Additions to property, plant
  and equipment ....................      3,606        714       --        4,320
Note 4	The Company computes earnings per share based on SFAS No. 128, “Earnings Per Share” (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

The weighted average shares outstanding are as follows:

                            Nine Months Ended             Three Months Ended
                         September      September      September      September
                          30, 2001       30, 2000       30, 2001       30, 2000

     Basic EPS ....     10,078,900      9,738,592     10,181,700      9,853,413

     Diluted EPS ..     10,554,701     10,328,378     10,561,751     10,571,980

Note 5	Acquisitions

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

On April 2, 2001 the Company purchased the assets of its franchise in Atlanta, Georgia. The consideration paid included $15,703 in cash, net of cash acquired, and 113,984 shares of the Company’s common stock. The average price of the Company’s common stock seven days before and after the date of issuance was $14.49 per share. Thus, the aggregate value of the 113,984 shares of common stock on the date of issuance was $1,652. The selling shareholders will receive additional consideration, in cash and stock, if certain performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. The acquisition resulted in goodwill of $18,005 which is being amortized over 25 years.

If the results from the acquired locations had been included in the results of operations at the beginning of each period presented below, the Company’s revenue, net income, and earnings per share would have approximated the following:

                                                     Nine Mos.       Nine Mos.
                                                       Ended           Ended
                                                     September       September
                                                      30, 2001        30, 2000

              Revenue ..........................    $   128,974     $   116,741

              Net Income .......................    $     5,649     $     9,458

              Basic Earnings Per Share .........    $      0.55     $      1.02

              Diluted Earnings Per Share .......    $      0.53     $      0.96
Note 6	Debt

On April 25, 2001, the Company entered into a credit agreement with a commercial bank group that allows for maximum borrowings of up to $65 million. The agreement expires on March 31, 2006. At the election of the Company, amounts due under the line of credit bear interest at a rate of LIBOR (weighted average of 5.6% as of September 30, 2001) plus 1.75% or the bank’s prime rate (6.0% as of September 30, 2001). Borrowings under the line of credit are collateralized by a first security interest in the capital stock of each of the subsidiaries of the Company and the accounts receivable of the Company.

As of September 30, 2001, the Company had actual rolling four-quarter EBITDA of $25.6 million and was, therefore, out of compliance with a covenant contained in its credit agreement which requires minimum adjusted EBITDA of $28.1 million. On November 12, 2001 the Company’s senior lenders waived that minimum adjusted EBITDA covenant. As a condition to receiving the waiver, the Company agreed to amend its credit facility by December 31, 2001 to implement a revised structure to the satisfaction of the banks. The Company is prohibited from engaging in any acquisitions until such time as its credit agreement is amended unless all of the lenders shall have consented in writing to such acquisition. In addition, advances on the Company’s line of credit will be limited to 95% of accounts receivable, as determined pursuant to the terms of the waiver.

Note 7	Discontinued Operations

In December 1996, the Company sold its environmental remediation business segment but retained an interest in a joint venture related to this business. As a result, this segment had been classified as discontinued operations. In 2001, the Company recorded a gain of $1,203 from the subsequent sale of its interest in the joint venture.

Note 8	New Accounting Pronouncements

On June 29, 2001 Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

On June 29, 2001 SFAS No. 142, “Goodwill and Other Intangible Assets” was approved by the FASB. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill. The Company is currently evaluating the impact of the adoption of SFAS No. 142 on its financial statements.

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

Revenues

Revenues increased $3,058 or 8.5% to $39,028 for the third quarter of 2001 and increased $18,237 or 17.1% for the first nine months of 2001 compared to the same periods in 2000. This was primarily due to additional revenues resulting from the acquisition of the Indianapolis franchise in February, 2001 and the Atlanta franchise in April, 2001, additional revenue from courseware sales to franchise locations, and additional franchises added to the system.

System-wide revenues for the third quarter were $125,280, down 7.7% from $135,768 for the same period in 2000. For the first nine months of 2001, system-wide revenues grew 1.7% to $402,156 from $395,282 for the first nine months of 2000. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than 12 months, both franchised and company-owned, decreased 9.7% in the third quarter of 2001 and decreased 0.7% in the first nine months of 2001 compared to the same periods in 2000.

Cost of Revenues

Cost of revenues increased $4,127 or 25.2% for the third quarter of 2001 and increased $14,918 or 30.5% for the first nine months of 2001 compared to the same periods in 2000. As a percentage of revenues, cost of revenues increased to 52.6% in the third quarter of 2001 from 45.6% in the third quarter of 2000 and increased to 51.1% for the first nine months of 2001 from 45.8% for the first nine months of 2000.

The increase in the cost of revenues in absolute dollars was a result of the increase in the revenues for the third quarter and the first nine months of 2001 as discussed above and higher training, facilities and depreciation expenses in and associated with the acquisition of the Indianapolis and Atlanta franchises. The increase in cost of revenues as a percentage of revenues in the third quarter and first nine months of 2001 resulted primarily from increased third-party courseware sales to the franchisees through Nova Vista, which have a lower gross margin, and an increase in fixed delivery costs in the company-owned training center segment in anticipation of higher revenues which did not materialize.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,978 or 13.2% for the third quarter of 2001 and increased $7,699 or 17.7% for the first nine months of 2001 compared to the same periods in 2000. As a percentage of revenues, selling, general and administrative expenses increased to 43.6% for the third quarter of 2001 from 41.8% for the third quarter of 2000 and increased to 41.0% for the first nine months of 2001 from 40.8% for the first nine months of 2000.

The increase in selling, general and administrative expenses in absolute dollars was due principally to increased spending in the areas of sales and marketing, the CES program, and the acquisition of the Indianapolis and Atlanta franchises. The increase in selling, general and administrative expenses as a percent of revenues was primarily due to lower revenue growth at the company-owned locations.

Interest Expense / Income, Net

Interest expense increased $429 or 825% for the third quarter of 2001 and increased $703 or 228% for the first nine months of 2001 compared to the same periods in 2000. The higher interest expense was due mainly to higher outstanding borrowings in the first nine months of 2001 compared to the corresponding period in 2000.

Interest income decreased $47 or 44.3% for the third quarter of 2001 and decreased $34 or 10.0% for the first nine months of 2001 compared to the same periods in 2000. As a percentage of revenues, interest income decreased to 0.2% for the third quarter of 2001 and the first nine months of 2001 as compared to 0.3% for the same periods in 2000. The decrease in interest income in absolute dollars was due mainly to the use of funds to purchase the Indianapolis and Atlanta franchises acquired in February and April 2001, respectively, and payments made to reduce the outstanding borrowings against the line of credit.

Income Taxes

The Company’s effective tax rate was 40.0% for the third quarter and first nine months of 2001.

Liquidity and Capital Resources

As of September 30, 2001 the Company’s working capital was $3,756 and its cash and cash equivalents totaled $2,233. Working capital as of September 30, 2001 reflected an increase of $2,773 or 282% from $983 as of December 31, 2000.

On April 25, 2001 the Company executed a credit agreement with a commercial bank group providing a revolving credit facility of up to $65 million. At the election of the Company, amounts due under the line of credit bear interest at a rate of LIBOR (weighted average of 5.6 % as of September 30, 2001) plus 1.75% or the bank’s prime rate (6.0% as of September 30, 2001). The outstanding balance at September 30, 2001 was $26.3 million ($24.0 million at LIBOR and $2.3 million at the bank’s prime rate). The amount available under this line as of September 30, 2001 was $2.6 million.

As of September 30, 2001, the Company had actual rolling four-quarter EBITDA of $25.6 million and was, therefore, out of compliance with a covenant contained in its credit agreement which requires minimum adjusted EBITDA of $28.1 million. On November 12, 2001 the Company’s senior lenders waived that minimum adjusted EBITDA covenant. As a condition to receiving the waiver, the Company agreed to amend its credit facility by December 31, 2001 to implement a revised structure to the satisfaction of the banks. The Company is prohibited from engaging in any acquisitions until such time as its credit agreement is amended unless all of the lenders shall have consented in writing to such acquisition. In addition, advances on the Company’s line of credit will be limited to 95% of accounts receivable, as determined pursuant to the terms of the waiver.

The nature of the computer education and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first nine months of 2001 the Company spent approximately $11,960 on capital items. Capital expenditures for 2001 are expected to total approximately $14 million.

Management believes that its current working capital position, cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures for the upcoming twelve months and its strategies to grow its computer education and training business.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of September 30, 2001, the Company’s total long-term debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from September 30, 2001 rates, and assuming no changes in long-term debt from the September 30, 2001 levels, the additional annual expense would be approximately $263 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

PART II.  FINANCIAL INFORMATION
(Dollars in thousands)

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c)     Recent Sales of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q.

PART II:   Other Information

ITEM 5.  OTHER INFORMATION

Effective October 15, 2001, the Company’s principal executive offices are located at 1900 S. State College Blvd, Anaheim, California 92806 [and the Company’s phone number is 714-940-8000].

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

Exhibit Number	Description of Documents

10.1†	Stock Option Agreement dated August 17, 2001 between the Registrant and Martin G. Bean*

* Filed herewith

† Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC. (Registrant)

Date: November 14, 2001	By:	/s/________________________________________ Robert S. McMillan NEW HORIZONS WORLDWIDE, INC. Chief Financial Officer