Form 10-Q/A
period 2001-09-30
NEW HORIZONS WORLDWIDE INC
filed 2002-01-22
CIK 850414

FORM 10-Q/A

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

Explanatory Note:

        This Amendment to Form 10-Q for the quarterly period ended September 30, 2001 corrects Part I-Item 1: Condensed Consolidated Statements of Earnings to correctly reflect the classification of “Gain on sale of interest in joint venture”. The corrected classification has no effect on “Net Income” in such Condensed Consolidated Statements of Earnings. In addition, the footnotes to the Condensed Consolidated Financial Statements have been corrected to reflect such classification. Except as set forth above, no other changes were made to Form 10-Q for the quarterly period ended September 30, 2001.

PART I:   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

September 30, 2001 and December 31, 2000
(unaudited)
(Dollars in thousands)

                                                            September   December
                                                             30, 2001   31, 2000
Assets

Current assets:
     Cash and cash equivalents ...........................   $  2,233   $  5,515
     Accounts receivable, less allowance for doubtful
         accounts of $879 in 2001 and $717 in 2000 .......     24,500     21,329
     Inventories .........................................      1,722      1,362
     Prepaid expenses ....................................      2,738      1,932
     Income tax receivable ...............................        525       --
     Deferred income tax assets ..........................      2,796      2,796
     Other current assets ................................        349        469

         Total current assets ............................     34,863     33,403

Property, plant and equipment, net .......................     25,194     18,193

Excess of cost over net assets of acquired companies,
     net of accumulated amortization of $8,470 in 2001
     and $5,830 in 2000 ..................................     93,952     67,234

Cash surrender value of life insurance ...................      1,100      1,100

Other assets .............................................      3,661      2,796

Total Assets .............................................   $158,770   $122,726
                                                             ========   ========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

September 30, 2001 and December 31, 2000
(unaudited)
(Dollars in thousands)

                                                            September   December
                                                             30, 2001   31, 2000
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt .................   $      10    $     103
   Accounts payable ..................................       3,536        3,215
   Deferred revenue ..................................       9,282       10,120
   Income taxes payable ..............................        --          1,600
   Accounts payable to franchises ....................       6,781        5,446
   Other current liabilities .........................      11,498       11,936

       Total current liabilities .....................      31,107       32,420

Long-term debt .......................................      26,320         --
Deferred income tax liability ........................         849          849
Deferred rent ........................................         537          833
Other long-term liabilities ..........................        --              3
         Total liabilities ...........................      58,813       34,105

Stockholders' equity:
   Preferred stock without par value, 2,000,000 shares
      authorized, no shares issued ...................        --           --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; issued and outstanding 10,366,700
      shares in 2001 and 10,083,038 shares in 2000 ...         104          101
   Additional paid-in capital ........................      46,488       42,069
   Retained earnings .................................      54,663       47,749
   Treasury stock at cost - 185,000 shares in 2001
      and 2000 .......................................      (1,298)      (1,298)

         Total stockholders' equity ..................      99,957       88,621

Total Liabilities & Stockholders' Equity .............   $ 158,770    $ 122,726
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
                                   (as restated           (as restated
                                   - see Note 9)          - see Note 9)
Revenues
   Franchising
     Franchise fees ..............   $    943   $  1,682    $    249   $    813
     Royalties ...................     17,545     17,611       5,228      6,166
     Other .......................     12,037      4,114       3,565      1,627
     Total franchising revenues ..     30,525     23,407       9,042      8,606
   Company-owned training centers      94,356     83,237      29,986     27,364
     Total revenues ..............    124,881    106,644      39,028     35,970

Cost of revenues .................     63,752     48,834      20,524     16,397

Selling, general and
   administrative expenses .......     51,165     43,466      17,018     15,040

Operating income .................      9,964     14,344       1,486      4,533

Interest (Expense) Income, net ...       (706)        31        (422)        54

Gain on sale of interest in joint
   venture .......................      1,203       --         1,203       --

Income before income taxes .......     10,461     14,375       2,267      4,587

Provision for income taxes .......      3,703      5,750         426      1,835

Net income .......................   $  6,758   $  8,625    $  1,841   $  2,752
                                     ========   ========    ========   ========

Basic Earnings Per Share .........   $   0.67   $   0.89    $   0.18   $   0.28
                                     ========   ========    ========   ========

Diluted Earnings Per Share.........  $   0.64   $   0.84    $   0.17    $  0.26
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

New Horizons Worldwide, Inc. and Subsidiaries

For the Nine Months ended September 30, 2001 and September 30, 2000
(unaudited)
(Dollars in thousands except Earnings Per Share)

Note 1

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000. These statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2000.

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

Information on the Company’s segments is as follows:

                                        Company
                                        -owned      Fran-   Executive    Consol-
                                        Centers    chising    Office     idated

For the nine months ended September 30, 2001

Revenues ...........................   $ 94,356   $ 30,525   $   --     $124,881
Depreciation and
  amortization expense .............      6,588      1,580       --        8,168
Provision for income taxes .........      1,240      2,463       --        3,703
Net Income .........................      1,505      4,050      1,203      6,758
Total assets .......................    126,691     28,371      3,708    158,770
Additions to property, plant
  and equipment ....................      6,873      5,087       --       11,960

For the nine months ended September 30, 2000

Revenues ...........................   $ 83,237   $ 23,407   $   --     $106,644
Depreciation and
  amortization expense .............      5,066        630       --        5,696
Provision for income taxes .........      2,468      3,282       --        5,750
Net income .........................      3,505      5,120       --        8,625
Total assets .......................     91,340     19,059      5,984    116,383
Additions to property, plant
  and equipment ....................      3,606        714       --        4,320
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

If the results from the acquired locations had been included in the results of operations at the beginning of each period presented below, the Company’s revenue, net income, and earnings per share would have approximated the following:

                                                  Nine Months       Nine Months
                                                  Ended Sept.       Ended Sept.
                                                    30, 2001          30, 2000

            Revenue ........................     $     128,974     $     116,741

            Net Income .....................     $       6,852     $       9,458

            Basic Earnings Per Share .......     $        0.55     $        1.02

            Diluted Earnings Per Share .....     $        0.53     $        0.96
Note 6	Debt

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

As of September 30, 2001, the Company had actual rolling four-quarter EBITDA of $25.6 million and was, therefore, out of compliance with a covenant contained in its credit agreement which requires minimum adjusted EBITDA of $28.1 million. On November 12, 2001 the Company’s senior lenders waived that minimum adjusted EBITDA covenant. As a condition to receiving the waiver, the Company agreed to amend its credit facility by December 31, 2001 to implement a revised structure to the satisfaction of the banks. The Company is prohibited from engaging in any acquisitions until such time as its credit agreement is amended unless all of the lenders have consented in writing to such acquisition. In addition, advances on the Company’s line of credit will be limited to 95% of accounts receivable, as determined pursuant to the terms of the waiver.

Note 7	Gain On Sale Of Interest In Joint Venture

In December 1996, the Company sold its environmental remediation business segment and received, as partial consideration for such business, an interest in a joint venture in the form of a right to a portion of the proceeds from a future sale of such venture. In 2001, the Company recorded a gain of $1,203, representing its portion of the proceeds from the subsequent sale of the joint venture.

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

Note 9	Restatement

Subsequent to the issuance of the Company’s condensed consolidated interim financial statements for the three and nine months ended September 30, 2001, the Company’s management determined that a gain of $1,203, related to its right to a portion of the proceeds from the sale of a joint venture in the third quarter of 2001, should have been classified in continuing operations rather than discontinued operations (See Note 7).

As a result, the accompanying condensed consolidated statements of earnings for the three and nine months ended September 30, 2001 have been restated from the amounts previously reported to classify such gain in continuing operations. This restatement had the effect of increasing income from continuing operations by $1,203 or $0.12 and $0.11 per basic and diluted share and decreasing income from discontinued operations by $1,203 or $0.12 and $0.11 per basic and diluted share. Such restatement had no effect on the Company’s reported net income.

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

Income Taxes

The Company’s effective tax rate was 40.0% for the third quarter and first nine months of 2001, exclusive of the effect of the nontaxable gain on the sale of the Company’s interest in a joint venture. (See Note 7 to the financial statements)

Liquidity and Capital Resources

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

As of September 30, 2001, the Company had actual rolling four-quarter EBITDA of $25.6 million and was, therefore, out of compliance with a covenant contained in its credit agreement which requires minimum adjusted EBITDA of $28.1 million. On November 12, 2001 the Company’s senior lenders waived that minimum adjusted EBITDA covenant. As a condition to receiving the waiver, the Company agreed to amend its credit facility by December 31, 2001 to implement a revised structure to the satisfaction of the banks. The Company is prohibited from engaging in any acquisitions until such time as its credit agreement is amended unless all of the lenders have consented in writing to such acquisition. In addition, advances on the Company’s line of credit will be limited to 95% of accounts receivable, as determined pursuant to the terms of the waiver.

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

NEW HORIZONS WORLDWIDE, INC. (Registrant)

Date: January 22, 2002	By:	/s/________________________________________ Robert S. McMillan NEW HORIZONS WORLDWIDE, INC. Chief Financial Officer