Form 10-K
period 2001-12-31
NEW HORIZONS WORLDWIDE INC
filed 2002-03-27
CIK 850414

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           Not Applicable           to ________________________

Commission file number           0-17840

NEW HORIZONS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-2941704
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 S. State College Blvd., Suite 200, Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(714) 940-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Not Applicable	Not Applicable

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
  Yes       X       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 22, 2002 was approximately $88,692 computed on the basis of the last reported sales price per share ($11.85) of such stock on The Nasdaq Stock Market.

The number of shares of the Registrant’s Common Stock outstanding as of March 22, 2002 was 10,250,657.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated by Reference
Part III (Items 10, 11, 12 and 13)	Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 7, 2002

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

GENERAL

New Horizons’ 2001 system-wide revenues of $512 million make it the largest independent provider in the fragmented PC software applications and technical certification training industry. Through various subsidiaries, the Company both owns and franchises computer training centers. Through these training centers the Company offers a variety of flexible training choices including instructor-led training, Internet-based training, often referred to as eLearning, computer-based training via CD-ROM, computer labs, certification exam preparation tools, courseware, and 24-hours, seven-days-a-week, free help desk support. The goal of the training is to deliver to the student information and skills which have immediate and practical value in the workplace.

The New Horizons worldwide network delivered over 2.8 million student-days of information technology (IT) training in 2001, generating system-wide revenues, which include both the results of company-owned and franchised operations, of $512 million, down 3.4% from $530 million in 2000. The network has approximately 2000 classrooms, 2,400 instructors and 2,000 account executives.

New Horizons specializes in instructor-led training which is the industry’s dominant delivery method for IT training. The Company has become a leader in the industry by developing the processes for delivering quality training for the largest technology training segments: technical certification and PC software applications training. The network’s training centers offer a broad range of courses for several of the major software vendors, including Microsoft, Novell, Lotus, Cisco, Linux, Adobe, Apple Computer, Corel, Symantec, and Sun Microsystems. New Horizons has the largest network of Microsoft Certified Technical Education Centers and Novell Authorized Education Centers in the world. In 2001 New Horizons introduced a suite of Information Security (network security) courses which are designed to improve the IT professional’s knowledge regarding network security. Additionally, with certification testing becoming increasingly important, New Horizons also has established the largest number of Authorized Prometric Testing Centers in the world. Classes can be held at New Horizons locations or on-site at the client’s facility. Curriculum can be tailored to the client’s specific needs. The Company can also provide training and courseware for the customer’s proprietary software.

Realizing the impact of the Internet and growing customer demand for flexibility with regard to how training is delivered, New Horizons in 2001 introduced its Integrated Learning program consisting of three components: the traditional instructor-led Classroom Learning, Online LIVE Learning and Online ANYTIME Learning. Online LIVE is synchronous, interactive “virtual classrooms” featuring instructor-facilitated classes delivered over the Internet. Online ANYTIME is asynchronous instruction, identical in content to the classroom instruction, but self-paced and available to those students who prefer a more independent learning method.

New Horizons owns and operates 27 computer training facilities located in Anaheim, Burbank, Los Angeles, Long Beach, Sacramento, Stockton, and Modesto, California; Albuquerque, New Mexico; Atlanta and Marietta, Georgia; Indianapolis, Indiana; Charlotte, North Carolina; San Antonio, Texas; and Denver, Englewood, Broomfield, Loveland and Colorado Springs, Colorado; Chicago and Rosemont, Illinois; Cleveland, Ohio; two in New York City, New York; Memphis, Jackson and Nashville, Tennessee; and Hartford, Connecticut.

As of December 31, 2001, the Company’s franchisees operated 140 locations in the United States and Canada and 117 locations in 44 other countries around the world. An additional 25 franchises had been sold as of that date and are scheduled for future openings.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1900 S. State College Blvd, Suite 200, Anaheim, California 92806. The Company maintains a website at http://www.newhorizons.com.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

The rapidly growing role of IT in business organizations and the emergence of the Internet are creating significant and increasing demand for IT training. A May 2001 IDC study estimated that in 2000 the worldwide market for IT education and training was about $22.4 billion and is expected to grow at a pace of 13% per year to over $40 billion in the year 2005.

The growing need for technology training is driven by several developments including: (i) increased use of computers in the workplace requiring employees to acquire and apply IT skills; (ii) rapid and complex technological changes in operating systems, new software development, and technical training; (iii) continuing emphasis by industry on productivity, increasing the number of functions being automated throughout organizations; (iv) greater focus by organizations on core competencies with a shifting emphasis to outsourcing of non-core activities; (v) corporate downsizing requiring remaining personnel to develop a greater variety of skills; (vi) increasing interest in IT certification from both a company’s and an employee’s perspective; and (vii) development of the Internet. In its study IDC estimated that in 2001 there were 455,000 unfilled IT job openings in the United States and expects that number to grow to 606,000 by 2004.

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

Instructor-led classroom training is the dominant delivery method for technology training in the United States with 66% of the IT education market in 2000 according to the May 2001 IDC report. IDC projects that instructor-led training will continue to maintain a significant share of the market because trainees value the personalized attention, interaction with classmates and instructors, and insulation from workplace interruptions. While IDC projects instructor-led training will continue to be a significant delivery method in the market, the role of technology-based training, primarily consisting of eLearning and computer-based training, is gaining greater acceptance. IDC estimates that technology-based training will have 59% of the IT education market by 2005 while instructor-led classroom training will have 35%. IDC also states in its March 2001 report entitled eLearning in Practice: Blended Solutions in Action that many eLearning buyers are using the eLearning methodology in addition to classroom learning. New Horizons’ Integrated Learning strategy allows students to combine eLearning and classroom learning while utilizing the same course content.

THE NEW HORIZONS BUSINESS MODEL

New Horizons’ company-owned and franchised operations both provide an instructor-led training delivery system to customers that is executed by certified employee instructors primarily in fully equipped classrooms maintained by New Horizons or its franchises. Approximately 10% of classes are given on site at the customer’s location. New Horizons often supplies the computer hardware for these on-site classes. Additionally, as part of New Horizons’ Integrated Learning strategy, both synchronous and asynchronous eLearning alternatives are offered to the students. Lastly, courseware is offered to the Company’s franchises by its Nova Vista product procurement company.

Curriculum is centered on technical certification programs (approximately 57%) and software applications (approximately 43%). Classes are concise, generally ranging from one to five days, and are designed to be intensive skill-building experiences. The Company offers a broad array of information technology courses covering the most popular software applications and technical certification programs. The Company also provides customized training for customers’ proprietary software applications. The Company believes it offers more classes more often than any other company in the industry.

In addition to certified instructors and broad curriculum, the New Horizons business model is designed to provide its customers significant training value by featuring: (i) guaranteed training through the Company’s free, six-month repeat privileges; (ii) skills assessment for both standard or proprietary software; (iii) professional certification training; (iv) the largest network of authorized training centers in the industry; (v) free, 24 hours-a-day, seven-days-a-week help desk service for a full sixty-day period after a class has been completed; (vi) on-site training at customers’ facilities; (vii) club memberships providing a series of classes for one platform at one low price; (viii) flexible scheduling including evening and weekend classes; (ix) the Corporate Education Solutions (CES) program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; and (x) its Integrated Learning program which allows customers to integrate the delivery methodology between instructor-led classroom training and technology-based training.

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, the buyback of franchises in certain markets, and revenue growth from the existing training centers. Revenues at locations open more than twelve months had a reduction in revenue of approximately 5%, down from an increase of 17% in 2000, due primarily to the effect of the downturn in the domestic economy. The Company believes a mix of franchised and company-owned centers will enable it to combine the accelerated expansion opportunities provided by franchising while maintaining ownership of a significant number of training centers. The Company plans to continue to grow through (i) improvement of revenues and profits at both current company-owned and franchised locations; (ii) the sale of additional franchises; (iii) the selective buyback of existing franchises in the United States which have demonstrated the ability to achieve above average profitability while increasing market share, and (iv) the potential acquisition of companies in similar or complementary businesses. The Company’s ability to achieve growth from the buyback of existing franchises and acquisitions in the future will be dependent, in part, on its borrowing capacity under its credit agreement, as amended. The availability under the credit agreement was $2.9 million as of January 31, 2002.

Company-Owned Training Centers

At the end of 2001 the Company owned and operated 27 training centers that generated $118.3 million in revenue up from $111.3 million in 2000. In January 2001 the Company acquired its Indianapolis, Indiana franchise and in April it acquired its Atlanta, Georgia franchise locations. The locations open at the end of 2001 were as follows:

California	Colorado	Georgia	Illinois	Indiana	Tennessee
Anaheim	Denver	Atlanta	Chicago	Indianapolis	Memphis
Los Angeles	Englewood	Marietta	Rosemont		Nashville
Burbank	Broomfield				Jackson
Long Beach	Colorado Springs
Sacramento	Loveland
Stockton
Modesto

New Mexico	North Carolina	Texas	New York	Connecticut	Ohio
Albuquerque	Charlotte	San Antonio	New York City (2)	Hartford	Cleveland

The acquisitions were a result of the Company’s strategy to acquire well performing franchises in select United States markets. Since 1998 the Company has acquired 11 franchise locations: 2 in 2001, none in 2000, 6 in 1999, and 3 in 1998. As part of all of the purchase contracts, other than those for Sacramento and Stockton, the selling shareholders agreed to continue to manage the acquired training centers for two or three years, and could receive additional consideration if certain operating performance criteria are met. The acquisitions have been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition.

Franchising

At the end of 2001 the Company supported a worldwide network of independent franchises which provide IT training at 257 locations in 46 countries. There were an additional 12 franchised locations which had been sold and which are scheduled to open at various times during 2002. The franchisee is given a non-exclusive license and franchise to participate in and use the business model and sales system developed and refined by the Company. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 204 franchised locations operating at the end of 1999; 254 at the end of 2000; and 257 at the end of 2001, of which 140 were in the United States and Canada and 117 were abroad.

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

New Horizons estimates the initial investment required to acquire and start a franchise operation, including the initial franchise fee, ranges from approximately $250,000 to $500,000.

United States and Canada

Franchise Fees

A franchisee in the United States and Canada is charged an initial franchise fee and ongoing monthly royalties, which become effective a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory granted as defined in the Franchise Agreement. In the United States and Canada, the size of a territory is measured by the number of personal computers (“PCs”) in the territory. The initial franchise fee for a start-up center for a Type 1 territory (150,000 or more PCs) is $75,000; for a Type 2 territory (75,000 to 149,999 PCs) is $50,000; and a Type 3 territory (50,000 to 75,000 PCs) is $25,000. Entrepreneurs converting an existing training center to a New Horizons center receive a 20% reduction in the initial fee as a conversion allowance. Based on information furnished by IDC concerning the number of PCs in various geographic areas, as of December 31, 2001, the Company has identified 25 Type 1 territories, 21 Type 2 territories, and 16 Type 3 territories as the remaining territories currently available for sale as franchises in the United States and Canada.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a “limited exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons Computer Learning Center provided the franchisee operates in compliance with the terms of its franchise agreement. The geographic boundaries of a territory are typically determined by United States Postal Service zip codes. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center before the minimum monthly royalties commence.

Royalties

In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) a monthly continuing royalty fee, consisting of the greater of 3% to 6% of monthly gross revenues or a minimum flat fee of $1,500 for a Type 1 territory or $1,000 for a Type 2 and Type 3 territory; (ii) a monthly marketing and advertising fee of 1% of gross revenues and (iii) a course materials and proprietary computer-based training products surcharge of 9% of the gross revenues from course materials and proprietary computer-based training products sold to third parties. The 6% royalty fee rate was effective for franchises sold during September 1996 or later.

Franchise Agreement

Each Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. During 2001, the franchise locations in Detroit, Michigan and San Diego, California renewed their franchise agreements for additional five-year terms. In 2002, six franchise agreements come up for renewal. The franchise is exclusive for instructor-led training within the specific defined territory and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. New Horizons reserves to itself the exclusive right to offer and deliver eLearning within all territories. New Horizons and its franchisees have profit sharing arrangements for sales of New Horizons’ eLearning offerings sold in a franchisee’s territory. The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement and for one year after termination of the franchise within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

International

Franchise Fees

Initial franchisee fees and territories for international franchises are market/country specific. While the Company does have some unit franchises internationally, the Company has predominantly entered into Master Franchise Agreements providing franchisees with the right to award subfranchises to other parties within a particular region. The Master Franchisee pays an initial master franchise fee that is based upon the expected number of subfranchises to be sold. The master franchise fee is then earned ratably over the sale of the subfranchises. Under the terms of these Master Franchise Agreements, the franchisee commits to open or cause to be opened a specified number of locations within a specified time frame. The Master Franchisee is responsible for the pre-opening and ongoing support of the sub-franchises. The Company shares with the Master Franchisee in the proceeds of subsequent sales of individual franchises and also receives a percentage of the royalties received by the Master Franchisee. In 2001 the Company entered into Master Franchise Agreements for the development of Malta, North Africa, the Philippines, Vietnam, and Chile. Approximately 21% of the Company’s system-wide revenues were generated by international locations in 2001. In addition to those markets currently served by its franchisees, the Company has identified over 160 additional international markets that may support a training center.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. The territory is a “limited exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons Computer Learning Center provided the franchisee operates in compliance with the terms of its Franchise Agreement. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory will not be altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates. Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center before the minimum monthly royalties commence.

Royalties

In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) Unit Franchisees: a monthly continuing royalty fee, ranging from 3% to 6% of monthly gross revenues with minimum royalties ranging from $350 to $3,000, depending on the marketplace; and (ii) Master Franchisees: 40% of the royalties received from their Subfanchisees with those royalties ranging from 3% to 6% with the aforementioned minimums and (iii) a course materials and proprietary computer-based training products surcharge of 9% of the gross revenues from course materials and proprietary computer-based training products sold to third parties. The 6% royalty fee rate was effective for franchises sold during September 1996 or later.

Master Franchise Agreement

A Master Franchisee receives a territory which is typically a country or a region encompassing multiple countries. Under the Master Franchise Agreement the Master Franchisee shall: (i) license and service third party Unit Subfranchises operated by persons other than the Master Franchisee and (ii) own and operate at least one New Horizons location under a separate Unit Franchise Agreement. Each Master Franchise Agreement runs for an initial term of ten years and is renewable for one additional ten-year term. The Master Franchisee is expected to: (i) grant unit sub-franchises in a form of Sub-Franchise Agreement as approved by New Horizons; (ii) perform and enforce against each Unit Subfranchise the terms of any Unit Subfranchise Agreement it enters into; (iii) provide the initial training in the New Horizons system to each Unit Subfranchise; and (iv) provide ongoing support, consulting and assistance to each Unit Subfranchise after the initial training. For these obligations the Master Franchisee retains 60% of the initial franchise fees and the ongoing royalties received from the Unit Subfranchises.

Unit Franchise Agreement

Each Unit Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. In 2002 the Mexico City, Mexico franchise agreement comes up for renewal. The franchise is exclusive for instructor-led training within the specific defined territory, typically a city, and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory; (ii) a minimum number of classrooms depending on the territory; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

Franchise Support

In return for the initial franchise fee and the other monthly fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company’s operating headquarters in Anaheim, California, and one week of field training at the franchisee’s location; (ii) franchise and sales system information contained in the Company’s Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers, access to troubleshooting and business planning assistance; (iv) access to the CES program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; (v) periodic regional and international meetings and conferences; (vi) advisory councils and monthly communications, (vii) periodic training sessions delivered over the Internet for franchise staff, (viii) periodic classroom training events for franchise staff delivered at the corporate headquarters in Anaheim, and (ix) product, program or operational support via telephone from New Horizons personnel.

CUSTOMERS

Customers for the training provided by New Horizons company-owned and franchised training centers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities. Little, if any, of the Company’s revenues are generated from Title IV entitlement programs.

No single customer accounted for more than 10% of New Horizons revenues in 2001.

The New Horizons system delivered over 2.8 million student-days of technology training in 2001.

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

The CES program is designed to market computer training services to large organizations which have facilities and training needs over a broad geographic area within and outside the United States. This program provides New Horizons’ national and international customers with a single point of contact to the entire New Horizons network of training and support services. During 2001 New Horizons competed for and won national and international contracts with AOL Time Warner, BellSouth, BP British Petroleum, Ernst & Young, Kraft Foods, Toyota Motor Sales, USA, Inc., and US Cellular, amongst others.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

TRAINING AUTHORIZATIONS

New Horizons is authorized to provide certified training by more than 15 software publishers, including Microsoft, Novell, Apple, and Sun Microsystems. Many of the industry’s major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. In support of these vendors, the Company has 160 Microsoft (CTEC), 78 Novell (NAEC), 115 SAIR Linux ACE, 66 Corel CTP, and 11 Lotus (LAEC) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationships with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business. New Horizons is the largest Certified Internet Webmaster (CIW) Authorized Training Partner (ATP) network with 167 CIW ATP’s worldwide as of December 31, 2001. Additionally, with certification testing becoming increasingly important, New Horizons has grown its number of Authorized Prometric Testing Centers to 189. Lastly, in 2001 the Company introduced a suite of courses for instruction on Information Security (network security). As of December 31, 2001 over 50 centers have become Ascendant Learning’s Security Certified Professional Authorized Training Partners.

COMPETITION

The IT training market is highly competitive, highly fragmented, has low barriers to entry, and has no single competitor which accounts for a dominant share of the market. The Company’s competitors are primarily in-house training departments and independent education and training organizations. Computer retailers, computer resellers, and others also compete with the Company. Periodically, some of these competitors offer instruction and course titles similar to those offered by New Horizons at lower prices. In addition, some of these competitors may have greater financial strength and resources than New Horizons.

New Horizons believes that competition in the industry is based on a combination of pricing, breadth of offering, quality of training, and flexibility and convenience of service.

The Company recognizes that the emergence of technology-based training, primarily consisting of eLearning and computer-based training, are important and growing competitive developments in the industry.

In-House Training Departments

In-house training departments provide companies with the highest degree of control over the delivery and content of IT training, allowing for customized instruction tailored to specific needs. However, according to IDC, the demand for outsourced training is expected to grow as more companies switch to outside training organizations. By outsourcing, companies can choose to spend based on real-time training needs while alleviating the overhead costs for in-house instructors’ salaries and benefits.

Independent Education and Training Organizations

Although the majority of independent training organizations is relatively small and focuses on local or regional markets, the Company competes directly on a national level with several firms providing similar curriculum. Learning Tree, Global Knowledge Network, Executrain, and Productivity Point target the same customer base and operate in some of the same markets as New Horizons. The Company believes that the combination of its market presence, the depth and breadth of its course offerings, its flexible customer service approach, its centralized control of delivery to national customers, its status as the world’s largest network of Microsoft Certified Technical Education Centers and Novell Authorized Education Centers, and its organized and disciplined sales system distinguishes it from these competitors.

Instructor-led Training

The Company competes with Learning Tree, Global Knowledge, Executrain, and Productivity Point in addition to in-house training departments and independent training organizations.

Technology-Based Training

Instructor-led training has historically been the dominant delivery method for IT training. Technology-based training, consisting of eLearning, CD-ROMs, videotape, and satellite video broadcast, has become a significant delivery modality. According to IDC, technology-based training, which was 28% of the United States IT training market in 2000, is expected to grow at a faster rate than instructor-led training through the year 2005. The IDC study estimates that by 2005 technology-based training will have a 59% share of the United States IT training market while instructor-led training will have a 35% share. Within technology-based training the dominant growth modality, according to IDC, will be eLearning with an increase in market share from 15% in 2000 to 40% in 2005.

The Company recognizes that its future success depends on, among other factors, the market’s continued acceptance of instructor-led training as a delivery method for IT training, the Company’s ability to continue to market competitive instructor-led course offerings, and the Company’s ability to successfully capitalize on the potential of technology-based training delivery methods, in particular, eLearning. In 2001 the Company introduced its eLearning product offering with Online LIVE Learning, its synchronous virtual classroom product, and Online ANYTIME Learning, its asynchronous self-paced product. The Company’s competitors in the eLearning environment include SmartForce, DigitalThink, Knowledgenet, NETg, ElementK and others.

IT training can be broken into three segments: Segment 1 includes the most sophisticated levels of training for programmers and software developers; Segment 2 includes certification for engineers (Microsoft, Novell); and Segment 3 includes the end users of standard application software. While the Company does very little training of programmers and software developers, it does compete in Segments 2 and 3, with an estimated 57% of revenues from Segment 2 and 43% from Segment 3.

COURSEWARE SALES AND OTHER

New Horizons derives revenue from the sale of courseware to its franchises, from an administrative fee for managing its CES program and from fees earned on its Center Management System (CMS) software program. The revenues earned from this category increased $12,402 or 222% over the $5,579 realized in 200, primarily as a result of new products being offered to the Company’s franchisees in 2001.

The new courseware products that were added in 2001 included Microsoft Official Curriculum, used in technical training classes, learning guides, used primarily in applications classes, and Online LIVE and Online ANYTIME products. These products added approximately $9.7 million in revenue in 2001.

New Horizons in 2001 deployed CMS in 54 of its franchise locations. The system integrates the customer contact, registration, resource management, scheduling and invoicing functions of a training center. The franchises can choose to host the software locally, in which case they acquire the software license rights from New Horizons or, alternatively, they can choose to have New Horizons be the application service provider (ASP) for a monthly fee of $995 to $3,995. In 2001 the company earned over $800,000 in fees for the CMS product.

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

The Company’s strategy focuses on enhancing revenues and profits at current locations, and also includes the possible opening of new company-owned locations, the sale of additional franchises, the selective acquisition of existing franchises in the United States which have demonstrated the ability to achieve above average profitability while increasing market share, and the acquisition of companies in similar or complementary businesses. The Company’s growth strategy is premised on a number of assumptions concerning trends in the IT training industry. These include the continuation of growth in the market for IT training and the trends toward outsourcing and eLearning. To the extent that the Company’s assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected.

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

TRADEMARKS

The Company has issued trademark registrations and pending trademark applications for the word mark “NEW HORIZONS” and for other trademarks incorporating the words “NEW HORIZONS”, including New Horizons Online Learning, New Horizons Classroom Learning, New Horizons Online Live Learning and New Horizons Integrated Learning. Additionally, the Company has pending trademark registrations for “CHOOSE. LEARN. SUCCEED.” The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company’s right to use the New Horizons name and trademarks in its business. However, the Company has been advised that it cannot register the word mark “NEW HORIZONS” in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in Australia or the Dominican Republic. The Company has applications filed with the Australian trademark office to protect Skill Master as its trademark in Australia, and its franchises there are using that name and trademark. Additionally, the Company has applications filed with the Dominican Republic trademark office to protect Skill Master as its trademark in the Dominican Republic. The Company believes that the inability to register certain of its trademarks in certain foreign countries will have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

As of February 28, 2002, the Company employed a total of 1,093 individuals in its corporate operations and company-owned facilities. Of these employees, 324 are instructors, 309 are account executives, and 460 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell, and Lotus.

None of New Horizons’ employees is represented by a labor organization. New Horizons considers relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company’s corporate headquarters and its flagship training center are located in Anaheim, California, pursuant to a lease, which expires in 2012. The Company relocated to the Anaheim facility in October 2001.

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company had intended to construct a building on the land that would serve as the world headquarters. At December 31, 2001 the land is in escrow for a selling price in excess of its carrying value. However, there can be no assurances that such sale will be consummated.

As of December 31, 2001, New Horizons operated training centers at 26 other leased facilities in California, Connecticut, Georgia, Illinois, Indiana, New Mexico, New York, North Carolina, Ohio, Tennessee and Texas, with leases that expire from 2002 to 2014.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices, if necessary.

ITEM 3.  LEGAL PROCEEDINGS

The Company has accrued $1,055 related to residual environmental liabilities retained from the sale of its environmental remediation business in 1996.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock is traded on The Nasdaq Stock Market under the symbol NEWH. The following table sets forth the range of high and low closing quotations per share of common stock from January 1, 2000, through December 31, 2001, as reported by The Nasdaq Stock Market.

2001                                                            HIGH        LOW
1st Quarter .........       (January 1 - March 31)             17.56       13.50
2nd Quarter .........       (April 1 - June 30)                18.50       13.44
3rd Quarter .........       (July 1 - September 30)            15.44       11.52
4th Quarter .........       (October 1 - December 31)          12.20        8.45

2000                                                            HIGH        LOW
1st Quarter .........       (January 1 - March 31)             17.75       11.19
2nd Quarter .........       (April 1 - June 30)                23.23       16.00
3rd Quarter .........       (July 1 - September 30)            24.00       11.69
4th Quarter .........       (October 1 - December 31)          16.75       12.63

As of March 8, 2002, the Company’s common stock was held by 421 holders of record. The Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share)

	2001	2000	1999	1998	1997
Total revenues	$ 159,899	$ 142,698	$ 111,476	$ 72,629	$ 52,633
Cost of revenues	85,102	65,850	50,301	32,749	26,814
Selling, general and administrative expenses	65,999	58,752	46,407	31,354	23,368
Write-off of management system	—	—	3,338	—	—
Settlement of franchise arbitration	—	—	303	—	—

Operating income	8,798	18,096	11,127	8,526	2,451
Interest income	369	503	643	1,424	1,301
Interest expense	(1,450)	(318)	(354)	(255)	(469)
Non-recurring gains	2,683	—	—	—	—
Gain from release of certain franchise obligations	—	—	—	—	2,600

Income from continuing operations before income taxes	10,400	18,281	11,416	9,695	5,883
Provision for income taxes	3,520	7,312	4,153	3,813	2,269

Income from continuing operations	6,880	10,969	7,263	5,882	3,614
(Loss) income from discontinued operations	(426)	—	—	—	349

Net income	$ 6,454	$ 10,969	$ 7,263	$ 5,882	$ 3,963

Basic Earnings Per Share (1)
Income per share from continuing operations	$ 0.68	$ 1.12	$ 0.76	$ 0.64	$ 0.41
(Loss) income per share from discontinued operations	(0.04)	—	—	—	0.04

Net income per share	$ 0.64	$ 1.12	$ 0.76	$ 0.64	$ 0.45

Diluted Earnings Per Share (1)
Income per share from continuing operations	$ 0.65	$ 1.06	$ 0.72	$ 0.61	$ 0.40
(Loss) income per share from discontinued operations	(0.04)	—	—	—	0.04

Net income per share	$ 0.61	$ 1.06	$ 0.72	$ 0.61	$ 0.44

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Selected Consolidated Balance Sheet Data	2001	2000	1999	1998	1997
Working capital	$ 4,315	$ 983	$ 6,010	$ 20,951	$ 27,030
Total assets	160,160	122,726	105,084	86,746	66,571
Long term obligations less current portion	24,067	—	6,730	267	1,516
Total stockholders’ equity	99,904	88,621	72,677	61,569	49,056

(1) Per share amounts for 1998 and 1997 have been adjusted to reflect the five-for-four split of the Company’s common stock effected June 8, 1999.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

CRITICAL ACCOUNTING POLICIES

Revenue Recognition – Instructor-led Classes

The Company offers a wide range of instructor-led learning programs to public and private corporations, service organizations, government agencies and municipalities, as well as to individual students. The instructor-led learning programs allow the students to choose from several learning options as described below:

Club memberships – The club allows the club member to attend as many classes as they choose over a finite period of time for a fixed price.

Training vouchers – Training vouchers allow the customer the right to send one attendee per voucher to a New Horizons class over a period of one year for a fixed price.

Technical certification programs – The Company offers technical certification programs whereby its customers can attend the classes necessary to allow them to pass the required tests to reach a specific certification.

Other – The Company offers a variety of other training classes to individual students at a fixed price per class.

The Company recognizes revenues from these programs on a ratable basis over the duration of the respective programs based upon the estimated number of classes the students will attend. The Company’s estimates of student attendance have been derived from historical experience over a period of several years in which the learning programs have been in place. Where the Company has less than a minimum of two years of historical experience, revenues are recognized on a straight line basis over the duration of the programs. The Company adjusts its revenue recognition rates upon changes in historical experience. Although such adjustments have not been significant in the past, there can be no assurances they will continue to be insignificant in the future.

Revenue Recognition – eLearning Training

In 2001 the Company introduced its eLearning products, Online LIVE and Online ANYTIME. Online LIVE is synchronous, interactive “virtual classrooms” featuring instructor-facilitated classes delivered over the Internet. If a student is not satisfied with an Online LIVE class, the student has the option of retaking the Online LIVE classes, led by a different instructor, at no charge, or may choose to attend an instructor-led class at no charge. Revenue is recognized for Online LIVE as the classes are delivered. Student retakes from Online LIVE classes have not been significant.

Online ANYTIME is asynchronous instruction, identical in content to the classroom instruction, but self-paced training delivered over the Internet for one year. Revenue is recognized for Online ANYTIME on a straight-line basis over one year. There is, as yet, no historical experience for Online ANYTIME to provide a revenue recognition policy that more closely matches the delivery of the training.

Revenue Recognition – Franchise Fees

A unit franchisee is charged an initial franchise fee upon execution of the Franchise Agreement which is not refundable under any circumstances. This fee is recognized upon the franchisees’ completion of two weeks of initial franchise training at the Company’s operating headquarters in Anaheim, California. The information, assistance, and materials provided during this training session represent the substantial obligations of the Company to the franchisee.

A master franchise fee provides international franchisees with the right to award subfranchises to other parties within a particular region. It is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. This fee is based upon the expected number of subfranchises to be sold. The master franchise fee is earned ratably as the subfranchises are sold.

Revenue Recognition – Franchise Royalties

The Company receives monthly continuing royalties from unit franchisees, a percentage of royalties from master franchisees that they receive from their subfranchisees, and a course materials and proprietary computer-based training products surcharge. These royalties are recognized in the month in which the franchisee generates the related revenue.

Revenue Recognition – Corporate Education Solutions (CES) Program Fees

The Company facilitates training within its franchise network for large organizations that have locations and training needs throughout the world. The Company earns revenue, derived as a percentage of the training business, as the training is delivered.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and “SELECTED CONSOLIDATED FINANCIAL DATA” included elsewhere in this report.

GENERAL

The Company operates computer training centers in the United States and franchises computer training centers in the United States and abroad. Prior to 1997, the Company also operated an environmental remediation business. As a result of the completion of the sale of Handex Environmental, Inc. to ECB, Inc. in December 1996, the results of operations for the Company’s environmental business segment have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. The Company operates in two business segments: one operates wholly-owned computer training centers and the other supplies systems of instruction, sales, and management concepts concerning computer training and sells courseware to independent franchisees.

Corporate revenues are defined as revenues from company-owned training centers, initial franchise fees, and royalties from franchise operations. System-wide revenues are defined as total revenues from all centers, both company-owned and franchised. System-wide revenues are used to gauge the growth rate of the entire New Horizons training network.

Revenues from company-owned training centers operated by New Horizons consist primarily of training fees. Cost of revenues consists primarily of instructor costs, rent, utilities, classroom equipment, courseware costs, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are personnel costs associated with technical and facilities support, scheduling, training, accounting and finance, and sales.

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, a company established for the purpose of product procurement and sales to the franchisees, and revenue earned from CES program, a program to service large corporate customers. Cost of revenues consists primarily of costs associated with courseware procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, CES support, advertising expenses, and franchise sales expenses.

RESULTS OF OPERATIONS 2001 VERSUS 2000

Revenues

Revenues for 2001 increased $17,201 to $159,899 or 12.1% over the $142,698 realized in 2000. The increase in revenues was attributable to higher revenues from the sale of Microsoft official curriculum and student learning guides by Nova Vista and the acquisition of the Indianapolis, Indiana and Atlanta, Georgia franchises in 2001.

Revenues at company-owned centers increased 6.3% to $118,336 from $111,319 in 2000. The increase was primarily attributable to the acquisition of the Indianapolis and Atlanta franchises.

In the Company’s franchising segment, royalty fees for 2001 were $22,415, down 5.1% from the 2000 total of $23,609. The decrease was principally due to revenue reduction at locations open more than one year, resulting primarily from the effect of the downturn in the domestic economy, the acquisition of the Atlanta and Indianapolis franchises, and franchise closures in 2001. The reduction was partially offset by new centers opened in 2001. Franchise fees for 2001 were $1,167, down 46.7% from the 2000 total of $2,191. At the end of 2001, there were 257 franchise locations in operation, up 1.2% over the 254 in operation at the end of 2000. One hundred forty locations operate in the United States and Canada while 117 operate in 44 other countries around the world. Other franchising revenues for 2001 increased $12,402, up 222% from the 2000 total of $5,579. The increase was due mainly to higher revenues from the sale of Microsoft official curriculum and student learning guides by Nova Vista.

System-wide revenues, which are defined as revenues from all centers, both company-owned and franchised, decreased to $511,814 in 2001, down 3.5% from $530,272 in 2000.

Cost of Revenues

Cost of revenues increased $19,252 or 29.2% for 2001 compared to 2000. As a percentage of revenues, cost of revenues increased to 53.2% for 2001 from 46.1% in 2000. The increase in cost of revenues in absolute dollars was primarily due to the acquisition of the Indianapolis and Atlanta franchises in 2001 and the significant increase in the sale of courseware to the franchisees. The increase as a percentage of revenue resulted from a reduction in revenue in the company-owned centers owned at the beginning of the year and the increase in the sale of courseware, which is at a lower gross margin.

New Horizons derives revenue from the sales of courseware to its franchisees through Nova Vista, its product procurement company. The revenues earned from this category increased substantially in 2001 as a result of new products being offered to the Company’s franchises in 2001. The new courseware products in 2001 included Microsoft Official Curriculum, used in technical training classes, learning guides, used primarily in applications classes, and Online LIVE and Online ANYTIME products. These products added approximately $9.7 million in revenue in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7,247 or 12.3% for 2001 compared to 2000. As a percentage of revenues, selling, general and administrative expenses rose to 41.3% for 2001 from 41.2% for 2000. The increase in absolute dollars for selling, general and administrative expenses was due primarily to the acquisition of the Indianapolis and Atlanta franchises in 2001. Selling, general and administrative expense as a percentage of revenues remained relatively the same.

Interest Income (Expense)

Interest income for 2001 decreased $134 or 26.6% to $369 compared with $503 in 2000. As a percentage of revenues, interest income decreased to 0.2% for 2001 from 0.4% for 2000.

Interest expense increased $1,132 to $1,450 for 2001 or 356% compared to $318 in 2000. As a percentage of revenues, interest expense was 0.9% in 2001 and 0.2% in 2000. The increase in interest expense in absolute dollars was due to higher outstanding debt in 2001 as compared to 2000.

Income Taxes

The provision for income taxes as a percentage of income before income taxes was 33.8% for 2001 compared to 40.0% for 2000. The decrease in the effective tax rate was due principally to the tax treatment of certain non-recurring gains recorded in 2001. (See Note 6)

RESULTS OF OPERATIONS 2000 VERSUS 1999

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

In the Company’s franchising segment, royalty fees for 2000 were $23,609, up 20.9% over the 1999 total of $19,532. The increase was principally due to a 17.8% revenue increase at locations open more than one year and the addition of 50 franchise locations during the year. Franchise fees for 2000 were $2,191, down 15.9% from the 1999 total of $2,606. At the end of 2000, there were 254 franchise locations in operation, up 24.5% over the 204 in operation at the end of 1999. One hundred thirty eight locations operate in the United States and Canada while 116 operate in 42 other countries around the world. Other franchising revenues for 2000 increased $2,761, up 98.0% from the 1999 total of $2,818. The increase was due mainly to higher revenues from the sale of NHIPP and A+ certification products by Nova Vista.

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

Interest Income (Expense)

Interest income for 2000 decreased $140 or 21.8% to $503 compared with $643 in 1999. As a percentage of revenues, interest income decreased to 0.4% for 2000 from 0.6% for 1999. The Company did not earn any tax-free income in 2000 and earned $13 in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company’s current ratio was 1.1 to 1, working capital was $4,315, and its cash and cash equivalents totaled $6,077. Working capital as of December 31, 2001, reflected an increase of $3,332 from $983 as of December 31, 2000. The increase was due principally to net income earned for the year and borrowings on its term loan.

Cash provided by operating activities was $13,338, a decrease of $14,471 compared to 2000. The decrease was primarily due to a decrease of $4,515 in net income and the cash flow effect of the decrease in other current liabilities of $5,148 and income taxes payable of $4,873.

In 2001 cash used by investing activities increased by $18,695 to $38,496. This was due primarily to a $13,577 increase in cash paid for companies acquired in 2001 and previously acquired companies that met certain operating performance targets and an increase in additions to property, plant and equipment of $5,117.

On April 25, 2001, the Company executed a credit agreement with a commercial bank group providing a revolving credit facility of up to $65 million. On January 31, 2002, the Company and the bank group executed an amendment to the credit agreement that had the following terms and conditions: (1) $25 million of the outstanding balance was converted to a term loan with a maturity of January 31, 2004 with principal payments of $1.25 million in 2002 and $3.5 million in 2003, (2) a revolving line of credit of up to $5 million limited to 15% of outstanding accounts receivable, (3) an interest rate equal to the bank’s prime rate of interest plus 1.5% until the Company has sustained $4 million in EBITDA for two consecutive quarters at which time the interest rate will be at the Company’s option between LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin, with the applicable margin, ranging from 2.50% to 3.75% for LIBOR and 0.75% to 2.125% for the bank’s prime rate, dependant upon the leverage ratio of the Company, (4) the mandatory repayment against the term loan of the proceeds, if any, from the sale of the Santa Ana land, (5) a prohibition from engaging in any acquisitions unless the acquisition is funded exclusively with the proceeds of equity or subordinated debt, and (6) a requirement for the Company to meet various financial covenants, including minimum monthly and quarterly EBITDA, maximum leverage ratio, minimum fixed charge coverage ratio, maximum capital expenditures, and maximum earnout payment ratio. The amendment also waived the December 31, 2001 non-compliance with the fixed charge coverage ratio. With this new amendment the availability under the credit facility was $2.9 million as of January 31, 2002. Barring any unanticipated decline in operating results, the Company expects to remain in compliance with the covenants of its credit agreement through 2002.

The nature of the IT and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During 2001, New Horizons spent approximately $13.8 million on capital items. Capital expenditures for 2002 are expected to total approximately $6 million.

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. At December 31, 2001, the land is in escrow for a selling price in excess of its carrying value. However, there can be no assurances that such sale will be consummated.

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer training business.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002 and has begun to test goodwill for impairment under the new rules, applying a fair-value-based test. The Company expects that the adoption of SFAS No. 142 will increase operating income through the reduction of amortization expense by approximately $3.7 million on an annual basis.

SFAS No. 143, “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on January 1, 2003, as required.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company’s adoption of SFAS No. 133 effective January 1, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its bank line of credit. At December 31, 2001 the Company’s bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2001 rates, and assuming no changes in bank debt from the December 31, 2001 levels, the additional annual expense would be approximately $253 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s risk related to foreign currency exchange rates is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages F-1 to F-20 contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Independent Auditors' Report

The Board of Directors and Stockholders
New Horizons Worldwide, Inc.

        We have audited the accompanying consolidated balance sheets of New Horizons Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Costa Mesa, California
February 27, 2002

CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

December 31, 2001 and December 31, 2000
(Dollars in thousands, except share data)

Assets                                                      2001           2000
Current assets:
     Cash and cash equivalents ...................     $   6,077      $   5,515
     Accounts receivable, less allowance
       for doubtful accounts of $829
       in 2001 and $717 in 2000 (Note 2) .........        20,814         21,329
     Inventories .................................         1,517          1,362
     Prepaid expenses ............................         2,178          1,932
     Refundable income taxes .....................         2,057           --
     Deferred income tax assets (Note 7) .........         2,906          2,796
     Other current assets  (Note 8) ..............         1,680            469
         Total current assets ....................        37,229         33,403

Property, plant and equipment, net
  (Note 4) .......................................        20,046         13,094
Land held for disposition (Note 4) ...............         5,099          5,099

Excess of cost over net assets of
  acquired companies, net of accumulated
  amortization of $9,453 in 2001 and
  $5,830 in 2000 (Note 13) .......................        93,626         67,234
Cash surrender value of life insurance ...........         1,131          1,100
Other assets (Note 8) ............................         3,029          2,796

Total Assets .....................................     $ 160,160      $ 122,726
                                                       =========      =========
Liabilities & Stockholders’ Equity
Current liabilities:
     Notes payable and current portion
       of long-term debt (Note 3) ................     $   1,665      $     103
     Accounts payable ............................         3,277          3,215
      Deferred revenue ...........................         9,895         10,120
     Income taxes payable (Note 7) ...............          --            1,600
     Other current liabilities (Note 9) ..........        18,077         17,382
         Total current liabilities ...............        32,914         32,420

Long-term debt, excluding current portion
  (Note 3) .......................................        24,067           --
Deferred income tax liability (Note 7) ...........         2,195            849
Deferred rent (Note 12) ..........................         1,080            833
Other long-term liabilities ......................          --                3
         Total liabilities .......................        60,256         34,105
Commitments and contingencies (Note 12) ..........          --             --

Stockholders' equity (Note 11):
     Preferred stock without par value,
       2,000,000 shares authorized, no
         shares issued ...........................          --             --
     Common stock, $.01 par value,
       20,000,000 shares authorized;
       issued and outstanding 10,397,257
       shares in 2001 and 10,083,038
       shares in 2000 ............................           104            101
     Additional paid-in capital ..................        46,895         42,069
     Retained earnings ...........................        54,203         47,749
     Treasury stock at cost - 185,000
       shares in 2001 and 2000 ...................        (1,298)        (1,298)
         Total stockholders’ equity ..............        99,904         88,621

Total Liabilities & Stockholders' Equity .........     $ 160,160      $ 122,726
                                                       =========      =========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2001, December 31, 2000, and December 31, 1999
(Dollars in thousands, except per share)

                                                   2001        2000        1999
Revenues
     Franchising
         Franchise fees .................      $  1,167    $  2,191    $  2,606
         Royalties ......................        22,415      23,609      19,532
         Courseware sales and other .....        17,981       5,579       2,818
         Total franchising revenues .....        41,563      31,379      24,956

     Company-owned training centers .....       118,336     111,319      86,520
         Total revenues .................       159,899     142,698     111,476

Cost of revenues ........................        85,102      65,850      50,301

Selling, general and administrative expenses     65,999      58,752      46,407

Write-off of management system  (Note 5)           --          --         3,338

Settlement of franchise arbitration  (Note 5)      --          --           303

Operating income ........................         8,798      18,096      11,127

Interest income .........................           369         503         643

Interest expense ........................        (1,450)       (318)       (354)

Non-recurring gains  (Note 6) ...........         2,683        --          --

Income from continuing operations before
  income taxes ..........................        10,400      18,281      11,416

Provision for income taxes  (Note 7) ....         3,520       7,312       4,153

Income from continuing operations .......         6,880      10,969       7,263

Loss from discontinued operations, net of
  applicable taxes of $285  (Note 6) ....          (426)       --          --

Net income ..............................      $  6,454    $ 10,969    $  7,263
                                               ========    ========    ========
Basic Earnings Per Share
Income per share from continuing operations    $   0.68        1.12        0.76
Loss per share from discontinued operations       (0.04)       --          --
Net income per share ....................      $   0.64    $   1.12    $   0.76
                                               ========    =======     ========
Diluted Earnings Per Share
Income per share from continuing operations    $   0.65        1.06        0.72
Loss per share from discontinued operations       (0.04)       --          --
Net income per share ....................      $   0.61    $   1.06    $   0.72
                                               ========    ========    ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2001, December 31, 2000, and December 31, 1999
(Dollars in thousands)

                                                     2001       2000       1999

    Net income ...............................    $ 6,454    $10,969    $ 7,263

    Other comprehensive income:

         Reclassification adjustment for
           gains included in net income ......       --         --          (53)

    Comprehensive income .....................    $ 6,454    $10,969    $ 7,210
                                                  =======    =======    =======

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2001, December 31, 2000, and December 31, 1999
(In thousands)

						Accumulated
			Add’l			other com-	Stock-
	Common Stock		paid-in	Retained	Treasury	prehensive	holders’
	Shares	Amount	capital	earnings	stock	income	equity

Balance at January 1, 1999	9,558	$ 95	$ 33,202	$ 29,517	$ (1,298)	$ 53	$ 61,569
Issuance of common stock from exercise of stock options and warrants	8	—	75	—	—	—	75
Income tax benefit from the exercise of stock options and warrants	—	—	18	—	—	—	18
Issuance of common stock for acquisitions	223	2	3,665	—	—	—	3,667
Compensatory warrant grants	—	—	138	—	—	—	138
Other comprehensive income	—	—	—	—	—	(53)	(53)
Net income	—	—	—	7,263	—	—	7,263

Balance at December 31, 1999	9,789	97	37,098	36,780	(1,298)	—	72,677
Issuance of common stock from exercise of stock options	149	2	1,577	—	—	—	1,579
Income tax benefit from the exercise of stock options	—	—	544	—	—	—	544
Issuance of common stock for acquisitions	145	2	2,850	—	—	—	2,852
Net income	—	—	—	10,969	—	—	10,969

Balance at December 31, 2000	10,083	101	42,069	47,749	(1,298)	—	88,621
Issuance of common stock from exercise of stock options	8	—	94	—	—	—	94
Income tax benefit from the exercise of stock options	—	—	10	—	—	—	10
Issuance of common stock for acquisitions	306	3	4,722	—	—	—	4,725
Net income	—	—	—	6,454	—	—	6,454

Balance at December 31, 2001	10,397	$ 104	$ 46,895	$ 54,203	$ (1,298)	—	$ 99,904

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2001, December 31, 2000, and December 31, 1999
(Dollars in thousands)

                                                   2001        2000        1999
Cash flows from operating activities
  Net income ..............................    $  6,454    $ 10,969    $  7,263
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ........     11,055       7,711       6,074
      Write-off of management system (Note 5)      --          --         2,860
      Deferred income taxes ................      1,236        (256)       (470)
      Stock-based compensation .............         --        --           138
      Cash provided (used) from the change
        in (net of effects of acquisitions):
         Accounts receivable ...............      2,373        (338)     (1,689)
         Inventories .......................         32        (136)       (113)
         Prepaid expenses and other assets .     (1,633)        691        (921)
         Accounts payable ..................       (514)      1,060        (590)
         Deferred revenue ..................     (2,222)      1,802       1,523
         Other current liabilities .........        (16)      5,132      (1,885)
         Income taxes payable ..............     (3,647)      1,226         582
         Deferred rent .....................        220         (52)        121
              Net cash provided by
                operating activities .......     13,338      27,809      12,893

Cash flows from investing activities
  Purchase of marketable securities ........       --          --          (279)
  Redemption of marketable securities ......       --          --        16,100
  Cash surrender value of life insurance ...        (31)        (30)       (207)
  Additions to property, plant and equipment    (13,814)     (8,697)     (6,748)
  Cash paid for acquired companies, net of
    cash acquired (Note 13) ................    (20,629)       --       (26,034)
  Cash paid for previous acquisitions
    (Note 13) ..............................     (4,022)    (11,074)     (2,336)
      Net cash used by investing activities     (38,496)    (19,801)    (19,504)

Cash flows from financing activities
  Proceeds from issuance of common stock ...         94       1,579          75
  Proceeds from debt obligations ...........     61,734       4,480      12,906
  Principal payments on debt obligations ...    (36,108)    (11,420)    (10,375)
    Net cash provided (used) by financing
      activities ...........................     25,720      (5,361)      2,606

Net increase (decrease) in cash and cash
  equivalents ..............................        562       2,647      (4,005)

Cash and cash equivalents at beginning of
  year .....................................      5,515       2,868       6,873
Cash and cash equivalents at end of  year ..   $  6,077    $  5,515    $  2,868
                                               ========    ========    ========
Supplemental disclosure of cash flow
  information
     Cash was paid for:
         Interest ..........................   $  1,181    $    282    $    339
                                               ========    ========    ========

         Income taxes ......................   $  5,663    $  5,589    $  4,091
                                               ========    ========    ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2001, December 31, 2000, and December 31, 1999
(Dollars in thousands)

Supplemental Disclosure of Non-Cash Transactions

                                                   2001        2000        1999
Non-cash investing and financing activities:

     Income tax benefit from exercise of
       stock options                           $     10    $    544    $     18
                                               ========    ========    ========

The Company completed two acquisitions in 2001, none in 2000 and six in 1999 summarized as follows (Note 13):

                                                   2001        2000        1999

     Fair value of assets acquired             $  25,71   $    --      $ 34,076

     Short-term debt and other obligations
       incurred                                    --          --          (921)

     Value of stock issued                       (1,652)       --        (2,983)

     Cash paid, net of cash acquired            (20,629)       --       (26,034)

     Liabilities assumed                       $  3,431    $   --      $  4,138
                                               ========    ========    ========

During the year ended December 31, 2001 the Company issued common stock with a value of $3,073 as additional consideration for previous acquisitions.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, December 31, 2000, and December 31, 1999
(Dollars in thousands, except per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

New Horizons Worldwide, Inc. (New Horizons or the Company) owns and franchises computer training centers. The Company’s training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. In addition, the Company also offers courseware for sale to its franchisees. As of December 31, 2001, the Company and its franchisees delivered training in 27 company-owned and 257 franchised locations in 46 countries around the world.

Principles of Consolidation

The consolidated financial statements include the accounts of New Horizons Worldwide, Inc. and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

b.	Course Material and Computer-Based Training Products Royalty

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

Courseware Sales

New Horizons derives revenue from the sales of courseware to its franchisees through Nova Vista, its product procurement company. The revenues earned from this category increased substantially in 2001 as a result of new products being offered to the Company’s franchisees in 2001. The new courseware products in 2001 included Microsoft Official Curriculum, used in technical training classes, learning guides, used primarily in applications classes, and Online LIVE and Online ANYTIME products. These products added approximately $9.7 million in revenue in 2001.

Revenue Recognition

Instructor-led Classes

The Company offers a wide range of instructor-led learning programs to public and private corporations, service organizations, government agencies and municipalities, as well as to individual students. The instructor-led learning programs allow the students to choose from several learning options as described below:

Club memberships – The club allows the club member to attend as many classes as they choose over a finite period of time for a fixed price.

Training vouchers – Training vouchers allow the customer the right to send one attendee per voucher to a New Horizons class over a period of one year for a fixed price.

Technical certification programs – The Company offers technical certification programs whereby its customers can attend the classes necessary to allow them to pass the required tests to reach a specific certification.

Other – The Company offers a variety of other training classes to individual students at a fixed price per class.

The Company recognizes revenues from these programs on a ratable basis over the duration of the respective programs based upon the estimated number of classes the students will attend. The Company’s estimates of student attendance have been derived from historical experience over a period of several years in which the learning programs have been in place. Where the Company has less than a minimum of two years of historical experience, revenues are recognized on a straight-line basis over the duration of the programs. The Company adjusts its revenue recognition rates upon changes in historical experience. Although such adjustments have not been significant in the past, there can be no assurances they will continue to be insignificant in the future.

eLearning Training

In 2001 the Company introduced its eLearning products, Online LIVE and Online ANYTIME. Online LIVE is synchronous, interactive “virtual classrooms” featuring instructor-facilitated classes delivered over the Internet. If a student is not satisfied with an Online LIVE class, the student has the option of retaking the Online LIVE classes, led by a different instructor, at no charge, or may choose to attend an instructor-led class at no charge. Revenue is recognized for Online LIVE as the classes are delivered. Student retakes from Online LIVE classes have not been significant.

Online ANYTIME is asynchronous instruction, identical in content to the classroom instruction, but self-paced training delivered over the Internet for one year. Revenue is recognized for Online ANYTIME on a straight-line basis over one year. There is, as yet, no historical experience for Online ANYTIME to provide a revenue recognition policy that more closely matches the delivery of the training.

Franchise Fees

A unit franchisee is charged an initial franchise fee upon execution of the Franchise Agreement which is not refundable under any circumstances. This fee is recognized upon the franchisees’ completion of two weeks of initial franchise training at the Company’s operating headquarters in Anaheim, California. The information, assistance, and materials provided during this training session represent substantial obligations of the Company to the franchisee.

A master franchise fee provides international franchisees with the right to award subfranchises to other parties within a particular region. It is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. This fee is based upon the expected number of subfranchises to be sold. The master franchise fee is earned ratably as the subfranchises are sold.

Franchise Royalties

The Company receives monthly continuing royalties from unit franchisees, a percentage of royalties from master franchisees that they receive from their subfranchisees, and a course materials and proprietary computer-based training products surcharge. These royalties are recognized in the month in which the franchisee generates the related revenue.

Corporate Education Solutions (CES) Program Fees

The Company facilitates training within its franchise network for large organizations that have locations and training needs throughout the world. The Company earns revenue, derived as a percentage of the training business, as the training is delivered.

Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method as follows:

Equipment	3 to 5 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Useful life or term of lease, if shorter

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Intangibles and Other Long-Lived Assets

The excess of cost over net assets acquired was being amortized on a straight-line basis over periods ranging from 25 to 40 years. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has periodically reviewed the carrying value of long-lived assets on an undiscounted cash flow basis to determine whether impairment to such value has occurred. Management has concluded that there was no impairment of its intangibles or other long-lived assets at December 31, 2001.

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

Earnings Per Share

The Company calculates earnings per share (EPS) pursuant to SFAS No. 128 “Earnings Per Share.” The computation of Basic EPS is based on the weighted average number of shares outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method. Dilutive options and warrants are not considered in the calculation of net loss per share.

The weighted average number of shares outstanding used in determining Basic EPS was 10,106,653 in 2001, 9,778,672 in 2000, and 9,521,621 in 1999. The weighted average number of shares outstanding used in determining Diluted EPS was 10,508,519 in 2001, 10,327,827 in 2000, and 10,021,991 in 1999. The difference between the shares used for calculating Basic and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

During 1999, the Company’s Board of Directors approved a five-for-four split of the Company’s common stock. This split was effected on June 8, 1999 for shareholders of record on May 18, 1999. All per share and share information has been restated to reflect this stock split.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for employee stock-based compensation. The Company adopted the pro forma and other disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair-value based method on net income and net income per share in the financial statement footnotes. (See Note 11)

Use of Estimates

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

Fair Value of Financial Instruments

The Company’s consolidated balance sheets include the following financial instruments: trade accounts receivable, trade accounts payable, notes receivable, and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization. The interest rates on notes receivable and long-term debt approximate current market rates.

Deferred Finance Costs

Deferred finance costs, which total $876 at December 31, 2001, are included in other assets and are amortized to interest expense over the life of the respective finance agreement.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002 and has begun to test goodwill for impairment under the new rules, applying a fair-value-based test. The Company expects that the adoption of SFAS No. 142 will increase operating income through the reduction of amortization expense by approximately $3.7 million on an annual basis.

SFAS No. 143, “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on January 1, 2003, as required.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company’s adoption of SFAS No. 133 effective January 1, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Reclassification

Certain items on the 2000 and 1999 consolidated statements have been reclassified to conform to the 2001 presentation.

2.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowance f or doubtful accounts includes the following:

                                                   2001        2000        1999

           Balance, beginning of year ......      $ 717       $ 943       $ 927

           Provisions ......................        419         203         169

           Deductions ......................       (307)       (429)       (153)

           Balance, end of year ............      $ 829       $ 717       $ 943
                                                  =====       =====       =====

3.  LONG-TERM OBLIGATIONS

The Company’s debt and capital lease obligations are as follows:

                                                               2001        2000
     Term loan with bank                                   $ 25,300    $    --

     Note payable to a former franchisee pursuant to a
       franchise acquisition at 7% interest rate, to be
       paid September, 2002                                     407         --

     Amounts due under capital leases with effective
       interest rates ranging from 8.5% to 14.6% per
       annum (Note 12)                                           25         103
                                                             25,732         103

     Less: Current portion of notes payable and long-term
       debt                                                  (1,665)       (103)

                                                           $ 24,067    $    --
                                                           ========    ========

On April 25, 2001, the Company executed a credit agreement with a commercial bank group providing a revolving credit facility of up to $65 million. On January 31, 2002, the Company and the bank group executed an amendment to the credit agreement that had the following terms and conditions: (1) $25 million of the outstanding balance was converted to a term loan with a maturity of January 31, 2004 with principal payments of $1.25 million in 2002 and $3.5 million in 2003, (2) a revolving line of credit of up to $5 million limited to 15% of outstanding accounts receivable, (3) an interest rate equal to the bank’s prime rate of interest plus 1.5% until the Company has sustained $4 million in EBITDA for two consecutive quarters at which time the interest rate will be at the Company’s option between LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin, with the applicable margin, ranging from 2.50% to 3.75% for LIBOR and 0.75% to 2.125% for the bank’s prime rate, dependant upon the leverage ratio of the Company, (4) the mandatory repayment against the term loan of the proceeds, if any, from the sale of the Santa Ana land, (5) a prohibition from engaging in any acquisitions unless the acquisition is funded exclusively with the proceeds of equity or subordinated debt, and (6) a requirement for the Company to meet various financial covenants, including minimum monthly and quarterly EBITDA, maximum leverage ratio, minimum fixed charge coverage ratio, maximum capital expenditures, and maximum earnout payment ratio. The amendment also waived the December 31, 2001 non-compliance with the fixed charge coverage ratio. The Company was in compliance with all other debt covenants as of December 31, 2001. With this new amendment the availability under the credit facility was $2.9 million as of January 31, 2002.

The following is a summary of future payments required under the above obligations:

2002	$ 1,665
2003	3,505
2004	20,562
$ 25,732

4.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are summarized below:

                                                               2001        2000

         Leasehold improvements ........................   $  5,362    $  2,857
         Equipment and software ........................     32,222      21,953
         Furniture and fixtures ........................      7,312       4,914
         Construction-in-progress ......................       --         3,474
                                                             44,896      33,198
         Less accumulated depreciation and amortization     (24,850)    (20,104)
                                                           $ 20,046    $ 13,094
                                                           ========    ========

Included in the Company’s property, plant and equipment are equipment and leasehold improvements under capital leases amounting to $9 (2001) and $125 (2000), net of accumulated depreciation of $5,426 (2001) and $4,850 (2000).

Land held for disposition

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. The Company had intended to construct a building on the land that would serve as the world headquarters. Instead, the Company has relocated its world headquarters and the Santa Ana training facility to Anaheim, California in 2001. At December 31, 2001, the land is in escrow for a selling price in excess of its carrying value. However, there can be no assurances that such sale will be consummated.

5.  WRITE-OFF OF MANAGEMENT SYSTEM AND SETTLEMENT OF FRANCHISE ARBITRATION

In the fourth quarter of 1999, the Company decided to discontinue the development of its proprietary training center management system and, accordingly, recorded a charge of $3,338 comprised primarily of capitalized development costs.

During the year ended December 31, 1999, the Company settled a dispute with a previously terminated master franchisee resulting in a charge of $303, which is included in the accompanying statements of income.

6.  NON-RECURRING GAINS (LOSSES)

In December 1996, the Company sold its environmental remediation business segment and received, as partial consideration for such business, an interest in a joint venture in the form of a right to a portion of the proceeds from a future sale of such venture. In July 2001, the Company recorded a gain of $1,203, representing its portion of the proceeds from the subsequent sale of the joint venture.

For the year ended December 31, 2001, the Company recorded a non-recurring gain of $1,480 resulting from the net increase in the carrying value of certain assets received as consideration from the sale of its environmental remediation business in 1996. Such increase was realized substantially in the form of cash received in November 2001.

The Company recorded a net loss from discontinued operations to increase its estimated costs to resolve certain environmental liabilities retained from the sale of its environmental remediation business in 1996. The aggregate liability of $1,055 is included in other liabilities at December 31, 2001.

7.  INCOME TAXES

Income tax expense for the periods below differs from the amounts computed by applying the United States federal income tax rate of 35% to the pretax income as a result of the following:

                                                  2001        2000        1999

Computed "expected" tax expense ............   $ 3,640     $ 6,398     $ 3,996
Amortization of excess of cost over net
     assets acquired .......................       147          72          63
State and local tax expense, net of federal
income tax effect ..........................       577       1,016         494
Interest income from tax-free investments ..      --          --           (48)
Discontinued operations ....................      (841)       --          --
Other ......................................        (3)       (174)       (352)
Income tax expense .........................   $ 3,520     $ 7,312     $ 4,153
                                               =======     =======     =======
Effective rates ............................     33.8%       40.0%       36.4%

Income tax expense consists of:
     Federal:
       Current .............................   $   693     $ 5,388     $ 3,258
       Deferred ............................     1,215        (256)       (389)
     State and local:
       Current .............................       439       1,563         783
       Deferred ............................       449        --           (81)
     Foreign ...............................       724         617         582
Income Tax Expense .........................   $ 3,520     $ 7,312     $ 4,153
                                               =======     =======     =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000, are presented below:

                                                              2001         2000
   Deferred tax assets:
        Accounts receivable, principally due to
          allowance for doubtful accounts ............      $  709       $  897
        Reserve for uninsured losses and litigation ..         422          280
        Accrued expenses .............................         865        1,383
        Property, plant and equipment, principally due
          to differences in depreciation .............       1,095        1,292
        Foreign Tax Credit carryforward ..............         744         --
        Deferred revenue .............................         387          359
        Other ........................................         166           65
                                                             4,388        4,276
   Deferred tax liabilities:
        Excess of cost over net assets of acquired
         companies ...................................       3,457        2,206
        Other ........................................         220          123
                                                             3,677        2,329

   Net deferred income taxes .........................      $  711       $1,947
                                                            ======       ======

8.  OTHER ASSETS

Other assets consist of:

                                                             2001          2000

Notes receivable from officers .....................      $ 1,470       $ 1,385
Notes receivable from ECB, Inc. ....................          758         2,933
Bank credit agreement costs ........................          689          --
Notes receivable from franchisees ..................          654          --
Other ..............................................        1,138         1,907
Valuation reserves .................................         --          (2,960)
                                                            4,709         3,265

Less: Current portion of notes receivables .........       (1,680)         (469)

                                                          $ 3,029       $ 2,796
                                                          =======       =======

Included in other assets are long-term notes receivable from officers of the Company in the aggregate amount of $1,470. The notes receivable are demand notes, $860 of which is collateralized by the proceeds from certain life insurance policies and bear interest at 7.3%. The remaining $610 relates primarily to non-interest bearing loans in connection with officers’ relocation expenses. The Company does not intend to demand repayment of these notes during fiscal 2002.

The Company entered into a credit agreement with Bank of America on April 25, 2001. Costs incurred in entering into the agreement are being amortized over 36 months, the life of the agreement.

9.  OTHER CURRENT LIABILITIES

Other current liabilities consist of:

                                                             2001          2000

Accounts payable to franchisees ......................    $ 5,921       $ 5,446
Salaries, wages and commissions payable ..............      4,006         4,356
Royalties and fees payable to courseware partners ....      3,231           --
Payable to former franchisees pursuant to franchise
     acquisitions ....................................       --           3,975
Accrued operating expenses and other liabilities .....      4,919         3,605
                                                          $18,077       $17,382
                                                          =======       =======

10.  EMPLOYEE SAVINGS PLAN

The Company has a 401(k) Profit Sharing Trust and Plan in which employees not currently covered by a collective bargaining agreement are eligible to participate. None of the Company’s employees is currently covered by a collective bargaining agreement. The plan was established in 1995 and through December 31, 1998, was non-contributory. Effective January 1, 1999, the Board of Directors elected to match 25% of the employees’ contributions. The Company contributed $576 and $526 for 2001 and 2000, respectively. In October 2001, the Board of Directors elected to suspend the match effective January 1, 2002.

11.  STOCK OPTION PLAN

The Company maintains a Key Employees Stock Option Plan and an Omnibus Equity Plan which provide for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. The Key Employee Stock Option Plan, which expired in 1999, had provided for the granting of options to purchase up to 1,500,000 shares of common stock and the current Omnibus Equity Plan provides for the granting of options to purchase up to 1,250,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company’s common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price. All options were granted at fair market value at dates of grant.

Directors of the Company who are not employees currently hold options to acquire a total of 310,000 shares pursuant to option plans and agreements, including 60,000 awarded in 2000 under the Company’s Omnibus Equity Plan. The exercise price under all of such options was the fair market value as of the date of grant.

Changes in shares, under all current and former plans and other arrangements, for 2001, 2000 and 1999 are summarized as follows:

2001	2000	1999
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding, beginning of year	1,378,874	$ 10.39	1,278,249	$ 9.97	1,102,878	$ 8.75
Granted	276,250	13.79	277,750	12.41	273,808	15.81
Exercised	(7,875)	11.97	(149,000)	10.14	(7,812)	10.06
Canceled	(29,875)	13.91	(28,125)	11.43	(90,625)	12.87

Outstanding, end of year	1,617,374	10.90	1,378,874	10.39	1,278,249	9.97

Options exercisable, end of year	1,073,724	$ 9.61	900,974	$ 8.88	876,125	$ 8.22

Weighted average fair value of options granted during the year	$ 7.65		$ 6.51		$ 6.58

Outstanding stock options at December 31, 2001 consist of the following:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Price	Shares	Weighted Average Price

		(Years)
$ 5.20 - $ 9.28	581,250	2.2	$ 6.44	572,500	$ 6.40
10.22 - 15.90	881,624	3.5	12.74	435,324	12.69
16.90 - 23.19	154,500	3.3	17.16	65,900	17.09

$ 5.20 - $23.19	1,617,374	3.0	$10.90	1,073,724	$ 9.61

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 4.0%, volatility of 55%, and zero dividend yield for 2001; a risk-free interest rate of 6.6%, volatility of 74%, and zero dividend yield for 2000; and a risk-free interest rate of 6.1%, volatility of 27% and zero dividend yield for 1999, with expected lives of six years for all periods. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If compensation expense was determined based on the fair value method under the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                2001           2000         1999

Net income                   As reported     $  6,454     $  10,969     $  7,263
                             Pro forma          5,263        10,194        6,803

Basic earnings per share     As reported     $   0.64     $    1.12     $   0.76
                             Pro forma           0.52          1.04         0.71

Diluted earnings per share   As reported     $   0.61     $    1.06     $   0.72
                             Pro forma           0.50          0.99         0.68

As of December 31, 2001, there were 573,942 shares of common stock under the Omnibus Equity Plan that were available for future grant.

12.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its offices, training facilities and certain equipment under operating lease obligations. Operating leases expire on various dates through 2014. The Company recognizes rent expense on a straight-line basis and records deferred rent based on the difference between cash paid and straight-line expense. Rent expense was $9,421, $7,342 and $5,457, for 2001, 2000, and 1999 respectively.

Under the terms of the leases, future minimum commitments at December 31, 2001 are as follows:

                                                                Operating Leases
                   2002                                    $          10,653
                   2003                                               10,517
                   2004                                                9,962
                   2005                                                8,839
                   2006                                                8,172
                   2007 & after                                       29,524
              Total future minimum lease payments          $          77,667
                                                           =================

Purchase Commitment

The Company has entered into a contract with a provider to purchase $13,000 in courseware through June 30, 2004. That contract specifies minimum purchases of $4,500, $5,500, and $3,000 in 2002, 2003, and 2004, respectively.

Litigation

The Company has accrued $1,055 related to residual environmental liabilities retained from the sale of its environmental remediation business in 1996 (Note 6).

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

13.  ACQUISTIONS

A.  Indianapolis, Indiana franchise

On January 31, 2001, the Company purchased its franchise in Indianapolis, Indiana. The consideration paid included $4,926 in cash, net of cash acquired. The selling shareholders will receive additional cash consideration if certain operating performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. The acquisition resulted in goodwill of $5,033 which was being amortized over 25 years.

B.  Atlanta, Georgia franchise

On April 2, 2001, the Company purchased the assets of its franchise in Atlanta, Georgia. The consideration paid included $15,703 in cash, net of cash acquired, and 113,984 shares of the Company’s common stock valued at $1,652 based on the average price of the Company’s common stock for a reasonable period of time before the terms of the transaction were finalized. The selling shareholders will receive additional consideration, in cash and stock, if certain operating performance targets are achieved. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. The acquisition resulted in goodwill of $18,005, which was being amortized over 25 years.

C.   Additional consideration for previous acquisitions

During the twelve months ended December 31, 2001, the Company provided additional consideration for previous acquisitions consisting of $4,651 in cash and 132,501 in shares of the Company’s stock valued at $2,074 due to the previously acquired centers meeting certain operating performance targets.

If the results from the acquired locations had been included in the results of operations at the beginning of each period presented below, the Company’s unaudited revenue, net income, and earnings per share would have approximated the following:

                                     Twelve Months Ended     Twelve Months Ended
                                      December 31, 2001        December 31, 2000

       Revenue                           $  163,992            $    162,321

       Net Income                        $    6,852            $     12,647

       Basic Earnings Per Share          $     0.67            $       1.28

       Diluted Earnings Per Share        $     0.64            $       1.21

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for continuing operations for 2001 and 2000 is as follows:

                                  First       Second     Third         Fourth
                                 Quarter     Quarter    Quarter       Quarter
Year ended December 31, 2001
Revenues                        $ 41,132    $ 44,721   $ 39,028      $ 35,018
Operating income                   4,686       3,792      1,486       (1,166)
Net income                         2,811       2,106      1,841         (304)
Basic earnings per share            0.28        0.21       0.18        (0.03)
Diluted earnings per share          0.27        0.20       0.17        (0.03)

                                  First       Second     Third         Fourth
                                 Quarter     Quarter    Quarter       Quarter
Year ended December 31, 2000
Revenues                        $ 34,025    $ 36,649   $ 35,970      $ 36,054
Operating income                   4,546       5,265      4,533         3,752
Net income                         2,704       3,169      2,752         2,344
Basic earnings per share            0.28        0.33       0.28          0.24
Diluted earnings per share          0.27        0.31       0.26          0.23

15.  SEGMENT REPORTING

The Company operates in two business segments – company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue, primarily related to product sales through Nova Vista. The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company’s segments is as follows:

	Company-owned Centers	Franchising	Executive Office	Discontinued Operations	Consolidated

For the year ended December 31, 2001
Revenues from external customers	$ 118,336	$ 41,563	$ --	$ --	$ 159,899
Non-recurring gains	--	--	2,683	--	2,683
Interest income	72	297	--	--	369
Interest expense	(1,450)	--	--	--	(1,450)
Depreciation and amortization expense	8,883	2,172	--	--	11,055
Income tax expense	(26)	3,546	--	--	3,520
Net income from continuing operations	(2,196)	9,076	--	--	6,880
Loss from discontinued operations, net of applicable income taxes	--	--	--	(426)	(426)
Net deferred tax asset	(945)	1,656	--	--	711
Total assets	124,963	29,014	6,183	--	160,160
Additions to property, plant & equipment	7,642	6,172	--	--	13,814

For the year ended December 31, 2000
Revenues from external customers	$ 111,319	$ 31,379	$ --	$ --	$ 142,698
Interest income	314	189	--	--	503
Interest expense	(259)	(59)	--	--	(318)
Depreciation and amortization expense	6,879	832	--	--	7,711
Income tax expense	2,798	4,514	--	--	7,312
Net income	4,124	6,845	--	--	10,969
Net deferred tax asset	900	1,047	--	--	1,947
Total assets	96,554	21,268	4,904	--	122,726
Additions to property, plant & equipment	4,798	3,899	--	--	8,697

For the year ended December 31, 1999
Revenues from external customers	$ 86,520	$ 24,956	$ --	$ --	$ 111,476
Interest income	453	190	--	--	643
Interest expense	(331)	(23)	--	--	(354)
Depreciation and amortization expense	5,183	891	--	--	6,074
Write-off of management system	--	3,338	--	--	3,338
Income tax expense	2,853	1,300	--	--	4,153
Net income	5,027	2,236	--	--	7,263
Net deferred tax asset	(80)	1,771	--	--	1,691
Total assets	85,537	16,294	3,253	--	105,084
Additions to property, plant & equipment	4,840	1,922	(14)	--	6,748

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

     NAME                        AGE   POSITION

     Curtis Lee Smith, Jr.       74    Chairman of the Board

     Thomas J. Bresnan           49    President and Chief Executive Officer

     Stuart O. Smith             69    Vice Chairman of the Board and Secretary

     Martin G. Bean (1)          37    Chief Operating Officer (1)

     Robert S. McMillan          50    Vice President, Treasurer and Chief
     Financial                                       Officer

     Kenneth M. Hagerstrom (2)   44    President - Company-owned Center Division
                                         Executive Vice President - New Horizons
                                          Computer Learning Centers, Inc.

* The description of executive officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

(1) Martin Bean joined New Horizons as Chief Operating Officer effective January 7, 2002.
(2) Kenneth Hagerstrom resigned effective January 7, 2002.

Set forth below is a brief description of the background of those executive officers of the Company who are not Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption “Certain Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

Reference is made to the Exhibit Index at sequential page 24 hereof.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ending December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Anaheim, California this 27th day of March, 2002.

NEW HORIZONS WORLDWIDE, INC.

By: /s/Curtis Lee Smith, Jr.
Curtis Lee Smith, Jr., Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                                  Date

/s/Curtis Lee Smith, Jr.       Chairman,                       )
Curtis Lee Smith, Jr.          (Principal Executive Officer)   )
                                                               )
                                                               )
                                                               )
/s/Robert S. McMillan          Vice President, Treasurer and   )
Robert S. McMillan             Chief Financial Officer         )
                               (Principal Financial and        )
                                Accounting Officer)            )
                                                               )
                                                               )
/s/Stuart O. Smith             Director                        )
Stuart O. Smith                                                )  March 27, 2002
                                                               )
                                                               )
/s/Thomas J. Bresnan           Director                        )
Thomas J. Bresnan                                              )
                                                               )
                                                               )
/s/David A. Goldfinger         Director                        )
David A. Goldfinger                                            )
                                                               )
                                                               )
/s/Richard L. Osborne          Director                        )
Richard L. Osborne                                             )
                                                               )
                                                               )
/s/Scott R. Wilson             Director                        )
Scott R. Wilson                                                )
                                                               )
                                                               )
/s/William H. Heller           Director                        )
William H. Heller                                              )
                                                               )
                                                               )
/s/Martin G. Bean              Director                        )
Martin G. Bean                                                 )
                                                               )
                                                               )

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Registrant(12)

3.2	Amended and Restated By-laws of the Registrant(12)

4.1	Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant(6)

4.2	Credit Agreement between the Registrant and Bank of America, N. A., as Agent(12)

4.3	Amendment No. 1, dated December 20, 2001, to the Credit Agreement between the Registrant and Bank of America, N.A., as Agent *

4.4	Amendment No. 2, dated January 31, 2002, to the Credit Agreement between the Registrant and Bank of America, N.A., as Agent *

10.1†	Omnibus Equity Plan of the Registrant(2)

10.2†	Standard form of Stock Option Agreement executed by recipients of options under Omnibus Equity Plan(9)

10.3†	Key Employees Stock Option Plan of the Registrant(1)

10.4†	Amendment No. 1 to the Key Employees Stock Option Plan of the Registrant(6)

10.5†	Stock Option Agreement dated August 6, 1992, between the Registrant and Thomas J. Bresnan(6)

10.6†	Stock Option Agreement dated January 22, 1998, between the Registrant and Kenneth Hagerstrom based on performance criteria(5)

10.7†	Stock Option Agreement dated January 22, 1998, between the Registrant and Robert S. McMillan based on performance criteria(5)

10.8†	Outside Directors Stock Option Plan of the Registrant(1)

10.9†	Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant(6)

10.10†	1997 Outside Directors Elective Stock Option Plan of the Registrant(2)

10.11†	Form of Option Agreement executed by recipients of options under 1997 Outside Directors Elective Stock Option Plan(2)

10.12†	Stock Option Agreement dated September 19, 1996, between the Registrant and David A. Goldfinger(2)

10.13†	Stock Option Agreement dated September 19, 1996, between the Registrant and William Heller(2)

10.14†	Stock Option Agreement dated September 19, 1996, between the Registrant and Richard L. Osborne(2)

10.15†	Stock Option Agreement dated September 19, 1996, between the Registrant and Scott R. Wilson(2)

10.16†	Stock Option Agreement dated December 15, 2000, between the Registrant and David A. Goldfinger(11)

10.17†	Stock Option Agreement dated December 15, 2000, between the Registrant and William Heller(11)

10.18†	Stock Option Agreement dated December 15, 2000, between the Registrant and Richard L. Osborne(11)

10.19†	Stock Option Agreement dated December 15, 2000, between the Registrant and Scott R. Wilson(11)

10.20†	Form of Indemnity Agreement with Directors and Officers of the Registrant(6)

10.21†	New Horizons Worldwide 401(k) Profit Sharing Trust and Plan (6)

10.22†	Warrants for the purchase of 43,750 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - December 31, 1997(4)

10.23†	Relocation agreement dated July 27, 1999, between the Registrant and Thomas J. Bresnan(8)

10.24†	Promissory note dated August 31, 1999, between the Registrant and Thomas J. Bresnan(9)

10.25†	Amendment dated January 4, 2000, to relocation agreement between the Registrant and Thomas J. Bresnan(9)

10.26†	Promissory note dated October 14, 1999, between the Registrant and Kenneth M. Hagerstrom(9)

10.27†	Promissory note dated June 1, 2001, between the Registrant and Kenneth M. Hagerstrom(12)

10.28†	Severance agreement dated January 4, 2000, between the Registrant and Kenneth M. Hagerstrom(9)

10.29†	Severance agreement dated January 4, 2000, between the Registrant and Robert S. McMillan(9)

10.30	Lease Agreement dated February 15, 2000, between New Horizons Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Registrant(9)

10.31	Lease Agreement dated April 27, 2000, between New Horizons Worldwide, Inc. and 1114 Trizechahn-Swig, guaranteed by the Registrant(10)

21.1	Subsidiaries to the Registrant *

23.1	Consent of Deloitte & Touche LLP *

(1)	Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).
(2)	Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-56585).
(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996.
(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(9)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(11)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.
(12)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

*	Filed herewith

†	Compensatory plan or arrangement