Form 10-Q
period 2002-03-31
NEW HORIZONS WORLDWIDE INC
filed 2002-05-14
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                    (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           March 31, 2002

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

Yes          X               No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at March 31, 2002:   10,250,657

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries
March 31, 2002 and December 31, 2001
(Dollars in thousands)

                                                            March      December
                                                           31, 2002    31, 2001
                                                         (unaudited)
Assets

Current assets:
     Cash and cash equivalents                             $  9,289   $  6,077
     Accounts receivable, less allowance for doubtful
         accounts of $879 in 2002 and $829 in 2001           18,311     20,814
     Inventories                                              1,676      1,517
     Prepaid expenses                                         5,081      2,847
     Refundable income taxes                                  2,559      2,057
     Deferred income tax assets                               2,906      2,906
     Other current assets                                     1,288      1,680

         Total current assets                                41,110     37,898

Property, plant and equipment, net                           19,214     20,046

Land held for disposition                                     5,099      5,099

Excess of cost over net assets of acquired
   companies net of accumulated amortization
   of $9,453 in 2002 and 2001                                93,626     93,626

Cash surrender value of life insurance                        1,131      1,131

Other assets                                                  3,090      3,029

Total Assets                                               $163,270   $160,829
                                                           ========   ========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

March 31, 2002 and December 31, 2001
(Dollars in thousands)

                                                           March       December
                                                         31, 2002      31, 2001
                                                        (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable and current portion of long-term
         obligations                                     $   2,162    $   1,665
     Accounts payable                                        2,988        3,277
     Deferred revenue                                       11,466        9,895
     Accounts payable to franchises                          5,289        5,921
     Other current liabilities                              14,033       12,825

         Total current liabilities                          35,938       33,583

Long-term debt, excluding current portion                   23,565       24,067
Deferred income tax liability                                2,195        2,195
Deferred rent                                                1,274        1,080
         Total liabilities                                  62,972       60,925
Stockholders' equity:
     Preferred stock without par value, 2,000,000
         shares authorized, no shares issued                   ---          ---

     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 10,435,657
            shares in 2002 and 10,397,257 shares in
            2001                                               104          104

     Additional paid-in capital                             47,214       46,895
     Retained earnings                                      54,278       54,203
     Treasury stock at cost - 185,000 shares in 2002
         and 2001                                           (1,298)      (1,298)

         Total stockholders' equity                        100,298       99,904

Total Liabilities & Stockholders' Equity                $  163,270   $  160,829
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

New Horizons Worldwide, Inc. and Subsidiaries

Three Months ended March 31, 2002 and March 31, 2001
(unaudited)
(Dollars in thousands except Earnings Per Share)

                                                            Three Months Ended
                                                            March        March
                                                           31, 2002     31, 2001

Revenues
     Franchising
         Franchise fees                                     $   158      $   305
         Royalties                                            4,791        6,112
         Courseware sales and other                           4,659        3,899
         Total franchising revenues                           9,608       10,316

     Company-owned training centers                          24,933       30,816
         Total revenues                                      34,541       41,132

Cost of revenues                                             19,631       19,841

Selling, general and administrative expenses                 14,404       16,605

Operating income                                                506        4,686

Interest expense, net                                           383            1

Income before income taxes                                      123        4,685

Provision for income taxes                                       49        1,874

Net income                                                  $    74      $ 2,811
                                                            =======      =======

Basic Earnings Per Share                                    $  0.01      $  0.28
                                                            =======      =======

Diluted Earnings Per Share                                  $  0.01      $  0.27
                                                            =======      =======

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Three Months ended March 31, 2002 and March 31, 2001
(unaudited)
(Dollars in thousands)

                                                            Three Months Ended
                                                            March        March
                                                           31, 2002     31, 2001

Cash flows from operating activities
Net income                                                 $     74    $  2,811
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                             1,945       1,731
     Goodwill amortization                                     --           713
     Cash provided (used) from the change in
       (net of effects of acquisitions):
         Accounts receivable, net                             2,503      (1,821)
         Inventories                                           (159)       (120)
         Prepaid expenses and other current assets           (1,903)       (886)
         Accounts payable                                      (289)        868
         Deferred revenue                                     1,571         365
         Accounts payable to franchises                        (632)       (261)
         Other current liabilities                            1,208      (2,576)
         Income taxes receivable/payable                       (420)       (813)
         Deferred rent                                          194        (290)
              Net cash provided by (used in)
                 operating activities                         4,092        (279)

Cash flows from investing activities
     Additions to property, plant and equipment              (1,113)     (7,083)
     Cash paid for acquired companies, net of
        cash acquired                                          --        (4,926)
     Cash paid for previous acquisitions                       --           999
         Net cash used in investing activities              (1,113)     (11,010)

Cash flows from financing activities
     Proceeds from debt obligations                            --        11,100
     Principal payments on debt obligations                      (5)     (4,528)
     Proceeds from issuance of common stock                     238          25
         Net cash provided by financing activities              233       6,597

Net increase (decrease) in cash and cash equivalents          3,212      (4,692)

Cash and cash equivalents at beginning of period              6,077       5,515
Cash and cash equivalents at end of period                 $  9,289    $    823
                                                           ========    ========
Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest                                          $    505    $     67
                                                           ========    ========
         Income taxes                                      $    349    $  2,574
                                                           ========    ========

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Three Months ended March 31, 2002 and March 31, 2001
(unaudited)
(Dollars in thousands)

Supplemental Disclosure of Noncash Transactions

                                                            Three Months Ended
                                                            March        March
                                                           31, 2002     31, 2001

Noncash investing and financing activities:

     Income tax benefit from exercise of stock
       options and warrants                                $       82 $       4
                                                           ========== =========

Notes to Condensed Consolidated Financial Statements

New Horizons Worldwide, Inc. and Subsidiaries

For the Three Months ended March 31, 2002 and March 31, 2001
(unaudited)
(Dollars in thousands except Earnings Per Share)

Note 1

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and March 31, 2001. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2001.

Note 2	Certain items on the 2001 financial statements have been reclassified to conform to the 2002 presentation.
Note 3

The Company operates in two business segments - company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue primarily related to product sales through Nova Vista, a company established for the purpose of product procurement and sales to the franchisees.

The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company's segments is as follows:

Company-owned Centers	Franchising		Executive Office	Consolidated
For the three months ended March 31, 2002
Revenues	$24,933	$9,608	$--	$34,541
Depreciation expense	1,298	647	--	1,945
Provision (benefit) for income taxes	(720)	769	--	49
Net income (loss)	(1,214)	1,288	--	74
Total assets	124,251	27,072	11,947	163,270
Additions to property, plant and equipment	422	691	--	1,113
For the three months ended March 31, 2001
Revenues	$30,816	$10,316	$--	$41,132
Depreciation expense	1,327	404	--	1,731
Goodwill amortization expense	702	11	--	713
Provision for income taxes	743	1,131	--	1,874
Net income	984	1,827	--	2,811
Total assets	150,278	24,503	2,615	132,396
Additions to property, plant and equipment	4,411	2,672	--	7,083

Note 4

The Company computes earnings per share based on Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from the outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

The computation of Basic EPS is based on the weighted average number of shares actually outstanding during each year. The computation of Diluted EPS is based upon the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options and warrants, computed using the treasury stock method.

	Three Months Ended
	March 31, 2002 March 31, 2001
Basic EPS	10,223,168	9,954,965
Diluted EPS	10,531,420	10,456,443

The difference between the shares used for calculating Basic EPS and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

Note 5	Adoption of SFAS No. 141 and SFAS No. 142

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and also in the event of an impairment indicator. The Company adopted SFAS No. 142 as of January 1, 2002 and accordingly has ceased amortizing goodwill. The adoption of SFAS No. 142 will increase operating income through the reduction of amortization expense by approximately $3.7 million on an annual basis. The Company, in accordance with SFAS No. 142, is currently in the process of testing its goodwill for impairment, applying a fair-value-based test, and expects the testing to be completed in the second quarter of 2002.

The impact of adoption of SFAS No. 142 is as follows:

                                                            Three Months Ended
                                                          March          March
                                                         31, 2002       31, 2001

Reported net income                                     $      74      $   2,811

Add back: Goodwill amortization                                --            713

Less: Tax effect of goodwill amortization                      --           (272)

Adjusted net income                                            74          3,252
                                                        =========      =========

Basic earnings per share
      Reported net income                               $    0.01           0.28
      Goodwill amortization, net of tax                        --           0.04
      Adjusted net income                               $    0.01   $       0.32
                                                        =========      =========

Diluted earnings per share
      Reported net income                               $    0.01   $       0.27
      Goodwill amortization, net of tax                        --           0.04
      Adjusted net income                               $    0.01   $       0.31
                                                        =========      =========
Note 6	New Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on January 1, 2003, as required.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, a company established for the purpose of product procurement and sales to the franchisees, and revenue earned from CES, a program to service large corporate customers. Cost of revenues consists primarily of costs associated with courseware procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, CES support, advertising expenses, and franchise sales expenses.

Revenues

Revenues decreased $6,591 or 16.0% to $34,541 for the first quarter of 2002 compared to $41,132 for the first quarter of 2001. This was primarily due to reduced revenues at company-owned locations and at franchises that were open more than twelve months due to the effect of the downturn in the domestic economy. Revenues from the sale of courseware to the franchisees increased $2,462 during this period due mainly to higher revenues from the sale of Microsoft official curriculum and student learning guides by Nova Vista.

System-wide revenues for the first quarter were $109,778, down 19.9% from $137,098 for the same period in 2001. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than twelve months, both franchised and company-owned, decreased 20.3% in the first quarter of 2002 compared to the same period in 2001. The Company anticipates that future revenues will fluctuate with changes in economic conditions.

Cost of Revenues

Cost of revenues decreased $210 or 0.01% for the first quarter of 2002 compared to the same period in 2001. As a percentage of revenues, cost of revenues increased to 56.8% in the first quarter of 2002 from 48.2% in the first quarter of 2001. The decrease in the cost of revenues in absolute dollars was a result of the decrease in the revenues for the quarter as discussed above, offset by an increase due to the inclusion of the Atlanta franchise in 2002. The increase as a percentage of revenues was due to the reduction in revenue at the company-owned centers and the increase in the sale of courseware, which is at a lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,201 or 13.3% for the first quarter of 2002 as compared to the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses increased to 41.7% for the first quarter of 2002 from 40.4% for the same period in 2001. The decrease in selling, general and administrative expenses in absolute dollars was due to a decrease in sales commission, the continued effect of expense reduction measures taken in 2001, and no longer recording goodwill amortization (see Note 5 to the Condensed Consolidated Financial Statements). The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to lower revenue growth in the company-owned centers.

Interest Expense, Net

Interest expense increased $378 or 555% for the first quarter of 2002 when compared to the first quarter of 2001. The higher interest expense was due mainly to higher outstanding debt in 2002 compared to 2001. Interest income decreased $4 or 6.0% for the first quarter of 2002 compared to the same period in 2001.

Income Taxes

The Company's effective tax rate was 40.0% for the first quarter of 2002 and 2001.

Liquidity and Capital Resources

As of March 31, 2002, the Company’s working capital was $5,172 and its cash and cash equivalents totaled $9,289. Working capital as of March 31, 2002 reflected an increase of $857 or 19.9% from $4,315 as of December 31, 2001.

On January 31, 2002, the Company executed an amendment to the credit agreement with a bank group that had the following terms and conditions: (1) $25 million of the outstanding balance was converted to a term loan with a maturity of January 31, 2004 with principal payments of $1.25 million in 2002 and $3.5 million in 2003, (2) a revolving line of credit of up to $5 million limited to 15% of outstanding accounts receivable, (3) an interest rate equal to the bank’s prime rate of interest plus 1.5% until the Company has sustained $4 million in EBITDA for two consecutive quarters at which time the interest rate will, at the Company’s option, be either LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin, with the applicable margin, ranging from 2.50% to 3.75% for LIBOR and 0.75% to 2.125% for the bank’s prime rate, dependant upon the leverage ratio of the Company, (4) the mandatory repayment against the term loan of the proceeds, if any, from the sale of the Company's undeveloped land in Santa Ana, California (see below), (5) a prohibition from engaging in any acquisitions unless the acquisition is funded exclusively with the proceeds of equity or subordinated debt, and (6) a requirement for the Company to meet various financial covenants, including minimum monthly and quarterly EBITDA, maximum leverage ratio, minimum fixed charge coverage ratio, maximum capital expenditures, and maximum earnout payment ratio. The common stock of the company’s subsidiaries has been pledged as collateral to secure borrowings under the credit agreement. Amounts borrowed under the credit agreement totaled $25,300 as of March 31, 2002. With this new amendment the availability under the credit facility was $2.7 million as of March 31, 2002. Based on current projections, the Company expects to remain in compliance with the covenants of its credit agreement through 2002.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first three months of 2002 the Company spent approximately $1.1 million on capital items. Capital expenditures for 2002 are expected to total approximately $6 million.

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. At December 31, 2001 a purchase contract for the land was in escrow. As of April, 2002, that contract is no longer in escrow and the land is again being marketed.

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer education and training business for the foreseeable future.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of March 31, 2002, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from March 31, 2002 rates, and assuming no changes in bank debt from the March 31, 2002 levels, the additional annual expense would be approximately $253 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

c)     Recent Sale of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q.

PART II: Other Information

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index

Exhibit Number	Description of Documents
10.1†	Employment Agreement dated January 7, 2002, between the Registrant and Martin G. Bean*
10. 2†	Stock Option Agreement dated January 14, 2002, between the Registrant and David A. Goldfinger *
10.3†	Stock Option Agreement dated January 14, 2002, between the Registrant and William Heller *
10.4†	Stock Option Agreement dated January 14, 2002, between the Registrant and Richard L. Osborne *
10.5†	Stock Option Agreement dated January 14, 2002, between the Registrant and Scott R. Wilson *
10.6†	New Horizons Worldwide 401(k) Profit Sharing Trust and Plan*
* Filed herewith † Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC. (Registrant)

Date: May 14,2002	By:	/s/Robert S. McMillan Robert S. McMillan NEW HORIZONS WORLDWIDE, INC. Chief Financial Officer