Form 10-Q
period 2002-06-30
NEW HORIZONS WORLDWIDE INC
filed 2002-08-14
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                    (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 2002

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

Yes          X               No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at June 30, 2002:   10,323,157

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
New Horizons Worldwide, Inc. and Subsidiaries
June 30, 2002 and December 31, 2001
(unaudited)
(Dollars in thousands)

                                                           June 30,  December 31,
                                                             2002        2001
 Assets

Current assets:
     Cash and cash equivalents                             $ 11,755   $  6,077
     Accounts receivable, less allowance for doubtful
         accounts of $979 in 2002 and $829 in 2001           20,197     20,814
     Inventories                                              1,434      1,517
     Prepaid expenses                                         6,435      2,847
     Refundable income taxes                                  2,894      2,057
     Deferred income tax assets                               2,906      2,906
     Other current assets                                       663      1,680

         Total current assets                                46,284     37,898

Property, plant and equipment, net                           17,874     20,046

Land held for disposition                                     5,099      5,099

Goodwill                                                     67,068     93,626

Cash surrender value of life insurance                        1,131      1,131

Deferred income tax assets, net                               7,005         --

Other assets                                                  2,914      3,029

Total Assets                                               $147,375   $160,829
                                                           ========   ========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS
New Horizons Worldwide, Inc. and Subsidiaries
June 30, 2002 and December 31, 2001
(unaudited)
(Dollars in thousands)

                                                           June 30,  December 31,
                                                             2002        2001
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable and current portion of long-term
         obligations                                     $   5,411    $   1,665
     Accounts payable                                        2,841        3,277
     Deferred revenue                                       14,294        9,895
     Accounts payable to franchises                          5,166        5,921
     Other current liabilities                              14,885       12,825

         Total current liabilities                         42,597       33,583

Long-term debt, excluding current portion                   20,064       24,067
Deferred income tax liability                                   --        2,195
Deferred rent                                                1,272        1,080

         Total liabilities                                  63,933       60,925

Stockholders' equity:
     Preferred stock without par value, 2,000,000 shares
         authorized, no shares issued                           --           --
     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 10,508,157
            shares in 2002 and 10,397,257 shares in 2001       105          104
     Additional paid-in capital                             47,786       46,895
     Retained earnings                                      36,849       54,203
     Treasury stock at cost - 185,000 shares in 2002
         and 2001                                           (1,298)      (1,298)

         Total stockholders' equity                        83,442       99,904

Total Liabilities & Stockholders' Equity                 $ 147,375    $ 160,829
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
New Horizons Worldwide, Inc. and Subsidiaries
Six Months ended June 30, 2002 and June 30, 2001
(unaudited)
(Dollars in thousands except Earnings Per Share)

                                                  Six Months Ended       Three Months Ended
                                                June 30,    June 30,    June 30,    June 30,
                                                  2002        2001        2002        2001
 Revenues
    Franchising
         Franchise fees                         $    436    $    694    $    278    $    389
         Royalties                                 9,778      12,317       4,987       6,205
         Courseware sales and other               10,200       8,472       5,541       4,573
         Total franchising revenues               20,414      21,483      10,806      11,167

    Company-owned training centers                50,352      64,370      25,419      33,554
         Total revenues                           70,766      85,853      36,225      44,721

 Cost of revenues                                 40,197      43,228      20,566      23,387

 Selling, general and
    administrative expenses                       28,989      34,147      14,585      17,542

 Operating income                                  1,580       8,478       1,074       3,792

 Interest expense, net                               836         284         453         283

 Income before income taxes and cumulative
    effect of change in accounting principle         744       8,194         621       3,509

 Provision for income taxes                          298       3,277         249       1,403

 Income before cumulative effect of
   change in accounting principle                    446       4,917         372       2,106

Cumulative effect of change in
   accounting principle, net of tax of $9,200    (17,800)         --          --          --

 Net income (loss)                              $(17,354)   $  4,917    $    372    $  2,106
                                                ========    ========    ========    ========

 Basic Earnings Per Share
   Income per share before cumulative
    effect of change in accounting principle    $   0.04    $   0.49    $   0.04    $   0.21
   Cumulative per share effect of change
    in accounting principle, net of tax            (1.73)         --          --          --
   Net income (loss) per share                  $  (1.69)   $   0.49    $   0.04    $   0.21
                                                ========    ========    ========    ========

 Diluted Earnings Per Share
   Income per share before cumulative
    effect of change in accounting principle    $   0.04    $   0.47    $   0.04    $   0.20
   Cumulative per share effect of change
    in accounting principle, net of tax            (1.70)         --          --          --
    Net income (loss) per share                 $  (1.66)   $   0.47    $   0.04    $   0.20
                                                ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
New Horizons Worldwide, Inc. and Subsidiaries
Six Months ended June 30, 2002 and June 30, 2001
(unaudited)
(Dollars in thousands)

                                                             Six Months Ended
                                                            June 30,  June 30,
                                                              2002      2001

Cash flows from operating activities
Net income (loss)                                          $ (17,354) $  4,917
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                3,778     3,432
   Goodwill amortization                                          --     1,651
   Stock-based compensation                                       --        94
   Cumulative effect of change in accounting principle        27,000        --
   Deferred income taxes                                      (9,200)       --
   Cash provided (used) from the change in
   (net of effects of acquisitions):
      Accounts receivable, net                                   617    (1,495)
      Inventories                                                 83      (235)
      Prepaid expenses and other current assets               (2,456)   (2,275)
      Accounts payable                                          (436)      441
      Deferred revenue                                         4,399    (1,296)
      Accounts payable to franchises                            (755)       18
      Other current liabilities                                2,060      (140)
      Income taxes receivable/payable                           (639)   (2,261)
      Deferred rent                                              192      (322)
        Net cash provided by operating activities              7,289     2,529

Cash flows from investing activities
   Additions to property, plant and equipment                 (1,606)   (9,256)
   Cash paid for acquired companies, net of cash acquired         --   (20,629)
   Cash paid for previous acquisitions                          (442)   (3,615)
      Net cash used in investing activities                   (2,048)  (33,500)

Cash flows from financing activities
   Proceeds from debt obligations                                 --    27,297
   Principal payments on debt obligations                       (257)       (3)
   Proceeds from issuance of common stock                        694        --
      Net cash provided by financing activities                  437    27,294

Net increase in cash and cash equivalents                      5,678    (3,677)

Cash and cash equivalents at beginning of period               6,077     5,515
Cash and cash equivalents at end of period                  $ 11,755  $  1,838
                                                            ========  ========

Supplemental disclosure of cash flow information
   Cash was paid for:
      Interest                                              $    917  $    305
                                                            ========  ========
      Income taxes                                          $    588  $  5,186
                                                            ========  ========

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
New Horizons Worldwide, Inc. and Subsidiaries
Six Months ended June 30, 2002 and June 30, 2001
(unaudited)
(Dollars in thousands)

  Supplemental Disclosure of Noncash Transactions

                                                          Six Months Ended
                                                         June 30,  June 30,
                                                           2002      2001

Noncash investing and financing activities:

     Income tax benefit from exercise of stock
       options and warrants                              $    198  $     10
                                                         ========  ========

Notes to Condensed Consolidated Financial Statements

New Horizons Worldwide, Inc. and Subsidiaries

For the Six Months ended June 30, 2002 and June 30, 2001
(unaudited)
(Dollars in thousands except Earnings Per Share)

Note 1

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 2002 and the results of operations for the six month periods ended June 30, 2002 and June 30, 2001. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2001.

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

The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company's segments is as follows:

                                      Company-owned               Executive
                                         Centers    Franchising     Office     Consolidated

For the six months ended June 30, 2002

Revenues                              $     50,352 $     20,414  $         --  $     70,766
Depreciation expense                         2,472        1,306            --         3,778
Provision (benefit) for
   income taxes                             (1,417)       1,715            --           298
Cumulative effect of change in
   accounting principle                    (17,800)        --              --       (17,800)
Net income (loss)                          (20,243)       2,889            --       (17,354)
Total assets                               105,747       28,429        13,199       147,375
Additions to property, plant
   and equipment                               713          893            --         1,606

For the three months ended June 30, 2002

Revenues                              $     25,419 $     10,806  $         --  $     36,225
Depreciation expense                         1,174          659            --         1,833
Provision (benefit) for income taxes          (697)         946            --           249
Net income (loss)                           (1,229)       1,601            --           372
Total assets                               105,747       28,429        13,199       147,375
Additions to property, plant
   and equipment                               291          202            --           493

For the six months ended June 30, 2001

Revenues                              $     64,370 $     21,483  $         --  $     85,853
Depreciation expense                         2,463          969            --         3,432
Goodwill amortization expense                1,629           22            --         1,651
Provision for income taxes                   1,197        2,080            --         3,277
Net income                                   1,587        3,330            --         4,917
Total assets                               129,916       25,945         6,192       162,053
Additions to property, plant
   and equipment                             5,414        3,842            --         9,256

For the three months ended June 30, 2001

Revenues                              $     33,554 $     11,167  $         --  $     44,721
Depreciation expense                         1,136          565            --         1,701
Goodwill amortization expense                  927           11            --           938
Provision for income taxes                     454          949            --         1,403
Net income                                     603        1,503            --         2,106
Total assets                               129,916       25,945         6,192       162,053
Additions to property, plant
   and equipment                             1,003        1,170            --         2,173

Note 4

The Company has a credit facility with a bank group that was executed on April 25, 2001 and amended January 31, 2002. For the quarter ended June 30, 2002 the Company had earnings before interest, taxes, depreciation, and amortization (EBITDA) of $2.9 million and was, therefore, not in compliance with a covenant contained in its credit agreement which required minimum adjusted EBITDA of $3.3 million. On August 2, 2002 the Company and the bank group executed an amendment to the credit agreement that had the following terms and conditions: (1) the targeted monthly and quarterly EBITDA covenants were reduced through the term of the agreement, (2) the Company made a prepayment of $3.0 million against the term loan, and (3) the bank group waived the June 30, 2002 non-compliance with the quarterly EBITDA covenant.

The amended credit agreement, which expires on January 31, 2004 has the following terms and conditions: (1) a $24.75 million term loan with a maturity of January 31, 2004 with principal payments of $4.0 million in 2002 (including the $3.0 million prepayment resulting from the August 2, 2002 amendment) and $3.5 million in 2003, (2) a revolving line of credit of up to $5.0 million limited to 15% of outstanding accounts receivable, (3) an interest rate equal to the bank's prime rate of interest plus 1.5% until the Company has sustained $4.0 million in EBITDA for two consecutive quarters at which time the interest rate will be at the Company's option between LIBOR plus an applicable margin or the bank's prime rate plus an applicable margin, with the applicable margin, ranging from 2.50% to 3.75% for LIBOR and 0.75% to 2.125% for the bank's prime rate, dependent upon the leverage ratio of the Company, (4) the mandatory repayment against the term loan of the proceeds, if any, from the sale of the company's property in Santa Ana, (5) a prohibition from engaging in any acquisitions unless the acquisition is funded exclusively with the proceeds of equity or subordinated debt, and (6) a requirement for the Company to meet various financial covenants, including minimum monthly and quarterly EBITDA, maximum leverage ratio, minimum fixed charge coverage ratio, maximum capital expenditures, and maximum earnout payment ratio. The common stock of the company's subsidiaries has been pledged as collateral to secure borrowings under the credit agreement. Amounts borrowed under the credit agreement totaled $25,050 as of June 30, 2002. With the new amendment the availability under the credit facility was $2.3 million as of June 30, 2002.

Note 5

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

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Basic EPS	10,246,928	10,026,648	10,270,426	10,097,543
Diluted EPS	10,461,933	10,545,528	10,450,745	10635,543

The difference between the shares used for calculating Basic EPS and Diluted EPS relates to common stock equivalents consisting of stock options and warrants outstanding during the respective periods.

Note 6	Adoption of SFAS No. 141 and SFAS No. 142

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 1, 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives are no longer being amortized but are being tested for impairment annually or in the event of an impairment indicator. The Company adopted SFAS No. 142 as of January 1, 2002 and accordingly has ceased amortizing goodwill. The adoption of SFAS No. 142 will increase operating income through the reduction of amortization expense by approximately $3.7 million on an annual basis, prior to impairment.

The Company, in accordance with SFAS No. 142, has tested its goodwill for impairment, applying a fair-value-based test as of January 1, 2002. The fair value of the reporting units, consisting of the franchising unit and the Company-owned center unit, was determined by an independent third-party appraiser using an average of: (1) the imputed market price for each reporting unit determined using an appropriate EBITDA multiple based upon the average closing price for the Company's stock for the two days prior and two days after January 1, 2002 and (2) the expected present value of future cash flows for each of the reporting units using a period of five years and a discount rate of 14.3%. The current economic conditions, which have resulted in lower training revenues, adversely affected the market value for the Company's stock and the expected future cash flows for the company-owned training centers and resulted in a $27.0 million impairment. The impact of the charge on the Company’s consolidated statement of earnings was $17.8 million, net of tax benefit totaling $9.2 million. The net impairment loss has been reflected as a cumulative change in accounting principle during the six months ended June 30, 2002.

Had the impairment loss been recorded on January 31, 2002, the net income and per share data for the three months ended March 31, 2002 would have been as follows:

                                                                        Three Months ended
                                                                          March 31, 2002

              Reported net income                                         $           74

              Cumulative effect of change in accounting
                principle, net of tax of $9,200                                  (17,800)
              Adjusted net loss                                           $      (17,726)
                                                                          ==============
              Basic earnings per share
                Reported net income                                       $         0.01
                Cumulative change in accounting
                  principle, net of tax                                            (1.74)
                Adjusted net loss                                         $        (1.73)
                                                                          ==============

              Diluted earnings per share
                Reported net income                                       $         0.01
                Cumulative change in accounting
                  principle, net of tax                                            (1.69)
                Adjusted net loss                                         $        (1.68)
                                                                          ==============
The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by segment, are as follows:

                                                Company-owned
                                                   Centers     Franchising    Total

              Balance as of January 1, 2002       $ 92,218       $  1,408   $ 93,626
              Goodwill acquired                        442             --        442
              Impairment loss                      (27,000)            --    (27,000)
              Balance as of June 30, 2002         $ 65,660       $  1,408   $ 67,068
                                                  ========       ========   ========

The 2001 results do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2001, the net income and per share data for the six and three months ended June 30, 2001 would have been adjusted as follows:

                                                  Six Months Ended       Three Months Ended
                                                    June 30, 2001           June 30, 2001

         Reported net income                         $  4,917                $  2,106

         Add back: Goodwill amortization,
                   net of tax                            1,023                     582
         Adjusted net income                          $  5,940                $  2,688
                                                      ========                ========

         Basic earnings per share
            Reported net income                       $   0.49                $   0.21
            Goodwill amortization, net of tax             0.10                    0.06
            Adjusted net income                       $   0.59                $   0.27
                                                      ========                ========

         Diluted earnings per share
            Reported net income                       $   0.47                $   0.20
            Goodwill amortization, net of tax             0.09                    0.05
            Adjusted net income                       $   0.56                $   0.25
                                                      ========                ========
Note 7	New Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on January 1, 2003, as required.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Isues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, a company established for the purpose of product procurement and sales to the franchisees, and revenue earned from the Corporte Education Solutions (CES), a program to service large corporate customers. Cost of revenues consists primarily of costs associated with courseware procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, CES support, advertising expenses, and franchise sales expenses.

Revenues

Revenues decreased $8,496, or 19.0%, to $36,225 for the second quarter of 2002 and decreased $15,087, or 17.6%, for the first half of 2002 compared to the same periods in 2001. This was primarily due to reduced revenues at company-owned locations and at franchisee that were open more than twelve months due to the effect of the downturn in the domestic economy. Revenues from the sale of courseware to the franchisees increased $1,361 for the second quarter of 2002, and increased $3,823 for the first half of 2002 compared to the same periods in 2001, due mainly to higher revenues from the sale of Microsoft official curriculum and student learning guides by Nova Vista.

System-wide revenues for the second quarter were $113,451, down 18.8% from $139,778 for the same period in 2001. For the first half of 2002, system-wide revenues decreased 19.4% to $223,229 from $276,876 for the first half of 2001. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than twelve months, both franchised and company-owned, decreased 15.4% in the second quarter of 2002 and decreased 17.9% in the first half of 2002, compared to the same periods in 2001. The Company anticipates that future revenues will fluctuate with changes in economic conditions.

Cost of Revenues

Cost of revenues decreased $2,821, or 12.1%, for the second quarter of 2002 and decreased $3,031, or 7.0%, for the first half of 2002 compared to the same periods in 2001. As a percentage of revenues, cost of revenues increased to 56.8% in the second quarter of 2002 from 52.3% in the second quarter of 2001 and increased to 56.8% for the first half of 2002 from 50.4% for the first half of 2001. The decrease in the cost of revenues in absolute dollars was a result of the decrease in the revenues for the quarter as discussed above. The increase as a percentage of revenues was due to the reduction in revenue at the company-owned centers and the increase in the sale of courseware, at a lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,957, or 16.9%, for the second quarter of 2002 and decreased $5,158, or 15.1%, for the first half of 2002, compared to the same periods in 2001. As a percentage of revenues, selling, general and administrative expenses increased to 40.3% for the second quarter of 2002 from 39.2% for the second quarter of 2001 and increased to 41.0% for the first half of 2002 from 39.8% for the first half of 2001. The decrease in selling, general and administrative expenses in absolute dollars was due to a decrease in sales commissions of $968 for the second quarter of 2002 and $1,671 for the first half of 2002 compared to the same periods in 2001, the continued effect of expense reduction measures taken in 2001, and the discontinuation of recording goodwill amortization (see Note 5 to the Condensed Consolidated Financial Statements). The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to lower revenue in the company-owned centers.

Interest Expense, Net

Interest income decreased $139, or 77.2%, for the first quarter of 2002 and decreased $143, or 57.9%, in the first half of the year compared to the same periods in 2001. The decrease in interest income was due principally to lower outstanding notes receivable.

Interest expense increased $31, or 6.7%, for the second quarter of 2002 and increased $409, or 77.0%, for the first half of the year compared to the same periods in 2001. The higher interest expense was due mainly to higher bank fees in 2002 compared to 2001.

Income Taxes

The Company’s effective tax rate was 40.0% for the second quarter of 2002 before the cumulative effect of the change in accounting principle and for the same period in 2001.

Liquidity and Capital Resources

As of June 30, 2002, the Company’s working capital was $3,687 and its cash and cash equivalents totaled $11,755. Working capital as of June 30, 2002 reflected a decrease of $628, or 14.6%, from $4,315 as of December 31, 2001.

Cash provided by operating activities was $7,289 for the six months ended June 30, 2002, an increase of $4,760 compared to 2001. The increase was primarily due to the cash flow effect of an increase in deferred revenue of $5,695, other current liabilities of $2,200, and accounts receivable of $2,112, partially offset by a decrease in net income before the accumulated effect of a change in accounting principle of $4,471.

In 2002 cash used by investing activities decreased by $31,452 to $2,048. This was due to a $23,802 decrease in cash paid for companies acquired in 2001 and previously acquired companies that met certain operating performance targets and a decrease in additions to property, plant and equipment of $7,650.

For the quarter ended June 30, 2002, the Company had earnings before interest, taxes, depreciation, and amortization (EBITDA) of $2.9 million and was, therefore, not in compliance with a covenant contained in its credit agreement which required minimum adjusted EBITDA of $3.3 million. On August 2, 2002, the Company and the bank group executed an amendment to the credit agreement that had the following terms and conditions: (1) the targeted monthly and quarterly EBITDA covenants were reduced through the term of the agreement, (2) the Company made a prepayment of $3.0 million against the term loan, and (3) the bank group waived the June 30, 2002 non-compliance with the quarterly EBITDA covenant.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first six months of 2002 the Company spent approximately $1.6 million on capital items. Capital expenditures for 2002 are expected to total approximately $5.0 million.

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. At June 30, 2002, a purchase contract for the land was in escrow for a selling price that is in excess of its carrying value. As of August 2002, that contract is no longer in escrow and the land is again being marketed. Any proceeds from the eventual sale of the property is required to be used to repay a portion of outstanding bank debt.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of June 30, 2002, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from June 30, 2002 rates, and assuming no changes in bank debt from the June 30, 2002 levels, the additional annual expense would be approximately $251 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation has no impact on the Company's business.

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

PART II: Other Information

Item 5.        OTHER INFORMATION

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit
Number        Description of Documents

4.1              Amendment No. 3, dated August 2, 2002, to the Credit Agreement between the
                   Registrant and Bank of America, N.A., as Agent *

10.1+          Amendment No. 1 dated March 15, 2002 to the Omnibus Equity Plan of the Registrant *

10.2+         Amended Promissory Note, dated July 29, 2002 the Registrant and
                   Thomas J. Bresnan *

         * Filed herewith
         + Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC. (Registrant)

Date: August 14,2002	By:	/s/Robert S. McMillan Robert S. McMillan NEW HORIZONS WORLDWIDE, INC. Chief Financial Officer