Form 10-Q
period 2002-09-30
NEW HORIZONS WORLDWIDE INC
filed 2002-11-13
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                    (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 2002

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
September 30, 2002 and December 31, 2001
(unaudited)
(Dollars in thousands)

                                                        September 30, December 31,
                                                             2002        2001
 Assets

Current assets:
     Cash and cash equivalents                             $  4,828   $  6,077
     Restricted Cash                                          3,500         --
     Accounts receivable, less allowance for doubtful
         accounts of $1,044 in 2002 and $829 in 2001         22,663     20,814
     Inventories                                              1,477      1,517
     Prepaid expenses                                         7,453      2,847
     Refundable income taxes                                  3,548      2,057
     Deferred income tax assets                               2,906      2,906
     Other current assets                                       694      1,680

         Total current assets                                47,069     37,898

Property, plant and equipment, net                           17,358     20,046

Land held for disposition                                     5,099      5,099

Goodwill                                                     67,068     93,626

Cash surrender value of life insurance                        1,131      1,131

Deferred income tax assets, net                               7,005         --

Other assets                                                  2,743      3,029

Total Assets                                               $147,473   $160,829
                                                           ========   ========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS
New Horizons Worldwide, Inc. and Subsidiaries
September 30, 2002 and December 31, 2001
(unaudited)
(Dollars in thousands)

                                                       September 30, December 31,
                                                             2002        2001
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable and current portion of long-term
         obligations                                     $   4,004    $   1,665
     Accounts payable                                        4,109        3,277
     Deferred revenue                                       17,401        9,895
     Accounts payable to franchises                          6,992        5,921
     Other current liabilities                              12,891       12,825

         Total current liabilities                          45,397       33,583

Long-term debt, excluding current portion                   17,563       24,067
Deferred income tax liability                                   --        2,195
Deferred rent                                                1,266        1,080

         Total liabilities                                  64,226       60,925
Commitments and contingencies                                   --           --

Stockholders' equity:
     Preferred stock without par value, 2,000,000 shares
         authorized, no shares issued                           --           --
     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 10,566,407
            shares in 2002 and 10,397,257 shares in 2001       106          104
     Additional paid-in capital                             48,154       46,895
     Retained earnings                                      36,285       54,203
     Treasury stock at cost - 185,000 shares in 2002
         and 2001                                           (1,298)      (1,298)

         Total stockholders' equity                         83,247       99,904

Total Liabilities & Stockholders' Equity                 $ 147,473    $ 160,829
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
New Horizons Worldwide, Inc. and Subsidiaries
Nine and Three Months ended September 30, 2002 and September30, 2001
(unaudited)
(Dollars in thousands except Earnings Per Share)

                                                  Nine Months Ended      Three Months Ended
                                                September  September    September  September
                                                30, 2002   30, 2001     30, 2002   30, 2001

Revenues
    Franchising
         Franchise fees                        $      546 $      943   $      110 $      249
         Royalties                                 14,622     17,545        4,844      5,228
         Courseware sales and other                15,596     12,037        5,396      3,565
         Total franchising revenues                30,764     30,525       10,350      9,042

    Company-owned training centers                 75,180     94,356       24,828     29,986
         Total revenues                           105,944    124,881       35,178     39,028

 Cost of revenues                                  60,947     63,752       20,750     20,524

 Selling, general and
    administrative expenses                        43,930     51,165       14,941     17,018

 Operating income (loss)                            1,067      9,964         (513)     1,486

 Interest expense, net                             (1,263)      (706)        (427)      (422)

 Non-recurring gains                                   --      1,203           --      1,203

 Income (loss) before income taxes and cumulative
    effect of change in accounting principle         (196)    10,461         (940)     2,267

 Provision (benefit) for income taxes                 (78)     3,703         (376)       426

 Income (loss) before cumulative effect of
   change in accounting principle                    (118)     6,758         (564)     1,841

Cumulative effect of change in
   accounting principle, net of tax of $9,200     (17,800)        --           --         --

 Net income (loss)                             $  (17,918)$    6,758   $     (564)$    1,841
                                               ========== ==========   ========== ==========

 Basic Earnings Per Share
   Income (loss) per share before cumulative
    effect of change in accounting principle   $    (0.01)$     0.67   $    (0.05)$     0.18
   Cumulative per share effect of change
    in accounting principle, net of tax             (1.73)        --           --         --
   Net income (loss) per share                 $    (1.74)$     0.67   $    (0.05)$     0.18
                                               ========== ==========   ========== ==========

 Diluted Earnings Per Share
   Income per share before cumulative
    effect of change in accounting principle   $    (0.01)$     0.64   $    (0.05)$     0.17
   Cumulative per share effect of change
    in accounting principle, net of tax             (1.73)        --           --         --
    Net income (loss) per share                $    (1.74)$     0.64   $    (0.05)$     0.17
                                               ========== ==========   ========== ==========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
New Horizons Worldwide, Inc. and Subsidiaries
Nine Months ended September 30, 2002 and September 30, 2001
(unaudited)
(Dollars in thousands)

                                                                 Nine Months Ended
                                                            September 30,  September 30,
                                                                 2002           2001

Cash flows from operating activities
Net income (loss)                                           $     (17,918) $       6,758
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                     5,581          5,529
   Goodwill amortization                                               --          2,639
   Stock-based compensation                                            --             94
   Cumulative effect of change in accounting principle             27,000             --
   Deferred income taxes                                           (9,200)            --
   Cash provided (used) from the change in
   (net of effects of acquisitions):
      Accounts receivable, net                                     (1,849)        (1,313)
      Inventories                                                      40           (173)
      Prepaid expenses and other current assets                    (3,334)        (1,494)
      Accounts payable                                                832           (255)
      Deferred revenue                                              7,506         (2,835)
      Accounts payable to franchises                                1,071          1,149
      Other current liabilities                                        66           (963)
      Income taxes receivable/payable                              (1,290)        (2,115)
      Deferred rent                                                   186           (323)
        Net cash provided by operating activities                   8,691          6,698

Cash flows from investing activities
   Additions to property, plant and equipment                      (2,893)       (11,960)
   Cash paid for acquired companies, net of cash acquired              --        (20,629)
   Cash paid for previous acquisitions                               (442)        (3,615)
      Net cash used in investing activities                        (3,335)       (36,204)

Cash flows from financing activities
   Principal payments on debt obligations                          (4,165)        26,224
   Increase in restricted cash                                     (3,500)
   Proceeds from issuance of common stock                           1,060             --
      Net cash provided (used)by financing activities             (6,605)        26,224

Net increase (decrease) in cash and cash equivalents               (1,249)        (3,282)

Cash and cash equivalents at beginning of period                    6,077          5,515
Cash and cash equivalents at end of period                  $       4,828  $       2,233
                                                            =============  =============

Supplemental disclosure of cash flow information
   Cash was paid for:
      Interest                                              $       1,299  $         749
                                                            =============  =============
      Income taxes                                          $         618  $       5,314
                                                            =============  =============

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
New Horizons Worldwide, Inc. and Subsidiaries
Nine Months ended September 30, 2002 and September 30, 2001
(unaudited)
(Dollars in thousands)

  Supplemental Disclosure of Noncash Transactions

                                                                 Nine Months Ended
                                                            September 30,  September 30,
                                                                 2002           2001

Noncash investing and financing activities:

     Income tax benefit from exercise of stock
       options and warrants                                 $         201  $         526
                                                            =============  =============

During the nine months ended September 30, 2001, the Company issued 161,803 shares of common stock with a value of $2,666 at the date of issuance as additional consideration for previous acquisitions.

Notes to Condensed Consolidated Financial Statements

New Horizons Worldwide, Inc. and Subsidiaries

For the Nine Months ended September 30, 2002 and September 30, 2001
(unaudited)
(Dollars in thousands except Earnings Per Share)

Note 1

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 2002 and the results of operations for the nine month periods ended September 30, 2002 and September 30, 2001. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2001.

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

The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company's segments is as follows:

                                      Company-owned               Executive
                                         Centers    Franchising     Office     Consolidated

For the nine months ended September 30, 2002

Revenues                              $     75,180 $     30,764  $         --  $    105,944
Depreciation expense                         3,609        1,972            --         5,581
Provision (benefit) for
   income taxes                             (2,610)       2,532            --           (78)
Cumulative effect of change in
   accounting principle, net               (17,800)          --            --       (17,800)
Net income (loss)                          (22,182)       4,264            --       (17,918)
Total assets                               106,521       30,307        10,645       147,473
Additions to property, plant
   and equipment                             1,493        1,400            --         2,893

For the three months ended September 30, 2002

Revenues                              $     24,828 $     10,350  $         --  $     35,178
Depreciation expense                         1,137          666            --         1,803
Provision (benefit) for income taxes        (1,193)         817            --          (376)
Net income (loss)                           (1,939)       1,375            --          (564)
Total assets                               106,521       30,307        10,645       147,473
Additions to property, plant
   and equipment                               780          507            --         1,287

For the nine months ended September 30, 2001

Revenues                              $     94,356 $     30,525  $         --  $    124,881
Depreciation expense                         3,981        1,548            --         5,529
Goodwill amortization expense                2,607           32            --         2,639
Provision for income taxes                   1,240        2,463            --         3,703
Net income                                   1,505        4,050         1,203         6,758
Total assets                               126,691       24,648         7,431       158,770
Additions to property, plant
   and equipment                             6,873        5,087            --        11,960

For the three months ended September 30, 2001

Revenues                              $     29,986 $      9,042  $         --  $     39,028
Depreciation expense                         1,518          579            --         2,097
Goodwill amortization expense                  978           10            --           988
Provision for income taxes                      43          383            --           426
Net income                                     (82)         720         1,203         1,841
Total assets                               126,691       24,648         7,431       158,770
Additions to property, plant
   and equipment                             1,459        1,245            --         2,704

Note 4

The Company has a credit facility with a bank group that was executed on April 25, 2001 and amended January 31, 2002 and August 2, 2002. For the quarter ended September 30, 2002 the Company had earnings before interest, taxes, depreciation, and amortization (EBITDA) of $1.3 million and was, therefore, not in compliance with a covenant contained in its credit agreement which required minimum adjusted EBITDA of $2.6 million. The Company also was not in compliance with the requirement for monthly EBITDA for the month of September 2002. Additionally, the Company had a fixed charge coverage ratio of 1.27, which was below the required ratio of 1.40. On November 12, 2002, the Company’s senior lenders waived the monthly and quarterly EBITDA and the fixed charge coverage ratio covenants. As a condition to receiving the waiver, the Company agreed to the following terms and conditions: (1) the Company agreed to amend its credit facility by January 15, 2003 to implement a revised structure to the satisfaction of the banks, (2) the Company made a $1.0 million prepayment on November 12, 2002 against the term loan, (3) the interest rate increased by 50 basis points to 2.00% over the bank’s prime rate, (4) the Company paid a fee of $63, (5) the Company agreed to maintain minimum cash balances of $3.5 million, and (6) the targeted EBITDA for October and November 2002 were reduced

The amended credit agreement, which expires on January 31, 2004 has the following terms and conditions: (1) a $24.75 million term loan with a maturity of January 31, 2004 with principal payments of $5.25 million in 2002 (including the $3.0 million prepayment resulting from the August 2, 2002 amendment and the $1.0 million prepayment resulting from the November 12, 2002 waiver) and $3.5 million in 2003, (2) a revolving line of credit of up to $5.0 million limited to 15% of outstanding accounts receivable, (3) an interest rate equal to the bank’s prime rate of interest plus 2.0% until the Company has sustained $4.0 million in EBITDA for two consecutive quarters at which time the interest rate will be at the Company’s option between LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin, with the applicable margin, ranging from 2.50% to 3.75% for LIBOR and 0.75% to 2.125% for the bank’s prime rate, dependent upon the leverage ratio of the Company, (4) the mandatory repayment against the term loan of the proceeds, if any, from the sale of the Company’s property in Santa Ana, California, (5) a prohibition from engaging in any acquisitions unless the acquisition is funded exclusively with the proceeds of equity or subordinated debt, and (6) a requirement for the Company to meet various financial covenants, including minimum monthly and quarterly EBITDA, maximum leverage ratio, minimum fixed charge coverage ratio, maximum capital expenditures, and maximum earn out payment ratio. The common stock of the Company’s subsidiaries has been pledged as collateral to secure borrowings under the credit agreement. Amounts borrowed under the credit agreement totaled $21,550 as of September 30, 2002. With the new amendment the availability under the credit facility was $3.1 million as of September 30, 2002.

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

	Nine Months Ended		Three Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Basic EPS	10,284,295	10,078,900	10,357,812	10,181,700
Diluted EPS	10,460,833	10,544,701	10,458,416	10,561,751

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

The Company, in accordance with SFAS No. 142, has tested its goodwill for impairment, applying a fair-value-based test as of January 1, 2002. The fair value of the reporting units, consisting of the franchising unit and the Company-owned center unit, was determined by management with the assistance of an independent third-party appraiser using an average of: (1) the imputed market price for each reporting unit determined using an appropriate EBITDA multiple based upon the average closing price for the Company’s stock for the two days prior and two days after January 1, 2002, and (2) the expected present value of future cash flows for each of the reporting units using a period of five years and a discount rate of 14.3%. The current economic conditions, which have resulted in lower training revenues, adversely affected the market value for the Company’s stock and the expected future cash flows for the company-owned training centers and resulted in a $27.0 million impairment. The impact of the charge on the Company’s consolidated statement of earnings was $17.8 million, net of a tax benefit totaling $9.2 million. The net impairment loss has been reflected as a cumulative change in accounting principle during the nine months ended September 30, 2002.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment, are as follows:

                                                Company-owned
                                                   Centers     Franchising    Total

              Balance as of January 1, 2002       $ 92,218       $  1,408   $ 93,626
              Goodwill acquired                        442             --        442
              Impairment loss                      (27,000)            --    (27,000)
              Balance as of September 30, 2002         $ 65,660       $  1,408   $ 67,068
                                                  ========       ========   ========

The 2001 results do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2001, the net income and per share data for the nine and three months ended September 30, 2001 would have been adjusted as follows:

                                                   Nine Months Ended        Three Months Ended
                                                  September 30, 2001        September 30, 2001

        Reported net income                             $  6,758                 $  1,841

         Add back: Goodwill amortization,
                   net of tax                              1,636                      613
         Adjusted net income                            $  8,394                 $  2,454
                                                        ========                 ========

         Basic earnings per share
            Reported net income                         $   0.67                 $   0.18
            Goodwill amortization, net of tax               0.16                     0.06
            Adjusted net income                         $   0.83                 $   0.24
                                                        ========                 ========

         Diluted earnings per share
            Reported net income                         $   0.67                 $   0.17
            Goodwill amortization, net of tax               0.16                     0.06
            Adjusted net income                         $   0.80                 $   0.23
                                                        ========                 ========
Note 7	New Accounting Pronouncements

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

CRITICAL ACCOUNTING POLICIES

Revenue Recognition - Instructor-led Classes

The Company offers a wide range of instructor-led learning programs to public and private corporations, service organizations, government agencies and municipalities, as well as to individual students. The instructor-led learning programs allow the students to choose from several learning options as described below:

Club memberships – The club allows the club members to attend as many classes as they choose over a finite period of time for a fixed price.

Training vouchers – Training vouchers allow the customer the right to send one attendee per voucher to a New Horizons class over a period of one year for a fixed price.

Technical certification programs–The Company offers technical certification programs whereby its customers can attend the classes necessary to allow them to pass the required tests to reach a specific certification.

Other–The Company offers a variety of other training classes to individual students at a fixed price per class.

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

Revenue Recognition - eLearning Training

In 2001, the Company introduced its eLearning products, Online LIVE and Online ANYTIME. Online LIVE is synchronous, interactive “virtual classrooms” featuring instructor-facilitated classes delivered over the Internet. If a student is not satisfied with an Online LIVE class, the student has the option of retaking the Online LIVE classes, led by a different instructor, at no charge, or may choose to attend an instructor-led class at no charge. Revenue is recognized for Online LIVE as the classes are delivered. Student retakes from Online LIVE classes have not been significant.

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

Revenue Recognition - Franchise Fees

A unit franchisee is charged an initial franchise fee upon execution of the Franchise Agreement which is not refundable under any circumstances. This fee is recognized upon the franchisee’s completion of two weeks of initial franchise training at the Company’s operating headquarters in Anaheim, California. The information, assistance, and materials provided during this training session represent the substantial obligations of the Company to the franchisee.

A master franchise fee provides international franchisees with the right to award subfranchises to other parties within a particular region. It is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. This fee is based upon the expected number of subfranchises to be sold. The master franchise fee is earned ratably as the subfranchises are sold.

Revenue Recognition - Franchise Royalties

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

Accounts Receivable

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and goodwill, are continually monitored and are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company makes judgements regarding the existence of impairment indicators and future cash flows related to intangible assets which are based upon operational performance of its acquired businesses, market conditions and other factors. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with its acquired businesses is impaired. Any resulting impairment could have an adverse impact on the results of operations.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements the Company is required to estimate its income taxes for federal and state purposes. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is established or this allowance is increased in a period, an expense must be included within the tax provision in the consolidated statements of operations.

Based upon the projected financial results, the Company has determined that no valuation allowance is necessary.

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

Revenues

Revenues decreased $3,850, or 9.9%, to $35,178 for the third quarter of 2002 and decreased $18,937, or 15.2%, for the first nine months of 2002 compared to the same periods in 2001. This was primarily due to reduced revenues at company-owned locations and at franchisees that were open more than twelve months due to the effect of the downturn in the domestic economy. Revenues from the sale of courseware to the franchisees increased $85 for the third quarter of 2002 and increased $3,908 for the first nine months of 2002, compared to the same periods in 2001, due mainly to higher revenues from the sale of Microsoft official curriculum and student learning guides by Nova Vista.

System-wide revenues for the third quarter were $109,229, down 12.8% from $125,280 for the same period in 2001. For the first nine months of 2002, system-wide revenues decreased 17.3% to $332,458 from $402,156 for the first nine months of 2001. System-wide revenues include revenues from both franchised locations and company-owned training centers. Revenues from locations open more than twelve months, both franchised and company-owned, decreased 7.5% in the third quarter of 2002 and decreased 14.7% in the first nine months of 2002, compared to the same periods in 2001. The Company anticipates that future revenues will fluctuate with changes in economic conditions.

Cost of Revenues

Cost of revenues increased $226, or 1.1%, for the third quarter of 2002 and decreased $2,805, or 4.4%, for the first nine months of 2002 compared to the same periods in 2001. As a percentage of revenues, cost of revenues increased to 59.0% in the third quarter of 2002 from 52.6% in the third quarter of 2001 and increased to 57.5% for the first nine months of 2002 from 51.1% for the first nine months of 2001.

The increase in the cost of revenues for the quarter in absolute dollars compared to the same period last year was the result of the increased cost of the courseware sold to the franchises of $1,273 and the increased cost of eLearning training of $621 due to increased sales of the eLearning products, partially offset by decreased courseware costs of $1,105 at the company-owned locations resulting from lower sales, and reduced salaries of $714 resulting from the expense reduction measures taken in 2001. The decrease in the cost of revenues for the first nine months of 2002 in absolute dollars compared to the same period last year was the result of lower salaries and contract instructor costs of $3,900 resulting from the expense reduction measures taken in 2001, reduced courseware costs of $1,509 due to lower sales for the period, partially offset by the increased cost of the courseware sold to the franchises of $1,673 and the increased cost of the eLearning training of $1,655 due to increased sales of the eLearning products.

The increase as a percentage of revenues was due to the reduction in revenue at the company-owned centers and the increase in eLearning sales and the sale of courseware, both of which are at a lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,077, or 12.2%, for the third quarter of 2002 and decreased $7,235, or 14.1%, for the first nine months of 2002, compared to the same periods in 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 42.5% for the third quarter of 2002 from 43.6% for the third quarter of 2001 and increased to 41.5% for the first nine months of 2002 from 41.0% for the first half of 2001.

The decrease in selling, general and administrative expenses in absolute dollars was due to the discontinuation of recording goodwill amortization of $978 for the third quarter of 2002 and $2,607 for the first nine months of 2002 compared to the same periods in 2001, a decrease in sales commissions of $548 for the third quarter of 2002 and $2,227 for the first nine months of 2002 compared to the same periods in 2001, and the continued effect of expense reduction measures taken in 2001.

The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to lower revenue in the company-owned centers.

Interest Expense, Net

Interest income decreased $15, or 25.4%, for the third quarter of 2002 and decreased $158, or 51.6%, in the first nine months of the year compared to the same periods in 2001. The decrease in interest income is due principally to lower outstanding notes receivable.

Interest expense decreased $10, or 2.1%, for the third quarter of 2002 and increased $399, or 39.4%, for the first nine months of the year compared to the same periods in 2001. The decrease in interest expense was due mainly to lower outstanding debt in 2002 compared to 2001.

Income Taxes

The Company’s effective tax rate was 40.0% for the third quarter of 2002 before the cumulative effect of the change in accounting principle and for the same period in 2001.

Liquidity and Capital Resources

As of September 30, 2002, the Company's working capital was $1,672 and its cash and cash equivalents totaled $4,828, excluding restricted cash of $3,500. Working capital as of September 30, 2002 reflected a decrease of $2,643, or 61.3%, from $4,315 as of December 31, 2001.

Cash provided by operating activities was $8,691 for the nine months ended September 30, 2002, an increase of $1,993 compared to 2001. The increase was primarily due to the cash flow effect of an increase in deferred revenue of $10,341, partially offset by a decrease in net income before the cumulative effect of a change in accounting principle of $6,876 and the cash flow effect of a decrease in prepaid expenses and other current assets of $1,840.

In 2002 cash used by investing activities decreased by $32,869 to $3,335. This was due to a $23,802 decrease in cash paid for companies acquired in 2001 and previously acquired companies that met certain operating performance targets and a decrease in additions to property, plant and equipment of $9,067.

For the quarter ended September 30, 2002, the Company had earnings before interest, taxes, depreciation, and amortization (EBITDA) of $1.3 million and was, therefore, not in compliance with a covenant contained in its credit agreement which required minimum adjusted EBITDA of $2.6 million. The Company also was not in compliance with the requirement for monthly EBITDA for the month of September. Additionally the Company had a fixed charge coverage ratio of 1.27, which was below the required ratio of 1.40. On November 12, 2002, the Company’s senior lenders waived the monthly and quarterly EBITDA and the fixed charge coverage ratio covenants. As a condition to receiving the waiver, the Company agreed to the following terms and conditions: (1) the Company agreed to amend its credit facility by January 15, 2003 to implement a revised structure to the satisfaction of the banks, (2) the Company made a $1.0 million prepayment on November 12, 2002 against the term loan, (3) the interest rate increased by 50 basis points to 2.00% over the bank’s prime rate, (4) the Company paid a fee of $63, (5) the Company agreed to maintain minimum cash balances of $3.5 million, and (6) the targeted EBITDA for October and November 2002 were reduced.

The amended credit agreement, which expires on January 31, 2004 has the following terms and conditions: (1) a $24.75 million term loan with a maturity of January 31, 2004 with principal payments of $5.25 million in 2002 (including the $3.0 million prepayment resulting from the August 2, 2002 amendment and the $1 million prepayment resulting from the November 12, 2002 waiver) and $3.5 million in 2003, (2) a revolving line of credit of up to $5.0 million limited to 15% of outstanding accounts receivable, (3) an interest rate equal to the bank’s prime rate of interest plus 2.0% until the Company has sustained $4.0 million in EBITDA for two consecutive quarters at which time the interest rate will be at the Company’s option between LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin, with the applicable margin, ranging from 2.50% to 3.75% for LIBOR and 0.75% to 2.125% for the bank’s prime rate, dependent upon the leverage ratio of the Company, (4) the mandatory repayment against the term loan of the proceeds, if any, from the sale of the Company’s property in Santa Ana, California, (5) a prohibition from engaging in any acquisitions unless the acquisition is funded exclusively with the proceeds of equity or subordinated debt, and (6) a requirement for the Company to meet various financial covenants, including minimum monthly and quarterly EBITDA, maximum leverage ratio, minimum fixed charge coverage ratio, maximum capital expenditures, and maximum earn out payment ratio. The common stock of the Company’s subsidiaries has been pledged as collateral to secure borrowings under the credit agreement. Amounts borrowed under the credit agreement totaled $21,550 as of September 30, 2002. With the new amendment the availability under the credit facility was $3.1 million as of September 30, 2002.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first nine months of 2002 the Company spent approximately $2.9 million on capital items. Capital expenditures for 2002 are expected to total approximately $5.0 million.

On October 2, 1998, the Company purchased 8.3 acres of undeveloped land in Santa Ana, California for approximately $5.1 million. In October 2002, a contract was signed to sell the land at an amount in excess of its carrying value and is currently in escrow. The sale, which is subject to a number of contingencies, is scheduled to close on December 20, 2002. Any proceeds from the eventual sale of the property is required to be used to repay a portion of outstanding bank debt.

The Company’s contractual obligations and commercial cash commitments as of September 30, 2002 are shown below. Commercial commitments include lines of credit that could result in potential cash outflows from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

(Dollars in millions)

Contractual Obligations       Fourth   Fiscal   Fiscal   Fiscal   Fiscal   Fiscal
                      Total  Qtr. 2002  2003     2004     2005     2006     2007  Thereafter

Long-term debt      $ 21.6   $  1.5   $  3.5   $ 16.6   $   --   $   --   $   --   $   --
Operating leases       71.2      2.7     10.2      9.9      8.9      7.6      7.0     24.9
Total                $ 92.8   $  4.2   $ 13.7   $ 26.5   $  8.9   $  7.6   $  7.0   $ 24.9
                     ======   ======   ======   ======   ======   ======   ======   ======

Commercial Commitments

Letters of Credit    $  0.8   $  0.8
                     ======   ======

The Company believes that the cash flow from operations, which provides funds for operations, planned capital expenditures, scheduled payments, and the refinancing of its indebtedness, depends on the Company’s future operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of September 30, 2002, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from September 30, 2002 rates, and assuming no changes in bank debt from the September 30, 2002 levels, the additional annual expense would be approximately $261 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

PART II: Other Information

Item 5.        OTHER INFORMATION

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit
Number        Description of Documents

4.1*              Waiver and amendment dated as of November 12, 2002 to Credit Agreement dated as of April 25, 2001

10.1+          Stock Option agreement dated August 16, 2002, between the Registrant and
                   David A. Goldfinger*

10.2+          Stock Option agreement dated August 16, 2002, between the Registrant and
                   William H. Heller*

10.3+          Stock Option agreement dated August 16, 2002, between the Registrant and
                   Richard L. Osborne*

10.4+          Stock Option agreement dated August 16, 2002, between the Registrant and
                   Scott R. Wilson*

         * Filed herewith
         + Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC. (Registrant)

Date: November 14, 2002	By:	/s/Robert S. McMillan Robert S. McMillan NEW HORIZONS WORLDWIDE, INC. Chief Financial Officer

CERTIFICATIONS

I, Thomas J. Bresnan certify that:

  I have reviewed this quarterly report on Form 10-Q of New Horizons Worldwide, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

       a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

       b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEW HORIZONS WORLDWIDE, INC.

By:	/s/Thomas J. Bresnan Thomas J. Bresnan NEW HORIZONS WORLDWIDE, INC. Chief Executive Officer

Date: November 14, 2002

CERTIFICATIONS

I, Robert S. McMillan certify that:

  I have reviewed this quarterly report on Form 10-Q of New Horizons Worldwide, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

       a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

       b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEW HORIZONS WORLDWIDE, INC.

By:	/s/Robert S. McMillan Robert S. McMillan NEW HORIZONS WORLDWIDE, INC. Chief Financial Officer

Date: November 14, 2002