Form 10-K
period 2002-12-31
NEW HORIZONS WORLDWIDE INC
filed 2003-03-31
CIK 850414

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002 OR

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Rule Act 12b–2).
Yes   x    No

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1900 S. State College Blvd, Suite 200, Anaheim, California 92806. The Company maintains a website at http://www.newhorizons.com. On this website, or through links on the information for investors portion of this website, the Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's website as soon as reasonably practicable after the Company electronically files or furnishes the material with the SEC.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 28, 2002 was approximately $78,114 computed on the basis of the last reported sales price per share ($10.19) of such stock on The Nasdaq Stock Market.

The number of shares of the Registrant’s Common Stock outstanding as of March 21, 2003 was 10,387,657.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated
Part III (Items 10, 11, 12 and 13)	by Reference
Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 6, 2003

NEW HORIZONS WORLDWIDE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10K

PART I
Item 1.	Business	1
	General	1
	Information Technology Education and Training Market	2
	New Horizons Business Model	2
	Company-Owned Training Centers	3
	Franchising Operations	3
	Customers	6
	Sales and Marketing	6
	Training Authorizations	7
	Competition	7
	Courseware Sales and Other	8
	Information About Forward-Looking Statements	8
	Regulations	9
	Insurance	9
	Trademarks	9
	Employees	9
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	11
Item 6.	Selected Consolidated Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
PART III
Item 10.	Directors and Executive Officers of the Registrant	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management	22
Item 13.	Certain Relationships and Related Transactions	23
Item 14.	Controls and Procedures	23
PART IV
Item 15.	Exhibits and Reports on Form 8-K	24
	SIGNATURES	25

PART I

ITEM 1.   BUSINESS

This Annual Report on Form 10-K contains forward–looking statements which involve risks and uncertainties. The forward looking statements in this report are based upon beliefs, assumptions and expectations of the Company’s management as to the Company’s future operations and economic performance, taking into account the information currently available. These statements are not statements of historical fact. The Company’s actual results may differ significantly from the results discussed in the forward–looking statements. Factors that may cause such a difference include, but are not limited to, those discussed throughout this document and under the caption “Information About Forward-Looking Statements.”

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

GENERAL

New Horizons’ 2002 system–wide revenues of $429 million make it the largest independent provider in the fragmented PC software applications and technical certification training industry. Through various subsidiaries, the Company both owns and franchises computer training centers. Through these training centers the Company offers a variety of flexible training choices including instructor–led training, Internet–based training, often referred to as eLearning, computer–based training via CD–ROM, computer labs, certification exam preparation tools, courseware, and 24–hours, seven–days–a–week, free help desk support. The goal of the training is to deliver to the student information and skills which have immediate and practical value in the workplace.

The New Horizons worldwide network delivered over 2.5 million student-days of information technology (IT) training in 2002, generating system-wide revenues, which include both the results of company–owned and franchised operations, of $429 million, down 16.2% from $512 million in 2002. The network has approximately 1,900 classrooms, 2,000 instructors and 1,700 account executives.

New Horizons specializes in instructor-led training which is the industry’s dominant delivery method for IT training. The Company has become a leader in the industry by developing the processes for delivering quality training for the largest technology training segments: technical certification, software applications and business training. The network’s training centers offer a broad range of courses for several of the major software vendors, including Microsoft, Novell, Lotus, Cisco, Linux, Adobe, Corel, and Symantec. New Horizons has the largest network of Microsoft Certified Technical Education Centers. Furthermore, New Horizons is the world’s largest provider of vendor-neutral CompTia certification training. In 2001, New Horizons introduced a suite of Information Security (network security) courses, which are designed to improve the IT professional’s knowledge regarding network security. Additionally, with certification testing becoming increasingly important, New Horizons also has established the largest number of Authorized Prometric Testing Centers and VUE Testing Centers in the world. Classes can be held at New Horizons locations or on-site at the client’s facility. Curriculum can be tailored to the client’s specific needs. The Company can also provide training and courseware for the customer’s proprietary software.

Realizing the impact of the Internet and growing customer demand for flexibility with regard to how training is delivered, New Horizons in 2001 introduced its Integrated Learning program consisting of three learning components: the traditional instructor-led Classroom Learning, Online LIVE Learning and Online ANYTIME Learning. Online LIVE is synchronous, interactive “virtual classrooms” featuring instructor-facilitated classes delivered over the Internet. Online ANYTIME is asynchronous instruction, similar in content to the classroom instruction, but self-paced and available to those students who prefer a more independent learning method.

New Horizons owns and operates 25 computer training facilities located in Anaheim, Burbank, Los Angeles, Sacramento, Stockton, and Modesto, California; Albuquerque, New Mexico; Atlanta and Marietta, Georgia; Indianapolis, Indiana; Charlotte, North Carolina; San Antonio, Texas; and Denver, Englewood, Broomfield, Loveland and Colorado Springs, Colorado; Chicago and Rosemont, Illinois; Cleveland, Ohio; two in New York City, New York; Memphis, and Nashville, Tennessee; and Hartford, Connecticut.

As of December 31, 2002, the Company’s franchisees operated 130 locations in the United States and Canada and 112 locations in 49 other countries around the world. An additional 17 franchises had been sold as of that date and are scheduled for future openings.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1900 S. State College Blvd, Suite 200, Anaheim, California 92806. The Company maintains a website at http://www.newhorizons.com.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

The rapidly growing role of IT in business organizations and the emergence of the Internet are creating significant and increasing demand for IT training. A March 2003 IDC study estimated the worldwide market for IT education and training in 2002 was about $18.9 billion and is expected to grow approximately 4.7% per year to over $23.6 billion in the year 2007.

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

Although a significant portion of technology training is provided by in–house training departments, IDC, in its study, identified a decided shift towards outsourcing to external training professionals. This outsourcing is motivated by several factors, including: (i) the lack of internal trainers experienced in the latest software; (ii) the cost of maintaining an in-house staff of trainers; and (iii) the cost of developing and maintaining internal courseware.

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

Instructor-led classroom training is the dominant delivery method for technology training in the United States with 66% of the IT education market in 2001 according to the March 2003 IDC report. IDC projects that instructor-led training will continue to maintain a significant share of the market because trainees value the personalized attention, interaction with classmates and instructors, and insulation from workplace interruptions. While IDC projects instructor-led training will continue to be a significant delivery method in the market, the role of technology-based training, primarily consisting of eLearning and computer-based training, is gaining greater acceptance. IDC estimates that technology-based training will have 45% of the IT education market by 2007 while instructor-led classroom training will continue to have a larger share at 49%. IDC also states in its March 2001 report entitled “eLearning in Practice: Blended Solutions in Action” that many eLearning buyers are using the eLearning methodology in addition to classroom learning. New Horizons’ Integrated Learning strategy allows students to combine eLearning and classroom learning while utilizing the same course content.

THE NEW HORIZONS BUSINESS MODEL

New Horizons’ company-owned and franchised operations both provide an instructor-led training delivery system to customers that is executed by certified employee instructors primarily in fully equipped classrooms maintained by New Horizons or its franchises. Approximately 10% of classes are given on site at the customer’s location. New Horizons often supplies the computer hardware for these on-site classes. Additionally, as part of New Horizons’ Integrated Learning strategy, both synchronous and asynchronous, eLearning alternatives are offered to the students. Lastly, courseware is offered to the Company’s franchises by its Nova Vista product procurement company.

Curriculum is centered on technical certification programs (approximately 61%) and software applications (approximately 39%). Classes are concise, generally ranging from one to five days, and are designed to be intensive skill-building experiences. The Company offers a broad array of IT courses covering the most popular software applications and technical certification programs. The Company also provides customized training for customers’ proprietary software applications. The Company believes it offers more classes more often than any other company in the industry.

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

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, the buyback of franchises in certain markets, and revenue growth from the existing training centers. Revenues at locations open more than twelve months had a reduction in revenue of approximately 13%, a larger decrease than the decrease of 5% in 2001, due primarily to the effect of the continued softness in the domestic economy. The Company believes a mix of franchised and company-owned centers will enable it to combine the accelerated expansion opportunities provided by franchising while maintaining ownership of a significant number of training centers. The Company plans to continue to grow through (i) improvement of revenues and profits at both current company-owned and franchised locations; (ii) the sale of additional franchises; (iii) the selective buyback of existing franchises in the United States which have demonstrated the ability to achieve above average profitability while increasing market share, and (iv) the potential acquisition of companies in similar or complementary businesses. The Company’s ability to achieve growth from the buyback of existing franchises and acquisitions in the future will be dependent, in part, on its borrowing capacity under its credit agreement, as amended. As of February 28, 2003, the Company had a cash balance of $5.8 million and the availability under the credit agreement was $0.8 million.

Company-Owned Training Centers

At the end of 2002, the Company owned and operated 25 training centers that generated $95 million in revenue compared to $118.3 million in 2001. The locations operating at the end of 2002 were as follows:

California    Colorado        Georgia      Illinois         Indiana       Tennessee
Anaheim       Denver          Atlanta      Chicago          Indianapolis  Memphis
Los Angeles   Englewood       Marietta     Rosemont                       Nashville
Burbank       Broomfield
Sacramento    Colorado Springs
Stockton      Loveland
Modesto

New Mexico    North Carolina  Texas        New York         Connecticut   Ohio
Albuquerque   Charlotte       San Antonio  New York City(2) Hartford      Cleveland

Since 1998, the Company has acquired 11 franchise locations: none in 2002, two in 2001, none in 2000, six in 1999, and three in 1998. The acquisitions were a result of the Company’s strategy to acquire well performing franchises in select United States markets. As part of all of the purchase contracts, other than those for Sacramento and Stockton, the selling shareholders agreed to continue to manage the acquired training centers for two or three years, and could receive additional consideration if certain operating performance criteria are met. The acquisitions have been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition.

Franchising Operations

At the end of 2002, the Company supported a worldwide network of independent franchises which provides IT training at 242 locations in 51 countries. There are an additional six franchise locations which have been sold and which are scheduled to open at various times during 2003. The franchisee is given a non-exclusive license and franchise to participate in and use the business model and sales system developed and refined by the Company. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 254 franchised locations operating at the end of 2000; 257 at the end of 2001; and 242 at the end of 2002, of which 130 were in the United States and Canada and 112 were abroad.

The offer and sale of franchises and business opportunities are subject to regulation by the United States Federal Trade Commission, as well as many states and foreign jurisdictions. Numerous state laws also regulate the offer and sale of franchises and business opportunities, as well as the ongoing relationship between franchisors and franchisees, including the termination, transfer, and renewal of franchise rights. The failure to comply with these laws could adversely affect the Company’s operations.

New Horizons estimates the initial investment required to acquire and start a franchise operation, including the initial franchise fee, ranges from approximately $350,000 to $550,000.

United States and Canada

Franchise Fees

A franchisee in the United States and Canada is charged an initial franchise fee and ongoing monthly royalties, which become effective a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory granted as defined in the Franchise Agreement relating to that particular franchise. In the United States and Canada, the size of a territory is measured by the number of personal computers (“PCs”) in the territory. The initial franchise fee for a start-up center for a Type 1 territory (500,000 or more PCs) is $75,000; for a Type 2 territory (250,000 to 499,999 PCs) is $60,000; a Type 3 territory (100,000 to 249,999 PCs) is $40,000; and a Type 4 territory (under 100,000 PC’s) is $20,000. Entrepreneurs converting an existing training center to a New Horizons center receive a 25% reduction in the initial fee as a conversion allowance. Based on information furnished by IDC concerning the number of PCs in various geographic areas, as of December 31, 2002, the Company has identified 5 Type 1 territories, 15 Type 2 territories, 32 Type 3 territories, and 22 Type 4 territories as the remaining territories currently available for sale as franchises in the United States and Canada.

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

Royalties

In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) a monthly continuing royalty fee, consisting of the greater of 3% to 6% of monthly gross revenues or a minimum flat fee of $1,500 for a Type 1 or Type 2 territory of $1,000 for a Type 3 or Type 4 territory; and (ii) a monthly marketing and advertising fee of 1% of gross revenues. The 6% royalty fee rate was effective for franchises sold or renewed during September 1996 or later.

Franchise Agreement

Each Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. During 2002, the franchise locations in Dallas, Texas, and Portland, Oregon renewed their franchise agreements for additional five–year terms. In 2003, thirteen franchise agreements come up for renewal. The franchise is exclusive for instructor–led training within the specific defined territory and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full–time and continuous operations; (iv) a pre–defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. New Horizons reserves to itself the exclusive right to offer and deliver New Horizons branded eLearning within all territories. New Horizons and its franchisees have profit sharing arrangements for sales of New Horizons’ eLearning offerings sold in a franchisee’s territory. The agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement and for one year after termination of the franchise within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

International

Franchise Fees

Initial franchisee fees and territories for international franchises are market/country specific. While the Company does have some unit franchises internationally, the Company has predominantly entered into Master Franchise Agreements providing franchisees with the right to award subfranchises to other parties within a particular region. The Master Franchisee pays an initial master franchise fee that is based upon the expected number of subfranchises to be sold. The master franchise fee is then earned ratably over the sale of the subfranchises. Under the terms of these Master Franchise Agreements, the franchisee commits to open or cause to be opened a specified number of locations within a specified time frame. The Master Franchisee is responsible for the pre-opening and ongoing support of the sub-franchises. The Company shares with the Master Franchisee in the proceeds of subsequent sales of individual franchises and also receives a percentage of the royalties received by the Master Franchisee. In 2002, the Company entered into Master Franchise Agreements for the development of India, East Africa, and Nepal. Approximately 23% of the Company’s system-wide revenues were generated by international locations in 2002. In addition to those markets currently served by its franchisees, the Company has identified over 160 additional international markets that may support a training center.

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

Royalties

In addition to the initial franchise fee, franchisees pay the following fees to New Horizons: (i) Unit Franchisees: a monthly continuing royalty fee, ranging from 3% to 6% of monthly gross revenues with minimum royalties ranging from $250 to $1,500, depending on the marketplace; and (ii) Master Franchisees: 40% of the royalties received from their Subfanchisees with those royalties ranging from 3% to 6% with the aforementioned minimums. The 6% royalty fee rate was effective for franchises sold or renewed during September 1996 or later.

Master Franchise Agreement

A Master Franchisee receives a territory, which is typically a country or a region encompassing multiple countries. Under the Master Franchise Agreement the Master Franchisee shall: (i) license and service third party Unit Subfranchises operated by persons other than the Master Franchisee and (ii) own and operate at least one New Horizons location under a separate Unit Franchise Agreement. Each Master Franchise Agreement runs for an initial term of ten years and is renewable for one additional ten-year term. The Master Franchisee is expected to: (i) grant unit subfranchises in a form of Subfranchise Agreement as approved by New Horizons; (ii) perform and enforce against each Unit Subfranchise the terms of any Unit Subfranchise Agreement it enters into; (iii) provide the initial training in the New Horizons system to each Unit Subfranchise; and (iv) provide ongoing support, consulting and assistance to each Unit Subfranchise after the initial training. For these obligations the Master Franchisee retains 60% of the initial franchise fees and the ongoing royalties received from the Unit Subfranchises.

Unit Franchise Agreement

Each Unit Franchise Agreement runs for an initial term of ten years and is renewable for additional five–year terms. During 2002, the franchise locations in Tijuana, Monterrey, Chihuahua, and Ciudad Juarez, Mexico renewed their franchise relationships for additional five-year terms. In 2003 the Saudi Arabia franchise was renewed for an additional fifteen-year term. There are no other franchise agreements that come up for renewal in 2003. The franchise is exclusive for instructor–led training within the specific defined territory, typically a city, and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory; (ii) a minimum number of classrooms depending on the territory; (iii) full–time and continuous operations; (iv) a pre–defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. The agreement also contains non–competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

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

CUSTOMERS

Customers for the training provided by New Horizons company-owned and franchised training centers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities and consumers looking to gain information technology certifications to enable them to enter into the field.

No single customer accounted for more than 10% of New Horizons revenues in 2002.

The New Horizons system delivered over 2.5 million student-days of technology training in 2002.

SALES AND MARKETING

New Horizons markets its services primarily through account executives that utilize telesales to target and contact potential customers. The New Horizons sales system is organized and disciplined. After undergoing a formal initial training program, account executives are expected to generate their own database of customers through telephone sales, make a minimum number of calls per day, and invoice and collect a minimum amount of revenue each month. These minimums escalate over the first eight months an account executive is selling and are designed to move the account executive from being compensated with a non-recoverable draw against commission to a full commission compensation program. Account executives’ target sales areas are local and regional. Sales opportunities that involve national and international accounts and involve delivery of training at multiple locations are turned over to the Company’s CES program.

The CES program is designed to market computer training services to large organizations, which have facilities and training needs over a broad geographic area within and outside the United States. This program provides New Horizons’ national and international customers with a single point of contact to the entire New Horizons network of training and support services. During 2002, New Horizons competed for and won national and international contracts with Pearson Publishing, Kia Motors, and Intuit, amongst others. In addition to these contracts, New Horizons was awarded large project–based contracts with the FBI, U.S. Department of State, U.S. Army, Bureau of Land Management, and USDA-Aphis.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

TRAINING AUTHORIZATIONS

New Horizons is authorized to provide certified training by many of the major software publishers, including Microsoft, Novell, Lotus, and Corel. Many of the industry’s major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. In support of these vendors, the Company has 174 Microsoft (CTEC), 89 Novell (NAEC), 58 Corel (CTP), and 10 Lotus (LAEC) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers. While New Horizons believes that its relationships with software publishers are good, the loss of any one of these agreements could have a material adverse impact on its business. Additionally, with certification testing becoming increasingly important, New Horizons has grown its number of Authorized Prometric Testing Centers to 188 and VUE Testing Centers to 84. The company also offers more vendor-neutral CompTia certification training than any other company in the world. Lastly, in 2001, the Company introduced a suite of courses for instruction on Information Security (network security). As of December 31, 2002, 51 centers have become Ascendant Learning’s Security Certified Professional Authorized Training Partners (SCP ATP).

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

Instructor-led Training

The Company competes with Learning Tree, Global Knowledge, Executrain, Productivity Point, Azlan, NIIT, Aptech, and Informatics in addition to in-house training departments, community colleges, and independent training organizations.

Technology-Based Training

Instructor–led training has historically been the dominant delivery method for IT training. Technology–based training, consisting of eLearning, CDROMs, videotape, and satellite video broadcast, has become a significant delivery modality. According to a March 2003 IDC report, technology–based training is expected to have a 45% share of the United States IT training market in 2007 while instructor–led training will have a 49% share. While growth in the instructor–led category is expected to remain flat, the technology–based training, specifically eLearning, will continue to grow, but at a slower rate than predicted by IDC in the past. The March 2003 IDC report estimates eLearning to have an increase in market share from 14% in 2001 to 26% in 2007.

The Company recognizes that its future success depends on, among other factors, the market’s continued acceptance of instructor-led training as a delivery method for IT training, the Company’s ability to continue to market competitive instructor-led course offerings, and the Company’s ability to successfully capitalize on the potential of technology-based training delivery methods, in particular, eLearning. In 2001, the Company introduced its eLearning product offering with Online LIVE Learning, its synchronous virtual classroom product, and Online ANYTIME Learning, its asynchronous self-paced product. The Company’s competitors in the eLearning environment include Skillsoft, DigitalThink, Knowledgenet, NETg, ElementK, Mindleaders and others.

IT training can be broken into three segments: Segment 1 includes the most sophisticated levels of training for programmers and software developers; Segment 2 includes certification for engineers (Microsoft, Novell); and Segment 3 includes the end users of standard application software. While the Company does very little training of programmers and software developers, it does compete in Segments 2 and 3, with an estimated 61% of revenues from Segment 2 and 39% from Segment 3.

COURSEWARE SALES AND OTHER

New Horizons derives revenue from the sale of courseware to its franchises, from an administrative fee for managing its CES program and from fees earned on its Center Management System (CMS) software program. The revenues earned from this category increased $2,676 or 14.9% over the $17,981 realized in 2001, primarily as a result of increased sales of Microsoft official curriculum and Online ANYTIME courseware.

The new courseware products that were added in 2002 included project management, business skills, and Health Insurance Portability and Accountability Act (HIPAA) training.

As of December 31, 2002, New Horizons had deployed CMS in 78 of its franchise locations. The system integrates the customer contact, registration, resource management, scheduling and invoicing functions of a training center. The franchises can choose to host the software locally, in which case they acquire the software license rights from New Horizons, or alternatively, they can choose to have New Horizons be the application service provider (ASP) for a monthly fee of $995 to $3,995. In 2002, the Company earned over $975,000 in fees for the CMS product.

INFORMATION ABOUT FORWARD–LOOKING STATEMENTS

The statements made in this Annual Report on Form 10–K that are not historical facts are forward–looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors, which may cause actual results to differ materially from those contemplated by such forward–looking statements. Important factors which may result in variations from results contemplated by such forward–looking statements include, but are by no means limited to: (i) the Company’s ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology–based training, including through the Internet, which could have more favorable economics with respect to timing and delivery costs and the emergence of just–in–time interactive training; (ii) the Company’s ability to attract and retain qualified instructors and management employees; (iii) the rate at which new software applications are introduced by manufacturers and the Company’s ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to upgrading information systems and computer software by customers; (v) the Company’s ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (vi) the Company’s ability to manage the growth of its business.

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

TRADEMARKS

The Company has issued trademark registrations and pending trademark applications for the word mark “NEW HORIZONS” and for other trademarks incorporating the words “NEW HORIZONS”, including New Horizons Classroom Learning, New Horizons Online Live Learning, New Horizons Online Anytime Learning, and New Horizons Integrated Learning. Additionally, the Company has pending trademark registrations for ” WHAT DO YOU WANT TO LEARN & HOW DO YOU WANT TO LEARN IT?” and “THE INTEGRATED LEARNING COMPANY” while the mark “CHOOSE. LEARN. SUCCEED” has matured to registration. The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company’s right to use the New Horizons name and trademarks in its business. However, the Company has been previously advised that it cannot register the word mark “NEW HORIZONS” in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in Australia or the Dominican Republic. Accordingly, the Company has applications filed with the Australian trademark office to protect Skill Master as its trademark in Australia, and its franchises there are using that name and trademark. Additionally, the Company has applications filed with the Dominican Republic trademark office to protect Skill Master as its trademark in the Dominican Republic. Due to abandonment of the trademark by a prior owner in Australia the Company reapplied for the trademark “New Horizons” and that application is in the final stages pending registration in the Australian trademark office. The Company believes that the inability to register certain of its trademarks in certain foreign countries will have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

As of February 28, 2003, the Company employed a total of 1,023 individuals in its corporate operations and company–owned facilities. Of these employees, 272 are instructors, 304 are account executives, and 447 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell, and Lotus.

None of New Horizons’ employees is represented by a labor organization. New Horizons considers relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company’s corporate headquarters and its flagship-training center are located in Anaheim, California, pursuant to a lease, which expires in 2012. The Company relocated to the Anaheim facility in October 2001.

As of December 31, 2002, New Horizons operated training centers at 24 other leased facilities in California, Connecticut, Georgia, Illinois, Indiana, New Mexico, New York, North Carolina, Ohio, Tennessee and Texas, with leases that expire from 2003 to 2014.

In December 2002, the Company sold its 8.3 acres of undeveloped land in Santa Ana, California and realized a pretax gain of approximately $0.5 million dollars. The net proceeds of approximately $5.6 million were used to reduce its debt with its lenders.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices, if necessary.

ITEM 3.   LEGAL PROCEEDINGS

The Company has accrued approximately $1 million related to residual environmental liabilities retained from the sale of its environmental remediation business in 1996.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock is traded on The NASDAQ Stock Market under the symbol NEWH. The following table sets forth the range of high and low closing quotations per share of common stock from January 1, 2001, through December 31, 2002, as reported by The NASDAQ Stock Market.

2002                                                         HIGH            LOW
1st Quarter         (January 1 - March 31)                  13.70          10.52
2nd Quarter         (April 1 - June 30)                     11.80           9.05
3rd Quarter         (July 1 - September 30)                  9.68           6.12
4th Quarter         (October 1 - December 31)                7.74           3.75

2001                                                         HIGH            LOW
1st Quarter         (January 1 - March 31)                  17.56          13.50
2nd Quarter         (April 1 - June 30)                     18.50          13.44
3rd Quarter         (July 1 - September 30)                 15.44          11.52
4th Quarter         (October 1 - December 31)               12.20           8.45

As of March 21, 2003, the Company’s common stock was held by 421 holders of record. The Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

Equity Compensation Plan Information

The following table sets out summary stock option plan information as of December 31, 2002, all of which relates to stock option plans that were previously approved by stockholders of the company.

                                                                         Number of securities
                                                                         remaining available for
                                                                         future issuance under
                             Number of securities                        equity compensation
                             to be issued upon       Weighted-average    plans (excluding
                                exercise of          exercise price of   securities reflected in
                             outstanding options    outstanding options  column (a))
        Plan category               (a)

Equity compensation plans
approved by security holders       2,287,899              $     9.76            618,700

Equity compensation plans not
approved by security holders (1)          --                      --                 --

Total                              2,287,899              $     9.76            618,700
                                   =========               =========            =======

(1)  The Company does not have any stock option plans that were not approved by stockholders.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share)

Selected Consolidated
Statements of Income Data               2002        2001       2000        1999         1998

Total revenues                       $135,703    $159,899    $142,698    $111,476    $ 72,629
Cost of revenues                       82,307      85,102      65,850      50,301      32,749
Selling, general and administrative
 expenses                              57,683      65,999      58,752      46,407      31,354
Impairment of goodwill                 48,700          --          --          --          --
Write-off of management system             --          --          --       3,338          --
Settlement of franchise arbitration        --          --          --         303          --
Operating (loss) income               (52,987)      8,798      18,096      11,127       8,526
Interest income                           189         369         503         643       1,424
Interest expense                       (2,325)     (1,450)       (318)       (354)       (255)
Other Income                              503       2,683          --          --          --
(Loss) income from continuing
 operations before income taxes
 and cumulative effect of change
 in accounting principle (benefit)    (54,620)     10,400      18,281      11,416       9,695
(Benefit) provision for income taxes  (18,575)      3,520       7,312       4,153       3,813
(Loss) income from continuing
 operations before income taxes and
 cumulative effect of change in
 accounting principles                (36,045)      6,880      10,969       7,263       5,882
Cumulative effect of change in
 accounting principle, net of taxes
 of $9,200                            (17,800)         --          --          --          --
Net (loss) income from continuing
 operations                           (53,845)      6,880      10,969       7,236       5,882
Loss from discontinued operations          --        (426)         --          --          --
Net (loss) income                    $(53,845)   $  6,454    $ 10,969   $   7,263    $  5,882
                                     =========   =========   =========  ==========   =========

Basic Earnings Per Share(1)
(Loss) income per share from
 continuing operations before
 cumulative effect of change
 in accounting principle             $  (3.49)    $  0.68   $   1.12  $   0.76    $   0.64
Cumulative per share effect of
 change in accounting principle,
 net of tax                             (1.73)         --         --        --          --
Loss per share from discontinued
 operations                                --       (0.04)        --        --          --
Net (loss) income per share          $  (5.22)    $  0.64   $   1.12  $   0.76    $   0.64
                                     =========    ========  ========= =========   =========

Diluted Earnings Per Share(1)
(Loss) income per share from
 continuing operations before
 cumulative effect of change
 in accounting principle             $  (3.49)    $  0.65   $   1.06  $   0.72    $   0.61
Cumulative per share effect of change
 in accounting principle, net of tax    (1.73)         --         --        --          --
Loss per share from discontinued
 operations                                --       (0.04)        --        --          --
Net (loss) income per share          $  (5.22)    $  0.61   $   1.06  $   0.72    $   0.61
                                     =========    ========  ========= =========   =========

                               December 31, December 31, December 31, December 31, December 31,
Selected Consolidated Balance       2002         2001         2000         1999         1998
Sheet Data

Working capital                  $  (4,685)  $    4,315   $      983   $    6,010  $   20,951
Total assets                       109,307      160,160      122,726      105,084      86,746
Long term debt less current
 portion                             7,952       24,067           --        6,730         267
Total stockholders' equity          47,370       99,904       88,621       72,677      61,569

(1) Per share amounts for 1998 have been adjusted to reflect the five-for-four split of the Company's common stock effected June 8, 1999.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and “SELECTED CONSOLIDATED FINANCIAL DATA” included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and recorded a pretax transitional impairment charge of $27.0 million against goodwill related to the company-owned centers reporting unit. The impairment charge has been reflected as the cumulative effect of a change in accounting principle in the amount of $17.8 million, net of tax. Additionally, as a result of annual impairment testing, the Company recorded a pretax goodwill impairment charge of $48.7 million during the fourth quarter of 2002. Both the transitional and fourth quarter impairment charges were related to the company-owned centers reporting unit and were generally a result of the negative impact of the continued soft economy on the Company’s operations. The fair value of each reporting unit was determined through the use of an outside independent valuation consultant. The consultant considered both the income approach and market approach in determining fair value.

Accounts Receivable

Accounts receivable are shown net of allowances for uncollectible accounts. The Company’s management makes estimates of the collectibility of trade receivables based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and geographic location.

The Company records an allowance for bad debt separately for its franchising and company-owned centers segments. The franchising segment records an allowance for bad debt each period based upon a percentage of revenues. The applicable percentage is dependent upon revenue classification and the geographic location of the customer and is estimated based upon historical experience of bad debts. On a periodic basis, management specifically identifies uncollectible receivables and adjusts the allowance for bad debt appropriately.

The company-owned centers segment records an allowance for bad debt based upon a percentage of outstanding receivables. The percentage applied differs by each of the individual centers within the company-owned centers segment and is estimated based on each center’s historical experience.

At December 31, 2002, the Company’s accounts receivable balance was $19.6 million, net of allowance for doubtful accounts of $1.2 million.

Revenue Recognition

The Company earns revenue through its franchising operations and from the delivery of instructor-led and eLearning training courses by its company-owned training centers.

Franchising Operations

Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for eLearning courses, and administration fees for courses delivered pursuant to the Company’s Corporate Education Solutions (CES) initiative, a program to service large corporate customers.

Initial franchise fees are charged to unit and master franchisees. Unit franchises receive the exclusive right to own and operate franchises within a certain territory. Master franchises receive a territory in which the master franchisee is able to award unit sub-franchises. Initial fees under unit and master franchise agreements are not refundable under any circumstance. Initial franchise fees for unit franchises are recognized upon the completion of the franchisee’s two-week initial franchise training, after which the Company’s obligations to the franchisee are perfunctory. Initial fees for master franchises are based upon the expected number of sub-franchises to be sold in the licensed territory and are recognized ratably as unit sub-franchises are sold.

Unit franchisees and master franchisees are obliged to remit certain percentages of their gross revenue to the Company for continuing royalties, advertising fees, and marketing and distribution fees. These fees are recognized as the underlying unit and master franchisee recognize revenue.

The Company sells licensed and internally developed courseware materials and curriculum to the franchisees. Courseware sales are recognized upon shipment. The Company utilizes a third party for the production of courseware items and fulfillment of orders placed by the franchisees. The franchisees may order courseware products through the Company or directly through the fulfillment house. In cases where the Company acts as a principal in the transaction, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns, revenue is recognized on a gross basis. In cases where the Company acts as an agent or broker and is compensated on a commission or fee basis, revenue is recognized on a net basis.

Per-student fees are charged to the franchisees for eLearning courses delivered through the Online LIVE and Online ANYTIME formats. Online LIVE courses are synchronous, interactive virtual classrooms that feature instructor-facilitated classes delivered over the Internet. Student fees related to the sale of Online LIVE courses are recognized upon the delivery of the course. Online ANYTIME courses are asynchronous, self-paced training courses which are similar in content to classroom instruction. Online ANYTIME courses are delivered over the Internet over a period of one year. Student fees related to the sale of Online ANYTIME courses are recognized on a straight-line basis over one year.

The Company’s CES program facilitates training for large organizations that have locations and training needs throughout the world. The Company recognizes revenue, derived as a percentage of the training business, as the training is delivered.

Company-Owned Training Centers

Company-owned locations earn revenue from the delivery of instructor-led and eLearning computer training courses to public and private corporations, service organizations, government agencies and municipalities and individual students.

Instructor-led learning programs allow students to choose from several options, including training vouchers, club memberships, technical certification programs, and individual classes.

Training vouchers allow the customer to send one attendee per voucher to an instructor-led class over a finite period of time for a fixed price. Revenue associated with training vouchers are recognized over the period of time the voucher is valid using rates that represent the historical utilization of the training vouchers.

Club memberships allow the club member to attend as many classes as they choose over a finite period of time for a fixed price. Revenue associated with club memberships is recognized over the membership period using rates that historically approximate the manner in which courses are taken by club members.

Technical certification programs are a number of courses designed to allow the customers to attend the classes necessary to prepare them to pass the required tests to reach a certain technical certification. Revenue associated with technical certification programs are recognized over a period of time based on rates that historically approximate the manner in which the technical certification programs are delivered.

Individual classes allow students to take single classes at a fixed price. Revenue for individual classes is recognized upon delivery.

eLearning programs are delivered through the Company’s Online LIVE and Online ANYTIME products.

Online LIVE courses are synchronous, interactive virtual classrooms delivered over the Internet. Online LIVE course revenue is recognized upon delivery.

Online ANYTIME courses are asynchronous, self-paced classes that are delivered over the Internet over a period of one year. Online ANYTIME course revenue is recognized on a straight-line basis over one year.

The revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs are based on the results of student attendance analyses performed by the Company. The Company’s student attendance analyses have been derived from historical experience over a period of several years in which the learning programs have been in place. Where the Company has less than two years of historical experience, revenues are recognized on a straight-line basis over the duration of the programs.

The Company adjusts its revenue recognition rates upon changes in historical experience. As a result of an update to its historical studies of student attendance patterns in the fourth quarter of 2002, the Company determined that in certain programs, primarily training vouchers and technical certification programs, students were taking longer to complete classes compared to past historical experience. As a result, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue of $4.4 million, resulting in a charge, net of adjustments to related deferred costs and income taxes, of $1.9 million, or $0.18 per share. Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

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

Off-balance Sheet Financings

The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities.

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

Revenues from franchising consist primarily of initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, training royalty and advertising fees based on a percentage of gross training revenues realized by the franchisees, percentage royalty fees received on the sale of courseware, revenue earned from the sale of third-party courseware to the franchisees through Nova Vista, a company established for the purpose of product procurement and sales to the franchisees, and revenue earned from the CES program. Cost of revenues consists primarily of costs associated with courseware procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, CES support, advertising expenses, and franchise sales expenses.

RESULTS OF OPERATIONS 2002 VERSUS 2001

Revenues

Total revenues decreased $24,196, or 15.1%, from $159,899 for the year ended December 31, 2001 to $135,703 for the year ended December 31, 2002. The company-owned and franchising operating segments experienced decreases of $23,297 and $899, respectively.

Company-Owned Training Centers

Company-owned revenues decreased $23,297, or 19.7%, from $118,336 for the year ended December 31, 2001 to $95,039 for the year ended December 31, 2002. During the same time period, same-center revenues decreased in excess of 22% as a result of the continued softness of the domestic economy and adjusted revenue recognition rates.

Due to the lagging domestic economy, corporations, organizations, government, and municipalities decreased their levels of spending on technology and technology-related products, including information technology (IT) training. Reduced demand caused a significant decrease in the number of student training days delivered, and a corresponding decrease in applications and technical course revenue of $25.2 million, as well as decreases in other sources of revenue of $1.8 million. These decreases were partially offset by increased revenue from the Company’s eLearning courses of $3.7 million.

As a result of an update to its historical studies of student attendance patterns in the fourth quarter of 2002, the Company determined that in certain programs, primarily training vouchers and technical certification programs, students were taking longer to complete classes compared to past historical experience. As a result, the Company adjusted its revenue recognition rates for each of the programs affected. The change in revenue recognition rates resulted in a decrease of $4.4 million in revenue as compared to 2001.

The decrease in revenue within the company-owned segment is partially offset by a full year of revenue for the Indianapolis and Atlanta centers, which were acquired in early 2001.

Franchising Operations

Franchising revenue decreased $899, or 2.2%, from $41,563 for the year ended December 31, 2001 to $40,664 for the year ended December 31 2002. The decrease in franchising revenue is due to lower amounts of initial fees and royalties earned in 2002, partially offset by increases in courseware sales to franchisees.

Initial franchise fees decreased $258, or 22.1%, from $1,167 for the year ended December 31, 2001 to $909 for the year ended December 31, 2002. The continued softness in the domestic and global economies resulted in decreased demand for new franchises and the execution of fewer new franchise agreements during the year as compared to 2001.

Royalty fees decreased $3,317, or 14.8%, from $22,415 for the year ended December 31, 2001 to $19,098 for the year ended December 31, 2002. The decrease in royalty fees is due to decreases in same-center revenue at franchise locations and a net reduction of 15 franchise centers during 2002. Same center revenue decreased approximately 10% at franchise centers. At December 31, 2002, there were 242 franchise locations in operation, a decrease of 15 from the 257 franchise locations in operation at December 31, 2001.

Other franchising revenues increased $2,676, or 14.9%, from $17,981 for the year ended December 31, 2001 to $20,657 for the year ended December 31, 2002. The increase in other franchising revenues is due to a full year of sales of Microsoft official curriculum, eLearning courseware, and student learning guides. The Company began offering each of these products during 2001.

System-wide

System-wide revenues, defined as revenues from all centers, both company-owned and franchised, decreased $83,046, or 16.2%, from $511,814 for the year ended December 31, 2001 to $428,768 for the year ended December 31, 2002.

Cost of Revenues

Cost of revenues decreased $2,795, or 3.3%, from $85,102 for the year ended December 31, 2001 to $82,307 for the year ending December 31, 2002.

As a percentage of revenues, cost of revenues increased from 53.2% in 2001 to 60.7% in 2002. The increase, as a percentage of revenues, is due to increased sales of lower margin items, including courseware and eLearning products, and the effect of under-utilized fixed costs. Facility costs, instructor wages, and other fixed costs comprise a significant portion of the Company’s cost of revenue. Although the Company, on an on-going basis, attempts to minimize under-utilized fixed costs through cost management initiatives, these initiatives have been unable to reduce fixed costs at the same rate as the reduction in revenue. Cost management initiatives include managing employee headcount, class schedule consolidation, and the sublease of under-utilized facilities.

The decrease in cost of revenues, in dollar terms, is attributable to a decrease in variable costs and the effects of cost management initiatives executed throughout the year, partially offset by losses on sub-leases of under-utilized facilities of $539.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8,316, or 12.6%, from $65,999 for the year ended December 31, 2001 to $57,683 for the year ending December 31, 2002. Upon adopting SFAS No. 142 in January 2002, the Company ceased amortizing goodwill. In 2001, $3,624 of goodwill amortization expense was classified within selling, general, and administrative expenses. The remaining decrease in selling, general and administrative expenses is attributable to decreases in sales commissions of $3,916 and the effect of cost management initiatives executed throughout the year.

Impairment of Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator.

Pursuant to SFAS No. 142, the Company completed a transitional impairment test based on the fair values of the Company’s company-owned centers and franchising reporting units as of January 1, 2002. The transitional impairment test resulted in a pretax impairment charge of $27.0 million against goodwill related to the company-owned centers reporting unit. The transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in the amount of $17.8 million, net of tax. The transitional impairment charge was the result of a fundamental change in the measurement of impairment losses resulting from the Company’s adoption of SFAS No. 142.

The Company performed its annual impairment test during the fourth quarter of 2002. As a result of the annual impairment test, the Company recorded a pretax impairment charge of $48.7 million. The fourth quarter impairment charge was the result of a significant decrease in the fair value of the Company’s company-owned centers reporting unit.

The company utilized an independent valuation consultant to assist it in determining the fair value of the Company’s reporting units as part of the impairment testing. These consultants determined the fair value of the Company’s reporting units utilized in impairment testing. These consultants considered both the income approach and market approach in determining fair value. Under the income approach and market approach, management’s estimates of future profitability and market capitalization were used in determining fair value. The decrease in fair value of the company-owned center reporting unit was attributable to the continued softness of the domestic economy and downward revisions in management’s estimates of the future profitability of company-owned centers.

During the year ended December 31, 2002, the domestic economy was characterized by decreases in capital and technology related expenditures by corporations and organizations. The decrease in technology-related expenditures significantly affected the capital markets and resulted in decreases in the stock prices and market capitalization of publicly traded entities within the technology sector.

Prior to the fourth quarter of 2002, management believed the domestic economy and, more specifically, technology-related spending would rebound in early 2003 and improve operating performance. The variance between the Company’s estimated and actual operating results in the latter half of 2002, in addition to the lack of positive indicators that the technology sector will return as quickly as previously thought, has caused management to revise its estimates as to the future profitability of the company-owned centers downward.

Interest Income (Expense)

Interest income for 2002 decreased $180 or 48.8% to $189 compared with $369 in 2001. As a percentage of revenues, interest income decreased to 0.1% for 2002 from 0.2% for 2001.

Interest expense increased $875 to $2,325 for 2002 or 60.3% compared to $1,450 in 2001. As a percentage of revenues, interest expense was 1.7% in 2002 and 0.9% in 2001. The increase in interest expense in absolute dollars was due to higher outstanding debt in 2002 as compared to 2001, and the write-off of $435 unamortized bank fees related to the previous credit agreement that was replaced with a new credit agreement in February 2003.

Income Taxes

The provision for income taxes as a percentage of loss before taxes was 34% for 2002. The decreased benefit was primarily related to foreign taxes which were not offset by federal credits and a reduction in tax benefit due to the tax treatment of the impairment of non-deductible goodwill. The provision for tax expense in 2001 was reduced to 33.8% primarily due to the tax treatment of a non-recurring gain.

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

Income Taxes

The provision for income taxes as a percentage of income before income taxes was 33.8% for 2001 compared to 40.0% for 2000. The decrease in the effective tax rate was due principally to the tax treatment of certain non-recurring gains recorded in 2001. (See Note 6)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company’s current ratio was 0.9 to 1 and the Company had unrestricted cash and cash equivalents of $5,085 and negative working capital of $4,685. Working capital as of December 31, 2002 reflected a decrease of $9 million from $4,315 at December 31, 2001. The decrease in working capital was due primarily to the significant increase in the Company’s deferred revenue balance resulting primarily from the increase in sales of its Online ANYTIME product and the adjustment of the Company’s revenue recognition rates associated with certain of the Company’s other computer training products.

During the year ended December 31, 2002, cash provided by operating activities was $12,540 as compared to $13,338 for the year ended December 31, 2001. The Company’s operations, prior to working capital adjustments and non-cash gains and charges for depreciation, goodwill impairment, change in accounting principle, disposal of land and fixed assets, and deferred income taxes, provided cash of $4.5 million. Adjustments to working capital classified within operating cash flows provided additional cash of $8.0 million, due to increases in deferred revenue and accounts payable and decreases in accounts receivable, offset by an increase in prepaid expenses and other assets and a decrease in current income tax liabilities. As a result, cash provided from operating activities during the year ended December 31, 2002 remained relatively constant with cash provided by operating activities during the year ended December 31, 2001.

Cash provided by investing activities was $166 for the year ended December 31, 2002. The Company’s primary investing activities included capital expenditures of $5,035 and the sale of land and fixed assets for cash proceeds of $5,666. The expenditures in property, plant and equipment represent continued investments in the Company’s company-owned centers and franchising segments. The Company believes capital expenditures in 2003 will be funded by cash flows from operations.

During the year ended December 31, 2002, cash used by financing activities was $10,183. Cash used by financing activities was primarily related to $11,275 of principal payments on the Company’s bank debt facility. These uses of cash were partially offset by the proceeds from the exercise of stock options totaling $1,092.

On February 27, 2003, the Company executed a new credit agreement with a commercial bank, with an expiration date of February 15, 2005, which has the following terms and conditions: (1) a $10,639 term loan with quarterly principal payments of $750 commencing March 31, 2003, (2) a revolving line of credit of $1,500, (3) an interest rate of, at the Company’s option, either prime plus 1.5% or LIBOR plus 3.75% (the interest rate will decrease to prime plus 0% or LIBOR plus 2.25% should the Company achieve a rolling four quarter EBITDA in excess of $11,200), (4) a requirement to meet various financial covenants, including minimum quarterly EBITDA, maximum leverage ratio, minimum debt service coverage ratio, maximum capital expenditures, and a minimum quarterly cash level, and (5) a prohibition from engaging in any acquisitions without the consent of the bank. At closing the Company made a principal payment of $3,500 to the former bank group and the current bank assumed the remaining balance of the term loan of $10,639, the amount outstanding under the revolving line of credit of $300, and responsibility for the outstanding standby letters of credit. With this new amendment the availability under the credit facility was $800 as of February 28, 2003. Barring any unanticipated decline in operating results, the Company expects to remain in compliance with the covenants of its credit agreement through 2003.

The nature of the IT training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During 2002, New Horizons spent approximately $5 million on capital items. Capital expenditures for 2003 are expected to total approximately $5 million.

The Company’s contractual obligations and commercial cash commitments as of December 31, 2002 are shown below. Commercial commitments include lines of credit that could result in potential cash outflows from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

(Dollars in millions)

Contractual Obligations            Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                          Total     2003      2004      2005      2006      2007  Thereafter

Long-term debt        $   14.5  $    6.5  $    8.0  $     --  $     --  $     --  $     --
Operating leases          67.9      10.2      10.2       9.3       8.1       7.4      22.7
Total                 $   82.4  $   16.7  $   18.2  $    9.3  $    8.1  $    7.4  $   22.7
                       =======   =======   =======   =======   =======   =======   =======

Commercial Commitments

Letters of Credit     $    0.7  $    0.1  $     --  $     --  $     --  $     --  $    0.6
                       =======   =======   =======   =======   =======   =======   =======

The Company believes that the cash flow from operations, which provides funds for operations, planned capital expenditures, scheduled payments, and the repayment of its indebtedness, depends on the Company’s future operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Management believes that existing capital, anticipated cash flows from operations, and current and anticipated borrowings under its credit facility, will be adequate to support its current and anticipated capital and operating expenditures for the foreseeable future.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2002, which note is incorporated herein by this reference, and is included as part of Item 8 of Form 10 K.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its bank line of credit. At December 31, 2002, the Company’s bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2002 rates, and assuming no changes in bank debt from the December 31, 2002 levels, the additional annual expense would be approximately $144 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company's risk related to foreign currency exchange rates is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages F-1 to F-21 contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Independent Auditors’ Report

The Board of Directors and Stockholders
New Horizons Worldwide, Inc.

     We have audited the accompanying consolidated balance sheets of New Horizons Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 11, 2003

CONSOLIDATED BALANCE SHEETS

New Horizons Worldwide, Inc. and Subsidiaries

December 31, 2002 and December 31, 2001
(Dollars in thousands, except share data)

Assets                                                           2002         2001
 Current assets:
     Cash and cash equivalents                              $   5,085    $   6,077
     Restricted cash                                            3,500           --
     Accounts receivable, less allowance for doubtful
         accounts of $1,233 in 2002 and $829 in 2001
         (Note 2)                                              19,627       20,814
     Inventories                                                1,334        1,517
     Prepaid expenses                                           8,886        2,178
     Refundable income taxes                                    5,459        2,057
     Deferred income tax assets (Note 7)                        2,209        2,906
     Other current assets  (Note 8)                               874        1,680
             Total current assets                              46,974       37,229

Property, plant and equipment, net (Note 4)                    17,278       20,046
Land held for disposition (Note 4)                                 --        5,099

Goodwill (Notes 5 and 13)                                      18,368       93,626
Cash surrender value of life insurance                          1,154        1,131
Deferred income tax assets, net (Note 7)                       23,061           --
Other assets (Note 8)                                           2,472        3,029

Total Assets                                                $ 109,307    $ 160,160
                                                            =========    =========

Liabilities & Stockholders' Equity
Current liabilities:
     Notes payable and current portion of
          long-term debt (Note 3)                           $   6,504    $   1,665
     Accounts payable                                           5,072        3,277
     Deferred revenue                                          21,855        9,895
     Other current liabilities (Note 9)                        18,228       18,077
           Total current liabilities                           51,659       32,914

Long-term debt, excluding current portion (Note 3)              7,952       24,067
Deferred income tax liability (Note 7)                             --        2,195
Deferred rent (Note 12)                                         1,952        1,080
Other long-term liabilities                                       374           --
         Total liabilities                                     61,937       60,256

Commitments and contingencies (Note 12)                            --           --

Stockholders' equity (Note 11):
     Preferred stock without par value, 2,000,000 shares
         authorized, no shares issued                             --           --
     Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 10,572,657
         shares in 2002 and 10,397,257 shares in 2001             106          104
     Additional paid-in capital                                48,204       46,895
     Retained earnings                                            358       54,203
     Treasury stock at cost - 185,000 shares in 2002
         and 2001                                              (1,298)      (1,298)
            Total stockholders' equity                         47,370       99,904

Total Liabilities & Stockholders' Equity                   $ 109,307    $ 160,160
                                                            =========    =========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2002, December 31, 2001, and December 31, 2000
(Dollars in thousands, except per share)

                                                         2002       2001       2000
Revenues
     Franchising
         Franchise fees                             $     909  $   1,167  $   2,191
         Royalties                                     19,098     22,415     23,609
         Courseware sales and other                    20,657     17,981      5,579
         Total franchising revenues                    40,664     41,563     31,379

     Company-owned training centers                    95,039    118,336    111,319
         Total revenues                               135,703    159,899    142,698

Cost of revenues                                       82,307     85,102     65,850
Selling, general and administrative expenses           57,683     65,999     58,752
Impairment of goodwill                                 48,700         --         --

Operating (loss) income                               (52,987)     8,798     18,096

Interest income                                           189        369        503
Interest expense                                       (2,325)    (1,450)      (318)
Other income (Note 5)                                     503      2,683         --

(Loss) income  from continuing operations before
  income taxes and cumulative effect of change
  in accounting principle                             (54,620)    10,400     18,281

(Benefit) provision for income taxes  (Note 6)        (18,575)     3,520      7,312

(Loss) income from continuing operations
  before cumulative effect of change in
  accounting principle                                (36,045)     6,880     10,969

Cumulative effect of change in accounting principle,
    net of tax of $9,200                              (17,800)        --         --

(Loss) income from continuing operations              (53,845)     6,880     10,969

Loss from discontinued operations, net of applicable
  taxes of $285  (Note 5)                                  --       (426)        --

Net (loss) income                                   $ (53,845) $   6,454  $  10,969
                                                    =========  =========  =========

Basic Earnings Per Share (Note 13)
(Loss) income per share from continuing operations
  before cumulative effect of change in
  accounting principle                              $   (3.49) $    0.68  $    1.12
Cumulative per share effect of change in accounting
  principle, net of tax                                 (1.73)        --         --
Loss per share from discontinued operations                --      (0.04)        --
Net (loss) income per share                         $   (5.22) $    0.64  $    1.12
                                                    =========  =========  =========

Diluted Earnings Per Share (Note 13)
(Loss) income per share from continuing operations
  before cumulative effect of change in accounting
  principle                                         $   (3.49) $    0.65  $    1.06
Cumulative per share effect of change in accounting
  principle, net of tax                                 (1.73)        --         --
Loss per share from discontinued operations                --      (0.04)        --
Net (loss) income per share                         $   (5.22) $    0.61  $    1.06
                                                    =========  =========  =========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2002, December 31, 2001, and December 31, 2000
(In thousands)

			Add’l			Stock-
	Common Stock		paid-in	Retained	Treasury	holders’
	Shares	Amount	capital	earnings	stock	equity

Balance at January 1, 2000	9,789	$ 97	$ 37,098	$ 36,780	$ (1,298)	$ 72,677
Issuance of common stock from exercise of stock options	149	2	1,577	—	—	1,579
Income tax benefit from the exercise of stock options	—	—	544	—	—	544
Issuance of common stock for acquisitions	145	2	2,850	—	—	2,852
Net income	—	—	—	10,969	—	10,969

Balance at December 31, 2000	10,083	101	42,069	47,749	(1,298)	88,621
Issuance of common stock from exercise of stock options	8	—	94	—	—	94
Income tax benefit from the exercise of stock options	—	—	10	—	—	10
Issuance of common stock for acquisitions	306	3	4,722	—	—	4,725
Net income	—	—	—	6,454	—	6,454

Balance at December 31, 2001	10,397	104	46,895	54,203	(1,298)	99,904
Issuance of common stock from exercise of stock options	176	2	1,090	—	—	1,092
Income tax benefit from the exercise of stock options	—	—	219	—	—	219
Net Loss	—	—	—	(53,845)	—	(53,845)

Balance at December 31, 2002	10,573	$ 106	$ 48,204	$ 358	$ (1,298)	$ 47,370

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2002, December 31, 2001, and December 31, 2000
(Dollars in thousands)

                                                           2002      2001      2000
Cash flows from operating activities
     Net (loss) income                                 $(53,845) $  6,454  $ 10,969
     Adjustments to reconcile net (loss) income
      to cash and cash equivalents provided by
      operating activities:
        Depreciation                                      7,738     7,432     5,301
        Gain on sale of land and fixed assets              (503)       --        --
        Amortization of goodwill                             --     3,623     2,410
        Cumulative effect of change in
        accounting principle                             17,800        --        --
        Impairment of goodwill                           48,700        --        --
        Deferred income taxes                           (15,359)    1,236      (256)
        Cash provided from (used in) the change in
        (net of effects of acquisitions):
          Accounts receivable                             1,187     2,373      (338)
          Inventories                                       183        32      (136)
          Prepaid expenses and other assets              (5,345)   (1,633)      691
          Accounts payable                                1,795      (514)    1,060
          Deferred revenue                               11,960    (2,222)    1,802
          Other current liabilities                         151       (16)    5,132
          Income taxes                                   (3,183)   (3,647)    1,226
          Deferred rent                                     872       220       (52)
          Other long-term liabilities                       374        --        --
            Net cash provided by operating activities    12,525    13,338    27,809

Cash flows from investing activities
     Additions to property, plant and equipment          (5,035)  (13,814)   (8,697)
     Proceeds from sale of land and fixed assets          5,666        --        --
     Cash surrender value of life insurance                 (23)      (31)      (30)
     Cash paid for acquired companies,
      net of cash acquired (Note 13)                         --   (20,629)       --
     Cash paid for previous acquisitions  (Note 13)        (442)   (4,022)  (11,074)
      Net cash provided (used by) investing activities      166   (38,496)  (19,801)

Cash flows from financing activities
     Proceeds from issuance of common stock               1,092        94     1,579
     Proceeds from debt obligations                          --    61,734     4,480
     Principal payments on debt obligations             (11,275)  (36,108)  (11,420)
         Net cash (used) provided
           by financing activities                    (10,183)   25,720    (5,361)

Net increase in cash and cash equivalents                 2,508       562     2,647

Cash and cash equivalents at beginning of year            6,077     5,515     2,868
Cash and cash equivalents at end of year               $  8,585  $  6,077  $  5,515
                                                       ========  ========  ========

Supplemental disclosure of cash flow information
     Cash was paid for:
         Interest                                      $  1,622  $  1,181  $    282
                                                       ========  ========  ========

         Income taxes                                  $    672  $  5,663  $  5,589
                                                       ========  ========  ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

New Horizons Worldwide, Inc. and Subsidiaries

Years ended December 31, 2002, December 31, 2001, and December 31, 2000
(Dollars in thousands)

Supplemental Disclosure of Non-Cash Transactions

                                                               2002          2001          2000
   Non-cash investing and financing activities --

        Income tax benefit from exercise of stock
          options                                        $      219    $       10    $      544
                                                          =========     =========     =========

   The Company completed no acquisitions in 2002, two acquisitions in 2001, summarized as follows
   (Note 13), and none in 2000 :

                                                                           2001

        Fair value of assets acquired                                  $   25,712                                                                                  $                                  --

        Value of stock issued                                              (1,652)

        Cash paid, net of cash acquired                                   (20,629)

        Liabilities assumed                                            $    3,431
                                                                        =========

During the year ended December 31, 2001 the Company issued common stock with a value of $3,073 as additional consideration for previous acquisitions.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, December 31, 2001, and December 31, 2000
(Dollars in thousands, except per share data)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

New Horizons Worldwide, Inc. ("New Horizons," or the "Company") owns and franchises computer training centers. The Company's training centers provide application software and technical certification training to a wide range of individuals and employer–sponsored individuals from national and international public and private corporations, service organizations and government agencies. Additionally, the Company supplies internally developed and externally licensed curriculum and courseware materials to its franchisees. As of December 31, 2002, the Company and its franchisees delivered training in 25 company-owned and 242 franchised locations in 51 countries around the world.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term investments with an original maturity of less than 90 days. The carrying amounts of cash and cash equivalents approximate their fair values due to their short maturities.

Accounts Receivable

Accounts receivable are shown net of an allowance for uncollectible accounts. The valuation of the allowance is based on historical collection trends and management’s judgment on the collectibility of these accounts. Historical collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2002 and 2001 was $1,233 and $829, respectively.

Concentration of Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company invests its cash and cash equivalents in a money market account with high quality financial institutions.

The Company issues credit to a significant number of customers that are diversified over a wide geographic area. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses. The Company does not require collateral from its customers.

For the years ended December 31, 2002, 2001, and 2000, no single customer accounted for greater than 10% of consolidated revenues.

Revenue Recognition

The Company earns revenue through its franchising operations and from the delivery of instructor-led and eLearning training courses by its company-owned training centers.

Franchising Operations

Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for eLearning courses, and administration fees for courses delivered pursuant to the Company’s Corporate Education Solutions (CES) initiative, a program to service large corporate customers.

Initial franchise fees are charged to unit and master franchisees. Unit franchises receive the exclusive right to own and operate franchises within a certain territory. Master franchises receive a territory in which the master franchisee is able to award unit sub-franchises. Initial fees under unit and master franchise agreements are not refundable under any circumstance. Initial franchise fees for unit franchises are recognized upon the completion of the franchisee’s two-week initial franchise training, after which the Company’s obligations to the franchisee are perfunctory. Initial fees for master franchises are based upon the expected number of sub-franchises to be sold in the licensed territory and are recognized ratably as unit sub-franchises are sold.

Unit franchisees and master franchisees are obliged to remit certain percentages of their gross revenue to the Company for continuing royalties, advertising fees, and marketing and distribution fees. These fees are recognized as the underlying unit and master franchisee recognize revenue.

The Company sells licensed and internally developed courseware materials and curriculum to the franchisees. Courseware sales are recognized upon shipment. The Company utilizes a third party for the production of courseware items and fulfillment of orders placed by the franchisees. The franchisees may order courseware products through the Company or directly through the fulfillment house. In cases where the Company acts as a principal in the transaction, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns, revenue is recognized on a gross basis. In cases where the Company acts as an agent or broker and is compensated on a commission or fee basis, revenue is recognized on a net basis.

Per-student fees are charged to the franchisees for eLearning courses delivered through the Online LIVE and Online ANYTIME formats. Online LIVE courses are synchronous, interactive virtual classrooms that feature instructor-facilitated classes delivered over the Internet. Student fees related to the sale of Online LIVE courses are recognized upon the delivery of the course. Online ANYTIME courses are asynchronous, self-paced training courses which are similar in content to classroom instruction. Online ANYTIME courses are delivered over the Internet over a period of one year. Student fees related to the sale of Online ANYTIME courses are recognized on a straight-line basis over one year.

The Company’s CES program facilitates training for large organizations that have locations and training needs throughout the world. The Company recognizes revenue, derived as a percentage of the training business, as the training is delivered.

Company-Owned Training Centers

Company-owned locations earn revenue from the delivery of instructor-led and eLearning computer training courses to public and private corporations, service organizations, government agencies and municipalities and individual students.

Instructor-led learning programs allow students to choose from several options, including training vouchers, club memberships, technical certification programs, and individual classes.

Training vouchers allow the customer to send one attendee per voucher to an instructor-led class over a finite period of time for a fixed price. Revenue associated with training vouchers are recognized over the period of time the voucher is valid using rates that represent the historical utilization of the training vouchers.

Club memberships allow the club member to attend as many classes as they choose over a finite period of time for a fixed price. Revenue associated with club memberships is recognized over the membership period using rates that historically approximate the manner in which courses are taken by club members.

Technical certification programs are a number of courses designed to allow the customers to attend the classes necessary to prepare them to pass the required tests to reach a certain technical certification. Revenue associated with technical certification programs are recognized over a period of time based on rates that historically approximate the manner in which the technical certification programs are delivered.

Individual classes allow students to take single classes at a fixed price. Revenue for individual classes is recognized upon delivery.

eLearning programs are delivered through the Company’s Online LIVE and Online ANYTIME products.

Online LIVE courses are synchronous, interactive virtual classrooms delivered over the Internet. Online LIVE course revenue is recognized upon delivery.

Online ANYTIME courses are asynchronous, self-paced classes that are delivered over the Internet over a period of one year. Online ANYTIME course revenue is recognized on a straight-line basis over one year.

The revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs are based on the results of student attendance analyses performed by the Company. The Company’s student attendance analyses have been derived from historical experience over a period of several years in which the learning programs have been in place. Where the Company has less than two years of historical experience, revenues are recognized on a straight-line basis over the duration of the programs.

The Company adjusts its revenue recognition rates upon changes in historical experience. As a result of an update to its historical studies of student attendance patterns in the fourth quarter of 2002, the Company determined that in certain programs, primarily training vouchers and technical certification programs, students were taking longer to complete classes compared to past historical experience. As a result, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue of $4.4 million, resulting in a charge, net of adjustments to related deferred costs and income taxes, of $1.9 million. Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis, based upon the estimated useful lives of the various classes of assets. The estimated useful lives of the assets are as follows:

       Computers and equipment                 3 to 5 years
       Furniture and fixtures                  5 to 10 years
       Purchased software                      3 years
       Leasehold improvements                  Useful life or term of lease, if shorter

Costs incurred related to repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred. The cost and accumulated depreciation on property and equipment sold, retired, or otherwise disposed of is removed from the respective accounts and the resulting gains and losses are reflected in income.

Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

Valuation of Long-lived Assets

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, which establishes a single accounting model for the impairment or disposal of long-term assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121 and Accounting Priciples Board (APB) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general, are to be applied prospectively. The Company’s adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on its results of operations and financial position.

The Company performs impairment tests for the long-lived assets if an event or circumstance indicates that the carrying amount of the long-lived assets may not be recoverable. In response to changes in industry and market conditions, the Company may also strategically realign resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of long-lived assets or other intangible assets. The Company is also subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. The likelihood of impairment is considered if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows in accordance with SFAS 144. Impairment is measured as the difference between the carrying amount and fair value of the asset or asset group.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the Company recorded a pretax transitional impairment charge of $27.0 million against goodwill related to the company-owned centers reporting unit. The impairment charge has been reflected as the cumulative effect of a change in accounting principle in the amount of $17.8 million, net of tax. Additionally, as a result of annual impairment testing, the Company recorded a pretax goodwill impairment charge of $48.7 million during the fourth quarter of 2002. Both the transitional and fourth quarter impairment charges were related to the company-owned centers reporting unit and were generally a result of the negative impact of the continued soft economy on the Company’s operations. The fair value of each reporting unit was determined through the use of an outside independent valuation consultant. The consultant considered both the income approach and market approach in determining fair value.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets to the extent the Company does not expect to realize those assets through future taxable income.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”, including related interpretations, and follows the disclosure only provision of SFAS No. 123, “Accounting for Stock Based Compensation”.

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 11. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                                         2002       2001       2000

Net (loss) income, as reported                       $ (53,845)   $ 6,454   $ 10,969

Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects    (2,269)    (1,191)      (775)

Pro forma net (loss) income                          $ (56,114)   $ 5,263   $ 10,194
                                                      ========     ======    =======
Earnings per share:
    Basic - as reported                              $   (5.22)   $  0.64   $   1.12
    Basic - pro forma                                $   (5.44)   $  0.52   $   1.04

    Diluted - as reported                            $   (5.22)   $  0.61   $   1.06
    Diluted - pro forma                              $   (5.44)   $  0.50   $   0.99

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 4.2% volatility of 66.52%, and zero dividend yield for 2002, a risk-free interest rate of 4.0%, volatility of 55%, and zero dividend yield for 2001, and a risk-free interest rate of 6.6%, volatility of 74%, and zero dividend yield for 2000, with expected lives of four to ten years.

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. For the three years in the period ended December 31, 2002, there was no difference between the Company’s net income (loss) and comprehensive income (loss).

Restricted Cash

The Company’s credit agreement, requires the Company to maintain minimum cash balances of at least $3.5 million. This amount is classified as restricted cash at December 31, 2002. No cash balances were restricted at December 31, 2001.

Earnings Per Share

The Company calculates earnings per share (EPS) pursuant to SFAS No. 128, "Earnings Per Share".

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

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

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, we will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The adoption of SFAS No. 145 is not expected to have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No.146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the conceptual framework of the FASB. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure requirements for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of APB Opinion 25. SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company has adopted the pro forma disclosure requirements of SFAS No. 148 for the year ended December 31, 2002.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In February 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material impact on the Company.

In November 2002, the FASB issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 is not expected to have a material impact on the Company.

2.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowance for doubtful accounts includes the following:

                                                 2002          2001          2000

           Balance, beginning of year       $     829     $     717     $     943

           Provisions                             886           419           203

           Deductions                            (482)         (307)         (429)

           Balance, end of year             $   1,233     $     829     $     717
                                             ========      ========      ========

3.  DEBT

The Company's debt and capital lease obligations are as follows:

                                                           2002                   2001

     Term loan with bank                            $     14,139               $ 25,000

     Amount outstanding on revolving line of
     credit with bank                                        300                    300

     Note payable to a former franchisee
     pursuant to a franchise acquisition at
     7% interest rate                                         --                    407

     Amounts due under capital leases with
     effective interest rates ranging from
     8.5% to 14.6% per annum (Note 11)                        17                     25
                                                          14,456                 25,732
     Less: Current portion of notes payable
     and long-term debt                                   (6,504)               (1,665)

                                                   $       7,952          $      24,067
                                                     ===========            ===========

On February 27, 2003, the Company executed a new credit agreement with a commercial bank, with an expiration date of February 15, 2005, which has the following terms and conditions: (1) a $10,639 term loan with quarterly principal payments of $750, commencing March 31, 2003, (2) a revolving line of credit of $1,500, (3) an interest rate of, at the Company’s option, either prime plus 1.5% or LIBOR plus 3.75% (the interest rate will decrease to prime plus 0% or LIBOR plus 2.25% should the Company achieve a rolling four quarter EBITDA in excess of $11,200), (4) a requirement to meet various financial covenants, including minimum quarterly EBITDA, maximum leverage ratio, minimum debt service coverage ratio, maximum capital expenditures, and a minimum quarterly cash level, and (5) a prohibition from engaging in any acquisitions without the consent of the bank. At closing the Company made a principal payment of $3,500 to the former bank group and the current bank assumed the remaining balance of the term loan of $10,639, the amount outstanding under the revolving line of credit of $300, and responsibility for the outstanding standby letters of credit. With this new amendment the availability under the credit facility was $800 as of February 27, 2003.

The following is a summary of future payments required under the above obligations:

                      2003                         $       6,504
                      2004                                 3,000
                      2005                                 4,952
                                                   $      14,456
                                                    ============

4.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are summarized below:

                                                                2002                2001

      Leasehold improvements                           $       5,575       $       5,362
      Equipment and software                                  36,589              32,222
      Furniture and fixtures                                   7,651               7,312
                                                              49,815              44,896
      Less accumulated depreciation and amortization         (32,537)            (24,850)
                                                       $      17,278       $      20,046
                                                        ============        ============

Land held for disposition

In December 2002, the Company sold 8.3 acres of undeveloped land in Santa Ana, California and realized a pretax gain of $503. The net proceeds of approximately $5.6 million were used to reduce its debt with its lenders.

5.  GOODWILL

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and be reviewed for impairment.

Effective January, 1, 2002, the company adopted SFAS No. 142 and in accordance with its provisions, the Company recorded a pre-tax transitional impairment charge of $27.0 million against goodwill held at the company-owned location reporting unit. The charge has been reflected as a cumulative effect of a change in accounting principle in the year ending December 31, 2002. The fair value of each reporting unit was obtained through an outside valuation consultant. The consultant considered both the income approach and the market approach in determining fair value.

As of December 31, 2001, the Company’s goodwill totaled $93.6 million. The following table presents the changes in goodwill allocated to the reportable segments during the year ended December 31, 2002:

                                       Company-owned
                                         Locations         Franchising            Total

Balance as of December 31, 2001       $      82,218      $       11,408      $       93,626
Transitional impairment charge              (27,000)                 --             (27,000)
Additional impairment charge                (48,700)                 --             (48,700)
Additions                                       442                  --                 442
Balance as of December 31, 2002       $       6,960      $       11,408      $       18,368
                                       ============       =============       ==============

The Company does not have any identifiable intangible assets subject to amortization or identifiable intangible assets with indefinite lives.

The Company has ceased amortizing goodwill as of the beginning of fiscal year 2002. The following table presents the impact of SFAS No. 142 on income (loss) and income (loss) per share had the standard been in effect for all periods presented:

                                          Year ended        Year ended       Year ended
                                       December 31, 2002 December 31, 2001 December 31, 2000

Reported net (loss) income               $     (53,845)    $       6,454     $      10,969
     Amortization of goodwill                       --             2,174             1,446
Adjusted net (loss) income               $     (53,845)    $       8,628     $      12,415
                                          ============      ============      ============
Basic Earnings Per Share:
     Reported net (loss) income          $       (5.22)    $        0.64     $        1.12
     Goodwill amortization                          --              0.21              0.15
     Adjusted basic earnings per share   $       (5.22)    $        0.85     $        1.27
                                          ============      ============      ============
Diluted Earnings Per Share:
     Reported net (loss) income          $       (5.22)    $        0.61     $        1.06
     Goodwill amortization                          --              0.21              0.14
     Adjusted diluted earnings per share $       (5.22)    $        0.82     $        1.20
                                          ============      ============      ============

6.   OTHER INCOME (LOSS)

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

The Company recorded a net loss from discontinued operations to increase its estimated costs to resolve certain environmental liabilities retained from the sale of its environmental remediation business in 1996. The aggregate liabilities of $1,030 and $1,055 are included in other liabilities at December 31, 2002 and December 31, 2001, respectively.

7.  INCOME TAXES

Income tax expense for the periods below differs from the amounts computed by applying the United States federal income tax rate of 35% to the pretax income as a result of the following:

                                                     2002         2001         2000

   Computed "expected" tax expense               $(19,117)    $  3,640     $  6,398
   Amortization of excess of cost over net
        assets acquired                             1,853          147           72
   State and local tax expense, net of federal
   income tax effect                               (2,370)         577        1,016
   Foreign Taxes                                      969           --           --
   Discontinued operations                             --         (841)          --
   Other                                               90           (3)        (174)
   Income tax (benefit) expense                  $(18,575)    $  3,520     $  7,312
                                                  =======      =======      =======

   Effective rates                                   34.0%        33.8%        40.0%

   Income tax expense consists of:
        Federal:
          Current                                $ (4,991)    $    693     $  5,388
          Deferred                                (11,189)       1,215         (256)
        State and local:
          Current                                     525          439        1,563
          Deferred                                 (4,170)         449           --
        Foreign                                     1,250          724          617
   Income tax (benefit) expense                  $(18,575)    $  3,520     $  7,312
                                                  =======      =======      =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001, are presented below:

                                                                   2002      2001
   Deferred tax assets:
        Accounts receivable, principally due to allowance for
        doubtful accounts                                       $   780   $   709
        Reserve for uninsured losses and litigation                 412       422
        Accrued expenses                                            979       865
        Property, plant and equipment, principally due to
        differences in depreciation                               1,078     1,095
        Foreign Tax Credit carryforward                             247       744
        Deferred revenue                                            503       387
        Net operating loss                                          876        --
        Deferred rent                                               157        --
        Other                                                       261       166
        Excess of net assets over cost of acquired companies     21,994        --
                                                                 27,287     4,388
                                                                 ======    ======
   Deferred tax liabilities:
        Excess of cost over net assets of acquired companies         --     3,457
        Prepaid expenses                                            466        --
        State deferred taxes                                      1,412        --
        Other                                                       139       220
                                                                  2,017     3,677
                                                                 ======    ======
   Net deferred income taxes                                    $25,270   $   711
                                                                 ======    ======

8.  OTHER ASSETS

Other assets consist of:

                                                          2002       2001

Notes receivable from officers                         $ 1,204    $ 1,470
Notes receivable from ECB, Inc.                             --        758
Bank credit agreement costs                                 --        689
Notes receivable from franchisees                        1,015        654
Other                                                    1,127      1,138
                                                         3,346      4,709

Less: Current portion of notes receivables                (874)    (1,680)

                                                       $ 2,472    $ 3,029
                                                        ======     ======

Included in other assets are long-term notes receivable from officers of the Company in the aggregate amount of $1,204. The notes receivable are demand notes, $878 of which is collateralized by the proceeds from certain life insurance policies and bear interest at 7.3%. The remaining $326 relates primarily to non-interest bearing loans in connection with officers’ relocation expenses. The Company does not intend to demand repayment of these notes during 2003.

9.  OTHER CURRENT LIABILITIES

Other current liabilities consist of:

                                                          2002       2001

Accounts payable to franchisees                       $  6,028   $  5,921
Salaries, wages and commissions payable                  3,165      4,006
Royalties and fees payable to courseware partners        3,209      3,231
Accrued operating expenses and other liabilities         5,826      4,919
                                                      $ 18,228   $ 18,077
                                                       =======    =======

10.  EMPLOYEE SAVINGS PLAN

The Company has a 401(k) Profit Sharing Trust and Plan in which employees not currently covered by a collective bargaining agreement are eligible to participate. None of the Company’s employees is currently covered by a collective bargaining agreement. The plan was established in 1995 and through December 31, 1998, was non-contributory. Effective January 1, 1999, the Board of Directors elected to match 25% of the employees’ contributions. The Company contributed $576 for 2001. Effective January 1, 2002, the Board of Directors elected to suspend the match.

11.  STOCK OPTION PLAN

The Company maintains a Key Employees Stock Option Plan and an Omnibus Equity Plan which provide for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. The Key Employee Stock Option Plan, which expired in 1999, had provided for the granting of options to purchase up to 1,500,000 shares of common stock and the current Omnibus Equity Plan provides for the granting of options to purchase up to 2,250,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company’s common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price. All options were granted at fair market value at dates of grant.

Directors of the Company who are not employees currently hold options to acquire a total of 337,250 shares pursuant to option plans and agreements, including 96,000 awarded in 2002 under the Company’s Omnibus Equity Plan. The exercise price under all of such options was the fair market value as of the date of grant.

Changes in shares, under all current and former plans and other arrangements, for 2002, 2001 and 2000 are summarized as follows:

                                         2002                 2001                2000

                                            Weighted            Weighted            Weighted
                                            Average             Average             Average
                                   Shares    Price     Shares    Price     Shares    Price

Outstanding, beginning of year   1,617,374  $ 10.90  1,378,874  $ 10.39  1,278,249  $  9.97
    Granted                      1,160,300     8.59    276,250    13.79    277,750    12.41
    Exercised                     (175,400)    6.23     (7,875)   11.97   (149,000)   10.14
    Canceled                      (314,375)   13.29    (29,875)   13.91    (28,125)   11.43

Outstanding, end of year         2,287,899     9.76  1,617,374    10.90  1,378,874    10.39
                                 =========           =========           =========

Options exercisable, end of year   960,099  $ 10.05  1,073,724  $  9.61    900,974  $  8.88
                                 =========           =========            ========

Weighted average fair value of
 options granted during the year  $   5.82           $    7.65            $   6.51
                                   =======            ========             =======

Outstanding stock options at December 31, 2002 consist of the following:

                              Options Outstanding             Options Exercisable

                                    Weighted
       Range of                     Average   Weighted                   Weighted
       Exercise                     Remaining  Average                    Average
        Prices              Shares    Life      Price          Shares      Price
                                    (Years)
   $ 5.43 - $ 9.28        1,086,550    5.5     $  6.79        439,750      $6.55
    10.15 -  15.90        1,121,849    4.0       12.10        471,049      12.57
    16.90 -  23.19           79,500    2.4       17.30         49,300      17.21

   $ 5.43 - $23.19        2,287,899    4.7     $  9.76        960,099     $10.05
                          =========   ====      ======        =======     ======

As of December 31, 2002, there were 618,700 shares of common stock under the Omnibus Equity Plan that were available for future grant.

12.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its offices, training facilities and certain equipment under operating lease obligations. Operating leases expire on various dates through 2014. The Company recognizes rent expense on a straight-line basis and records deferred rent based on the difference between cash paid and straight-line expense. Rent expense was $11,384, $9,421 and $7,342, for 2002, 2001, and 2000 respectively.

Under the terms of the leases, future minimum commitments at December 31, 2002 are as follows:

                                                    Operating Leases
                   2003                               $    10,252
                   2004                                    10,228
                   2005                                     9,285
                   2006                                     8,121
                   2007                                     7,370
                   2008 & after                            22,672
         Total future minimum lease payments          $    67,928
                                                       ==========

Purchase Commitment

The Company has entered into a contract with a provider to purchase $8,500 in courseware through June 30, 2004. That contract specifies minimum purchases of $5,500, and $3,000 in 2003, and 2004, respectively.

Litigation

The Company has accrued approximately $1 million related to residual environmental liabilities retained from the sale of its environmental remediation business in 1996 (Note 6).

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party. In connection with the company-owned training centers, the Company has obtained surety bonds totaling $763 to guarantee performance in various states with respect to providing training to consumers. In the event the Company was to abandon training in a state where there is a surety bond, the state agency could draw against the bond to satisfy undelivered training obligations. The Company agrees to indemnify its franchisees against any trademark infringement claims that may arise out of their use of the New Horizons’ trademark. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Letters of Credit

The Company has outstanding letters of credit, under which it may be required to make payments to a guaranteed or indemnified party. At December 31, 2002, outstanding letters of credit totaled $710, of which $60 expire in 2003 and $650 expire in 2014. All outstanding letters of credit expire in 2003. The Company has not recorded any liability for these guarantees and indemnities in the consolidated financial statements.

13.  ACQUISITIONS

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

C. Additional consideration for previous acquisitions

During the twelve months ended December 31, 2002, the Company provided additional consideration for previous acquisitions consisting of $442 in cash due to the previously acquired centers meeting certain operating performance targets.

During the twelve months ended December 31, 2001, the Company provided additional consideration for previous acquisitions consisting of $4,651 in cash and 132,501 shares of the Company’s stock valued at $2,074 due to the previously acquired centers meeting certain operating performance targets.

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

14.   EARNINGS PER SHARE

Under SFAS No. 128, basic EPS is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

The weighted average number of shares outstanding used in determining basic EPS was 10,309,937, 10,106,653, and 9,778,672 in 2002, 2001, and 2000, respectively. The weighted average number of shares outstanding used in determining diluted EPS was 10,309,937, 10,508,519, and 10,327,827 in 2002, 2001, and 2000, respectively. As a result of losses, warrants and stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would be anti-dilutive totaled 163,767 at December 31, 2002.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for continuing operations for 2002 and 2001 is as follows:

                                         First      Second      Third      Fourth
                                        Quarter     Quarter    Quarter     Quarter
Year ended December 31, 2002
Revenues                               $ 34,541    $ 36,225   $ 35,178    $ 29,759
Operating income (loss)                     506       1,074       (513)    (54,054)
Net (loss) income                       (17,726)        372       (564)    (35,927)
Basic earnings per share                  (1.73)       0.04      (0.05)      (3.46)
Diluted earnings per share                (1.68)       0.04      (0.05)      (3.46)

                                         First      Second      Third      Fourth
                                        Quarter     Quarter    Quarter     Quarter
Year ended December 31, 2001
Revenues                               $ 41,132    $ 44,721   $ 39,028    $ 35,018
Operating income (loss)                   4,686       3,792      1,486      (1,166)
Net income (loss)                         2,811       2,106      1,841        (304)
Basic earnings per share                   0.28        0.21       0.18       (0.03)
Diluted earnings per share                 0.27        0.20       0.17       (0.03)

During the fourth quarter of 2002, the Company recorded a pretax charge of $48.7 million related to the impairment of goodwill. (See Notes 1 and 5)

16.  SEGMENT REPORTING

The Company operates in two business segments - company-owned training centers and franchising operations. The company-owned training centers segment operates wholly-owned computer training centers in the United States and derives its revenues from the operating revenues of those centers. For segment reporting purposes, company-owned centers have been aggregated because of their common economic characteristics. The franchising segment franchises computer training centers domestically and internationally and supplies systems of instruction and sales and management concepts concerning computer training to independent franchisees. The franchising segment revenues are from the initial franchise fees and royalties from the franchise operations and other revenue, primarily related to product sales through Nova Vista. The two segments are managed separately because of the differences in the source of revenues and the services offered. Information on the Company's segments is as follows:

                                     Company-
                                        owned             Executive Discontinued
                                      Centers Franchising   Office   Operations   Consolidated

For the year ended December 31, 2002
Revenues                            $  95,039  $  40,664  $     --   $     --      $ 135,703
Goodwill impairment                    48,700         --        --         --         48,700
Interest income                            97         92        --         --            189
Interest expense                       (2,318)        (7)       --         --         (2,325)
Depreciation expense                    4,781      2,957        --         --          7,738
(Benefit) Provision for income taxes  (21,595)     3,020        --         --        (18,575)
Cumulative effect of change in
    accounting principle, net         (17,800)        --        --         --        (17,800)
Net (loss) income                     (59,146)     5,301        --         --        (53,845)
Net deferred tax asset                 24,514        756        --         --         25,270
Total assets                           84,318     20,238     4,751         --        109,307
Additions to property, plant and
    equipment                           2,208      2,827        --         --          5,035

For the year ended December 31, 2001
Revenues                            $ 118,336  $  41,563  $     --   $     --      $ 159,899
Other income                               --         --     2,683         --          2,683
Interest income                            72        297        --         --            369
Interest expense                       (1,450)        --        --         --         (1,450)
Goodwill amortization                   3,580         43        --         --          3,623
Depreciation expense                    5,302      2,130        --         --          7,432
(Benefit) Provision for income taxes      (26)     3,546        --         --          3,520
Net (loss) income from continuing
operations                             (2,196)     9,076        --         --          6,880
Loss from discontinued operations,
     net of applicable income taxes        --         --        --       (426)          (426)
Net deferred tax asset                   (945)     1,656        --         --            711
Total assets                          124,963     29,014     6,183         --        160,160
Additions to property, plant and
    equipment                           7,642      6,172        --         --         13,814

For the year ended December 31, 2000
Revenues                            $ 111,319  $  31,379  $     --   $     --      $ 142,698
Interest income                           314        189        --         --            503
Interest expense                         (259)       (59)       --         --           (318)
Goodwill amortization                   2,367         43        --         --          2,410
Depreciation expense                    4,511        790        --         --          5,301
Provision for income taxes              2,798      4,514        --         --          7,312
Net income                              4,124      6,845        --         --         10,969
Net deferred tax asset                    900      1,047        --         --          1,947
Total assets                           96,554     21,268     4,904         --        122,726
Additions to property, plant and
    equipment                           4,798      3,899        --         --          8,697

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

         NAME                    AGE      POSITION

         Curtis Lee Smith, Jr    75       Chairman of the Board

         Thomas J. Bresnan       50       President and Chief Executive Officer

         Stuart O. Smith         70       Vice Chairman of the Board and Secretary

         Martin G. Bean          38       Chief Operating Officer

         Robert S. McMillan      51       Vice President, Treasurer and Chief Financial
                                          Officer

*The description of executive officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Set forth below is a brief description of the background of those executive officers of the Company who are not Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2003.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the captions "Compensation of Executive Officers", "Board of Directors and Committees", "Compensation Committee Report on Executive Compensation", and "Stockholder Return Performance Presentation", in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. (See Item 5 for the disclosure required by Item 201(d) of Regulation S-K.)

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2003, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 14.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Report (the "Evaluation Date"), the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i)	that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and
(ii)	that the Company's disclosure controls and procedures are effective.

In connection with their audit of the Company’s financial statements as of and for the year ended December 31, 2002, Deloitte & Touche LLP (D&T) advised the Company that it had identified certain deficiencies in the Company's internal control procedures that D&T considered to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. D&T advised the Audit Committee on March 6, 2003, that it identified certain deficiencies in the Company's ability to timely and accurately produce data that supports its revenue recognition rates for certain of its learning programs. These matters have been discussed by D&T with the Audit Committee of the Board of Directors of the Company. To address the weakness, the Company has devoted additional resources and made certain additional procedural changes.

PART IV

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)       Financial Statements

              The following  Consolidated  Financial  Statements of the Registrant and its
              subsidiaries  are included in Part II, Item 8:

                                                                          Page

              Reports  of Independent Auditors                            F-1
              Consolidated Balance Sheets                                 F-2
              Consolidated Statements of Operations                       F-3
              Consolidated Statements of Stockholders' Equity             F-4
              Consolidated Statements of Cash Flows                    F-5 to F-6
              Notes to Consolidated Financial Statements               F-7 to F-22

(a) (2)       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related  instructions or are inapplicable and, therefore, have been omitted.

(a) (3)       Exhibits

              Reference is made to the Exhibit Index at sequential page 26 hereof.

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ending
              December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Anaheim, California this 31st day of March, 2003.

NEW HORIZONS WORLDWIDE, INC.

By:
Thomas J. Bresnan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                                    Title

/s/ Thomas J. Bresnan                                          Chief Executive Officer
Thomas J. Bresnan                                              (Principal Executive Officer)

/s/ Robert S. McMillan                                         Vice President, Treasurer and
Robert S. McMillan                                             Chief Financial Officer
                                                               (Principal Financial and
                                                               Accounting Officer)

/s/ Curtis Lee Smith, Jr.                                      Chairman
Curtis Lee Smith, Jr.

/s/ Stuart O. Smith                                            Director
Stuart O. Smith

/s/ David A. Goldfinger                                        Director
David A. Goldfinger

/s/ Richard L. Osborne                                         Director
Richard L. Osborne

/s/ Scott R. Wilson                                            Director
Scott R. Wilson

/s/ William H. Heller                                          Director
William H. Heller

/s/ Martin G. Bean                                             Director
Martin G. Bean

March          2003

                                       EXHIBIT INDEX

Exhibit                 Exhibit
Number                  Description

 3.1    Restated Certificate of Incorporation of the Registrant (9)

 3.2    Amended and restated By-laws of the Registrant (9)

 4.1    Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant (5)

 4.2    Credit Agreement, dated April 25, 2001, between the Registrant and Bank of America,
             N. A., as Agent (9)

 4.3    Amendment No. 1, dated July 20, 2001, to the Credit Agreement between the Registrant and Bank of America, N.A., as Agent (10)

 4.4    Amendment No. 2, dated January 31, 2002, to the Credit Agreement between the Registrant and Bank of America, N.A., as Agent (10)

 4.5    Amendment No. 3, dated August 2, 2002, to the Credit Agreement between the Registrant and Bank of America, N.A., as Agent (12)

 4.6    Waiver and amendment, dated November 12, 2002, to the Credit Agreement between the
             Registrant and Bank of America, N.A., as Agent (13)

 4.7    Credit Agreement, dated February 27, 2003, between the Registrant and
             Wells Fargo Bank, N.A. *

10.1+   Omnibus Equity Plan of the Registrant (2)

10.2+   Amendment No. 1 dated Mardh 15, 2002 to the Omnibus Equity Plan of the Registrant (12)

10.3+   Form of Stock Option Agreement executed by employee recipients of options under
             Omnibus Equity Plan(7)

10.4+   Key Employees Stock Option Plan of the Registrant(1)

10.5+   Amendment No. 1 to the Key Employees Stock Option Plan of the Registrant (5)

10.6+   Stock Option Agreement dated August 6, 1992, between the Registrant and
             Thomas J. Bresnan  (5)

10.7+   Stock Option Agreement dated January 22, 1998, between the Registrant and
             Robert S. McMillan based on performance criteria (4)

10.8+   Outside Directors Stock Option Plan of the Registrant (1)

10.9+   Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant(5)

10.10+  1997 Outside Directors Elective Stock Option Plan of the Registrant (2)

10.11+  Form of Stock Option Agreement executed by recipients of options under 1997 Outside
             Directors Elective Stock Option Plan (2)

10.12+  Stock Option Agreement dated September 19, 1996, between the Registrant and
             David A. Goldfinger (2)

10.13+  Stock Option Agreement dated September 19, 1996, between the Registrant and
             William Heller(2)

10.14+  Stock Option Agreement dated September 19, 1996, between the Registrant and
             Scott R. Wilson (2)

10.15+  Form of Stock Option Agreement executed by non-employee Director recipients of options under Omnibus Equity Plan*

10.16+  Form of Indemnity Agreement with Directors and Officers of the Registrant (5)

10.17+  New Horizons Worldwide 401(k) Profit Sharing Trust and Plan (11)

10.18+  Warrants for the purchase of 43,750 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - December 31, 1997 (3)

10.19+  Relocation agreement dated July 27, 1999, between the Registrant and
             Thomas J. Bresnan (6)

10.20+  Promissory note dated August 31, 1999, between the Registrant and Thomas J. Bresnan (7)

10.21+  Amendment dated January 4, 2000, to relocation agreement between the Registrant and
             Thomas J. Bresnan (7)

10.22+  Amended Promissory Note, dated July 29, 2002, between the Registrant and
             Thomas J. Bresnan (12)

10.23+  Promissory note dated October 14, 1999, between the Registrant and
             Kenneth M. Hagerstrom  (7)

10.24+  Promissory note dated June 1, 2000, between the Registrant and
             Kenneth M. Hagerstrom (9)

10.25+  Severance agreement dated January 4, 2000, between the Registrant and
             Kenneth M. Hagerstrom  (7)

10.26+  Severance agreement dated January 4, 2000, between the Registrant and
             Robert S. McMillan (7)

10.27+  Employment Agreement dated January 7, 2002, between the Registrant and
             Martin G. Bean (11)

10.28+ Lease Agreement dated February 15, 2000, between New Horizons Worldwide, Inc. and
                  Stadium Gateway Associates, LLC, guaranteed by the Registrant (7)

10.29+  Lease Agreement dated April 27, 2000, between New Horizons Worldwide, Inc. and
                  1114 Trizechahn-Swig, guaranteed by the Registrant (8)

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
      Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(9)   Incorporated herein by reference to the appropriate exhibit to the Registrant's
      Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(10)  Incorporated herein by reference to the appropriate exhibit to the Registrant's
      Annual Report on Form 10-K for the year ended December 31, 2001.
(11)  Incorporated herein by reference to the appropriate exhibit to the Registrant's
      Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(12)  Incorporated herein by reference to the appropriate exhibit to the Registrant's
      Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(13)  Incorporated herein by reference to the appropriate exhibit to the Registrant's
      Quarterly Report on Form 10-Q for the period ended September 30, 2002.

      * Filed herewith

      + Compensatory plan or arrangement

CERTIFICATIONS

I, Thomas J. Bresnan certify that:

1.	I have reviewed this annual report on Form 10-K of New Horizons Worldwide, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c). presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEW HORIZONS WORLDWIDE, INC.

By:	/s/Thomas J. Bresnan Thomas J. Bresnan NEW HORIZONS WORLDWIDE, INC. Chief Executive Officer

Date: March 31, 2003

CERTIFICATIONS

I, Robert S. McMillan certify that:

1.	I have reviewed this annual report on Form 10-K of New Horizons Worldwide, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c). presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEW HORIZONS WORLDWIDE, INC.

By:	/s/Robert S. McMillan Robert S. McMillan NEW HORIZONS WORLDWIDE, INC. Chief Financial Officer

Date: March 31, 2003