Form 10-Q
period 2003-03-31
NEW HORIZONS WORLDWIDE INC
filed 2003-05-20
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

           (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 2003

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            Not Applicable           to

Commission File Number                           0-17840

NEW HORIZONS WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2941704

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1900 S. State College Boulevard, Anaheim, CA 92806
(Address of principal executive offices)

           (714)940-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes      X       No

        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at March 31, 2003: 10,572,657

PART I. ITEM 1
FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:

Cash and cash equivalents	$ 3,887	$ 5,085
Restricted cash	3,500	3,500
Accounts receivable, net	18,393	19,627
Inventories	1,347	1,334
Prepaid expenses	9,697	8,886
Refundable income taxes	5,766	5,459
Deferred tax assets	2,210	2,209
Other current assets	989	874

Total current assets	45,789	46,974

Property, plant and equipment, net	16,332	17,278
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,154	1,154
Deferred tax assets, net	23,061	23,061
Other assets	2,617	2,472

Total Assets	$ 107,321	$ 109,307

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$ 3,000	$ 6,504
Accounts payable	4,613	5,072
Deferred revenue	22,188	21,855
Other current liabilities	20,297	18,228

Total current liabilities	50,098	51,659

Long-term debt, excluding current portion	7,189	7,952
Deferred rent	2,072	1,952
Other long-term liabilities	426	374

Total liabilities	59,785	61,937

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized; 10,572,657 shares issued and
outstanding at March 31, 2003 and December 31, 2002	106	106
Additional paid-in capital	48,204	48,204
Retained earnings	524	358
Treasury stock at cost - 185,000 shares at March 31, 2003 and December 31, 2002	(1,298)	(1,298)

Total stockholders' equity	47,536	47,370

Total Liabilities and Stockholders' Equity	$ 107,321	$ 109,307

        See accompanying notes to condensed consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

Three months ended March 31, 2003 and 2002
(Dollars in thousands except per share data)

	Three months ended March 31,
	2003	2002

Revenues:
Franchising
Franchise fees	$ 304	$ 158
Royalties	4,245	4,791
Courseware sales and other	5,030	4,659

Total franchising revenues	9,579	9,608
Company-owned training centers	26,248	24,933

Total revenues	35,827	34,541

Cost of revenues	20,010	19,631
Selling, general and administrative expenses	15,374	14,404

Operating income	443	506
Investment income	42	63
Interest expense	(208)	(446)

Income before taxes	277	123
Provision for income taxes	111	49

Net income	$ 166	$ 74

Weighted average number of common and common
equivalent shares outstanding - Basic	10,387,657	10,223,168

Weighted average number of common and common
equivalent shares outstanding - Diluted	10,387,657	10,531,420

Earnings Per Share - Basic	$ 0.02	$ 0.01

Earnings Per Share - Diluted	$ 0.02	$ 0.01

        See accompanying notes to condensed consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2003 and 2002
(Dollars in thousands)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities
Net income	$166	$74
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation	1,744	1,945
Gain on disposal	(14)	--
Cash provided (used) from the change in:
Accounts receivable	1,233	2,503
Inventories	(13)	(159)
Prepaid expenses and other assets	(1,071)	(1,903)
Income taxes	(306)	(420)
Accounts payable	(459)	(289)
Deferred revenue	333	1,571
Other liabilities	2,104	576
Deferred rent	120	194

Net cash provided by operating activities	3,837	4,092

Cash flows from investing activities
Additions to property, plant and equipment	(821)	(1,113)
Proceeds from sale of property, plant and equipment	36	--

Net cash used in investing activities	(785)	(1,113)

Cash flows from financing activities:
Proceeds from exercise of stock options	--	--
Proceeds from issuance of debt	10,939	--
Principal payments on debt obligations	(15,189)	(5)

Net cash (used in) provided by financing activities	(4,250)	233

Net (decrease) increase in cash and cash equivalents	(1,198)	3,212

Cash and cash equivalents at beginning of period	8,585	6,077

Cash and cash equivalents at end of period	$7,387	$9,289

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$236	$505

Income taxes	$159	$349

Non-cash investing and financing activities:
Income tax benefit from exercise of stock options
and warrants	$--	$82

        See accompanying notes to condensed consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Dollars in Thousands)
(unaudited)

1.	Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer training centers. The Company’s training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. Additionally, the Company supplies externally licensed curriculum and courseware materials to its franchisees. As of March 31, 2003, the Company and its franchisees delivered training in 25 company-owned and 245 franchised locations in 54 countries around the world.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2002.

Certain items have been reclassified to conform to the 2003 presentation.

3.	Stock–Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three-month periods ended March 31, 2003 and 2002 are presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

At March 31, 2003, the Company has two stock-based employee compensation plans. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Dollars in Thousands)
(unaudited)

	Three months ended March 31,
	2003	2002

Net income, as reported	$166	$74
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(878)	(895)

Pro forma net loss	$(712)	$(821)

Pro forma net loss per common share - Basic	$(0.07)	$(0.08)

Pro forma net loss per common share - Diluted	$(0.07)	$(0.08)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model assuming a risk-free interest rate of 2.3%, volatility of 67%, and zero dividend yield for 2003 grants, a risk-free interest rate of 4.2%, volatility of 67%, and zero dividend yield for 2002 grants.

4.	Business Segment Information

The Company’s business units have been aggregated into two reportable segments, company-owned locations and franchising operations. The two segments are managed separately due to differences in the source of revenues and the services offered. The company-owned training centers segment operates wholly owned computer training centers in the United States and earns revenues from the delivery of computer based training classes. The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees. The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Dollars in Thousands)
(unaudited)

                      For the three months ended March 31, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external	$26,248	$9,579	$--	$35,827
customers
Inter-segment revenues	--	2,156	--	2,156
Net income (loss) before	(700)	977	--	277
income taxes
Provision (benefit) for income	(258)	369	--	111
taxes
Interest expense	208	--	--	208
Interest income	21	21	--	42
Net income (loss)	(442)	608	--	166
Total assets	72,899	21,326	13,096	107,321
Capital expenditures	586	235	--	821

                      For the three months ended March 31, 2002:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external	$24,933	$9,608	$--	$34,541
customers
Inter-segment revenues	--	1,483	--	1,483
Net income (loss) before	(1,934)	2,057	--	123
income taxes
Provision (benefit) for income	(720)	769	--	49
taxes
Interest expense	439	7	--	446
Interest income	28	35	--	63
Net income (loss)	(1,214)	1,288	--	74
Total assets	124,251	27,072	11,947	163,270
Capital expenditures	422	691	--	1,113

5.	Earnings Per Share

The Company computes earnings per share based on Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from outstanding stock options. Earnings per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

The computation of Basic EPS is based on the weighted average number of shares outstanding during the period. The computation of Diluted EPS is based upon the weighted average number of shares outstanding, plus shares that would have been outstanding assuming the exercise of all “in-the-money” outstanding options and warrants, computed using the treasury stock method.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Dollars in Thousands)
(unaudited)

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the quarter ended March 31, 2003 totaled 2,289,549.

6.	Debt

On February 27, 2003, the Company consummated a long-term credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of March 31, 2003, the term loan had a total commitment equal to its outstanding balance of $9,889. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity. The revolving loan had a total commitment of $1,500 under which loans are available through maturity and which $300 is outstanding as of March 31, 2003. Any unpaid principal and interest balances associated with the term and revolving loans was due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. Two standby letters of credit were outstanding under the revolving loan as of March 31, 2003 totaling $710.

At March 31, 2003, $490 was available under the Wells Fargo Credit Agreement.

Interest related to the Wells Fargo Credit Agreement is paid monthly, bimonthly, or quarterly and is based on the “Base Rate” or “Eurodollar Base Rate,” whichever is applicable to the loan, plus margins based on Adjusted EBITDA, as defined in the agreement. The Base Rate is a daily fluctuating rate per annum equal to the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Eurodollar Base Rate is the rate per annum for United States dollar deposits equal to the Inter-Bank Market Offered Rate, which approximates the London Inter-Bank Market rate. Commitment fees, not exceeding 0.5%, are paid quarterly for any unused portion of the revolving loan commitment. The effective rates of the term and revolving loans as of March 31, 2003 were 5.125% and 5.75%, respectively.

The Wells Fargo Credit Agreement requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness, acquisitions, and the maintenance of a minimum of $3,500 in cash at the end of each fiscal quarter. As of March 31, the Company was in compliance with all covenants per the agreement.

The Wells Fargo Credit Agreement is secured by the Company's cash and cash equivalents, accounts receivable, intangible assets, and investments, if any.

Upon the closing of the Wells Fargo Credit Agreement, the Company drew $10,639 against the term loan and $300 against the revolving loan. The loan proceeds from the Wells Fargo Credit Agreement plus an additional $3,500 of cash on-hand were utilized to repay all outstanding principal and interest balances on the Company’s former credit facility, with Bank of America, N.A. as agent, dated April 25, 2001, and amended January 31, 2002.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Dollars in Thousands)
(unaudited)

7.	Other Current Liabilities

Other current liabilities consist of:
	March 31,	December 31,
	2003	2002

Accounts payable to franchises	$ 5,094	$ 6,028
Accrued wages and commissions	2,440	3,165
Royalties and fees payable to courseware partners	5,413	3,209
Accrued operating expenses and other	7,350	5,826

	$ 20,297	$ 18,228

8.	Refundable Income Taxes

Refundable income taxes represent excess estimated federal and state income tax payments and income tax refunds due to the Company as a result of applying net operating loss carrybacks related to the net loss incurred during fiscal year 2002. The Company has filed a quick federal income tax return for the 2002 fiscal year and anticipates the collection of $4,300 of the federal income tax refund during the second quarter of 2003. The Company expects the remainder of the estimated refundable income taxes of $1,466 will be received subsequent to the filing of complete federal and state income tax returns in the latter half of 2003.

9.	Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The adoption of SFAS No. 145 did not have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the conceptual framework of the FASB. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Dollars in Thousands)
(unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure requirements for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of APB Opinion 25. SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company adopted the pro forma disclosure requirements of SFAS No. 148 during the year ended December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company.

In February 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. Interpretation No. 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 is not expected to have a material impact on the Company.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a material impact on the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

The following discussion should be read in conjunction with the March 31, 2003 Condensed Consolidated Financial Statements and related notes and the December 31, 2002 annual report.

(Dollars in thousands)

GENERAL

The Company owns and operates computer-training centers in the United States and franchises computer training centers in the United States and abroad.

The Company’s earns revenues from its company-owned training centers and franchising business segments. Company-owned training center revenues are earned from the operation of company-owned training centers. Franchising revenues are earned through initial franchise fees, on-going franchise royalties, the sale of courseware and other revenues from franchised operations.

In addition to company-owned training center and franchising revenues, management also analyzes system-wide revenues, which are defined as revenues from all New Horizons computer training centers, both company-owned and franchised. Management believes system-wide revenues gauge the growth rate of the entire New Horizons training network.

Company-owned training centers revenues are earned through the delivery of computer related training to its customers. Training is delivered primarily through instructor–led classes and through the Company’s proprietary OnLine LIVE and OnLine ANYTIME products. Company-owned training centers cost of revenues consists primarily of instructor costs, rent, utilities, classroom equipment, courseware costs, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are personnel costs associated with technical and facilities support, scheduling, training, accounting and finance, and sales.

Franchising revenues are earned from initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, franchise royalties and advertising fees based on a percentage of each franchise’s gross training revenues, and the sale of courseware. Revenues earned from the Company’s Enterprise Learning Services (ELS) initiative, a program designed to facilitate the delivery of information technology (IT) training to large corporate customers at company-owned and franchised training centers, are also included within franchising revenues. Cost of revenues consists primarily of costs associated with courseware procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, ELS support, advertising expenses, and franchise sales expenses.

CRITICAL ACCOUNTING POLICIES

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator.

The last valuation of goodwill was performed as of December 31, 2002. The fair value of reporting segments was determined through the use of a third party valuation consultant. No impairment indicators were noted in the first quarter of 2003.

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

At March 31, 2003, the Company’s accounts receivable balance was $18.4 million, which is net of allowance for doubtful accounts of $1.4 million.

Revenue Recognition
The Company earns revenue through its franchising operations and from the delivery of instructor-led and eLearning training courses by its company-owned training centers.

Franchising Operations
Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for eLearning courses, and administration fees for courses delivered pursuant to the Company’s ELS initiative, a program to service large corporate customers.

Initial franchise fees are charged to unit and master franchisees. Unit franchises receive the exclusive right to own and operate franchises within a certain territory. Master franchises receive a territory in which the master franchisee is required to operate at least one unit franchise and is able to award unit sub-franchises. Initial fees under unit and master franchise agreements are not refundable under any circumstance. Initial franchise fees for unit franchises are recognized upon the completion of the franchisee’s two-week initial franchise training, after which the Company’s obligations to the franchisee are perfunctory. Initial fees for master franchises are based upon the expected number of sub-franchises to be sold in the licensed territory and are recognized ratably as unit sub-franchises are sold.

Unit franchisees and master franchisees are obliged to remit certain percentages of their gross revenue to the Company for continuing royalties, advertising fees, and marketing and distribution fees. These fees are recognized as the underlying unit and master franchisee recognize revenue.

The Company sells licensed courseware materials and curriculum to the franchisees. Courseware sales are recognized upon shipment. The Company utilizes a third party for the production of courseware items and fulfillment of orders placed by the franchisees. The franchisees may order courseware products through the Company or directly through the fulfillment house. In cases where the Company acts as a principal in the transaction, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns, revenue is recognized on a gross basis. In cases where the Company acts as an agent or broker and is compensated on a commission or fee basis, revenue is recognized on a net basis.

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

The Company’s ELS facilitates training for large organizations that have locations and training needs throughout the world. The Company recognizes revenue, derived as a percentage of the training business, as the training is delivered.

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

Training vouchers allow the customer to send one attendee per voucher to an instructor-led class over a finite period of time for a fixed price. Revenue associated with training vouchers is recognized over the period of time the voucher is valid using rates that represent the historical utilization of the training vouchers.

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

Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these periods than if the straight-line method were applied. Factors that may affect student attendance patterns include the demand for information technology professionals and the value consciousness of corporate customers, who may opt for longer term club memberships.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred. Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company's eLearning products. Deferred costs are recorded to earnings at the same rate that the associated product revenues are recorded to earnings.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes for federal and state purposes. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is established or this allowance is increased in a period, an expense must be included within the tax provision in the consolidated statements of operations. Based upon projected financial results, the Company has determined that no valuation allowance is necessary.

Off-balance Sheet Financings

The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities or variable interest entities.

RESULTS OF OPERATIONS

Revenues

Revenues totaled $35,827 for the three months ended March 31, 2003, an increase of $1,286, or 4%, from $34,541 for the three months ended March 31, 2002. The revenue growth is the result of the net effect of a revenue increase at company-owned training centers of $1,315 and a decrease in franchising revenue of $29.

Company-Owned Training Centers
Company-owned training centers earned revenue of $26,248 during the first quarter of 2003, an increase of $1,315, or 5%, from $24,933 during the first quarter of 2002. The increase in company-owned training center revenue is due to increased business-to-consumer and eLearning product sales, partially offset by weak demand in the business-to-business market. Increases in consumer sales are attributable to the success of the Company’s Consumer Segment initiative, which has focused on the creation of courses of study specifically designed to enable consumers to learn skills necessary to become employable as IT professionals, as well as the development and implementation of marketing strategies targeting consumers. Company-owned locations also experienced strong sales of its eLearning products during the quarter ended March 31, 2003. Revenues associated with the Company’s eLearning products, including OnLine LIVE and OnLine ANYTIME, increased $1,135, or 180%, from the first quarter of 2002, due to further market penetration. These increases were partially offset by reduced demand for training in the business-to-business market resulting from the continued weakness in the domestic economy. The continued weakness in the domestic economy has manifested in reduced IT capital expenditures and reduced commercial spending on IT training for employees, and fewer available IT positions for which personnel require specialized training.

Franchising
Franchising revenues totaled $9,579 during the first quarter of 2003, a decrease of $29 from $9,608 during the same period in 2002. The decrease in franchising revenues resulted from increases in initial franchise fees and eLearning products, net against decreases in franchise royalties and courseware sales. Initial franchise fees increased $146, primarily due to the renegotiation of a master franchise contract, resulting in a reduction in the development schedule of the master franchise’s licensed territory. Revenues associated with the sale of the Company’s eLearning products to franchises, including OnLine LIVE and OnLine ANYTIME, increased $935, or 433%. Increases in eLearning product revenues are the result of continued market penetration. Franchise royalties and sales of courseware decreased $546 and $553, respectively. Both decreases are the result of decreased system-wide revenues and lesser demand for IT training domestically.

Cost of Revenues

Cost of revenues increased $379 or 2% for the first quarter of 2003 compared to the same period in 2002. As a percentage of revenues, cost of revenues decreased to 56% in the first quarter of 2003 from 57% in the first quarter of 2002. The increase in the cost of revenues in absolute dollars was a result of increased revenues, as discussed above. The decrease in cost of revenues as a percentage of revenues is due to a change in sales mix, as courseware sales, as a percentage of revenues, decreased 2.0%. Gross margin on courseware sales is typically less than gross margins earned on the Company’s other revenue sources.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $970 or 7% for the first quarter of 2003 as compared to the first quarter of 2002. As a percentage of revenues, selling, general and administrative expenses increased to 43% for the first quarter of 2003 from 42% for the same period in 2002. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenue was due to expenses incurred in the ELS initiative and an increase in the reserve for bad debts as compared to the same period in 2002. The increases in these costs were partially offset by decreases in advertising expenses and cost reduction initiatives executed in the fourth quarter of 2002 which reduced employee headcount.

Interest Expense

Interest expense totaled $208 for the first quarter of 2003, a decrease of $238 from $446 recorded in the first quarter of 2002. The decrease is due to lesser amounts of outstanding debt in 2003 as compared to 2002 and decreased effective interest rates on the Company’s floating rate debt facilities.

Liquidity and Capital Resources

As of March 31, 2003, the Company’s working capital was negative $4,309 and its cash and cash equivalents, including restricted cash, totaled $7,387. Working capital as of March 31, 2003 reflected an increase of $376 from negative $4,685 as of December 31, 2002.

On February 27, 2003, the Company consummated a long-term credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of March 31, 2003, the term loan had a total commitment equal to its outstanding balance of $9,889. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity. The revolving loan had a total commitment of $1,500 under which loans are available through maturity and which $300 was outstanding as of March 31, 2003. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. Two standby letters of credit were outstanding under the revolving loan as of March 31, 2003 totaling $710.

At March 31, 2003, $490 was available under the Wells Fargo Credit Agreement.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first three months of 2003 the Company made capital expenditures of approximately $821. Capital expenditures for 2003 are expected to total approximately $5,000.

Management believes that its current working capital position and cash flows from operations, along with its credit facility, will be adequate to support its current and anticipated capital and operating expenditures and its strategies to grow its computer-based training business for the foreseeable future.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of March 31, 2003, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from March 31, 2003 rates, and assuming no changes in bank debt from the March 31, 2003 levels, the additional annual expense would be approximately $110 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

ITEM 4.  CONTROLS AND PROCEDURES

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

As previously disclosed, in connection with their audit of the Company's financial statements as of and for the year ended December 31, 2002. Deloitte & Touche LLP (D&T) advised the Company that it had identified certain deficiencies in the Company's internal control procedures that D&T considered to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. D&T advised the Audit Committee on March 6, 2003, that it identified certain deficiencies in the Company's ability to timely and accurately produce data that supports its revenue recognition rates for certain of its learning programs. These matters were discussed by D&T with the Audit Committee of the Board of Directors of the Company.

To address the weakness, the Company has devoted additional resources and made certain additional procedural changes. The Company has developed and implemented a plan whereby student attendance analyses will be completed on a quarterly basis, beginning with the second quarter of 2003. Appropriate revisions to the revenue recognition rates will be made on a timely basis. Additionally, the Company is allocating additional resources to the student attendance analyses, including one full-time Staff Accountant, one full-time temporary employee, and an Accounting Manager, who will devote roughly 90% of her time to the analyses. The student attendance analyses are being conducted under the direction of the Director of Finance. In addition, at the Audit Committee's request, the Chief Financial Officer and the Director of Finance are working with the Chief Information Officer to develop the appropriate Information Technology tools to determine the revenue recognition on a specific identification bases, as much as the products will allow.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

c)      Recent Sale of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
The Company filed or furnised Current Reports on Form 8-K on January 15, 2003, February 19, 2003 and February 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC
(Registrant)

Date: May 20, 2003	By:	/s/ Robert S. McMillan
Robert S. McMillan
NEW HORIZONS WORLDWIDE, INC
Chief Financial Officer

CERTIFICATIONS

I, Thomas J. Bresnan certify that:

1.	I have reviewed this annual report on Form 10-Q of New Horizons Worldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

NEW HORIZONS WORLDWIDE, INC.

/s/Thomas J. Bresnan

Date: May 20, 2003

CERTIFICATIONS

I, Robert S. McMillan certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Horizons Worldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

/s/Robert S. McMillan

Date: May 20, 2003