Form 10-Q
period 2003-06-30
NEW HORIZONS WORLDWIDE INC
filed 2003-08-14
CIK 850414

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 2003

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

(714) 940-8000

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

Number of shares of common stock outstanding at June 30, 2003: 10,387,657

PART I:  FINANCIAL INFORMATION

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,933	$5,085
Restricted cash	3,500	3,500
Accounts receivable, net	19,076	19,627
Inventories	1,312	1,334
Prepaid expenses	9,445	8,886
Refundable income taxes	1,294	5,459
Deferred tax assets	2,209	2,209
Other current assets	974	874

Total current assets	46,743	46,974
Property, plant and equipment, net	16,075	17,278
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,154	1,154
Deferred tax assets, net	23,061	23,061
Other assets	2,682	2,472

Total Assets	$108,083	$109,307

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$3,000	$6,504
Accounts payable	6,130	5,072
Deferred revenue	23,693	21,855
Other current liabilities	18,586	18,228

Total current liabilities	51,409	51,659
Long-term debt, excluding current portion	6,139	7,952
Deferred rent	2,228	1,952
Other long-term liabilities	387	374

Total liabilities	60,163	61,937
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized;
10,572,657 shares issued; 10,387,657 shares outstanding at
June 30, 2003 and December 31, 2002, respectively	106	106
Additional paid-in capital	48,204	48,204
Retained earnings	908	358
Treasury stock at cost - 185,000 shares at June 30, 2003
and December 31, 2002	(1,298)	(1,298)

Total stockholders' equity	47,920	47,370

Total Liabilities & Stockholders' Equity	$108,083	$109,307

See accompanying notes to consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and six months ended June 30, 2003 and 2002
(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Franchising
Franchise fees	$412	$278	$715	$436
Royalties	4,527	4,987	8,773	9,778
Courseware sales and other	4,980	5,541	10,010	10,200

Total franchising revenues	9,919	10,806	19,498	20,414

Company-owned training centers	26,039	25,419	52,288	50,352

Total revenues	35,958	36,225	71,786	70,766

Cost of revenues	19,647	20,566	39,657	40,197
Selling, general and administrative expenses	15,564	14,585	30,937	28,989

Operating income	747	1,074	1,192	1,580
Interest expense	136	494	344	940
Interest income	27	41	68	104

Income before income taxes	638	621	916	744
Provision for income taxes	256	249	366	298

Income before cumulative effect of change
in accounting principle	382	372	550	446
Cumulative effect of change in accounting principle,
net of tax of $9,200	--	--	--	(17,800)

Net income (loss)	$382	$372	$550	$(17,354)

Weighted average number of common and common
equivalent shares outstanding - Basic	10,387,657	10,270,426	10,387,657	10,246,928
Weighted average number of common and common
equivalent shares outstanding - Diluted	10,387,992	10,450,745	10,387,829	10,461,933

Basic earnings per share
Income per share before cumulative effect of
change in accounting principle	$0.04	$0.04	$0.05	$0.04

Cumulative per share effect of change in
accounting principle, net of tax	$--	$--	$--	$(1.73)

Net income (loss) per share	$0.04	$0.04	$0.05	$(1.69)

Diluted earnings per share
Income per share before cumulative effect of
change in accounting principle	$0.04	$0.04	$0.05	$0.04

Cumulative per share effect of change in
accounting principle, net of tax	$--	$--	$--	$(1.70)

Net income (loss) per share	$0.04	$0.04	$0.05	$(1.66)

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2003 and 2002
(Dollars in thousands)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities
Net income (loss)	$550	$(17,354)

Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Cumulative effect of change in accounting principle	--	27,000
Tax benefit of change in accounting principle	--	(9,200)
Depreciation and amortization	3,468	3,778
Gain on sale of property, plant and equipment	(8)	--
Cash provided (used) from the change in:
Accounts receivable	550	617
Inventories	22	83
Prepaid expenses and other assets	(869)	(2,456)
Refundable income taxes	4,165	(639)
Accounts payable	1,057	(436)
Deferred revenue	1,838	4,399
Other liabilities	354	1,305
Deferred rent	277	192

Net cash provided by operating activities	11,404	7,289

Cash flows from investing activities
Cash paid for acquisitions made in prior periods	--	(442)
Additions to property, plant and equipment	(2,292)	(1,606)
Proceeds from sale of property, plant and equipment	36	--

Net cash used in investing activities	(2,256)	(2,048)

Cash flows from financing activities
Proceeds from exercise of stock options	--	694
Proceeds from issuance of debt	10,939	--
Principal payments on debt obligations	(16,239)	(257)

Net cash (used in) provided by financing activities	(5,300)	437

Net increase in cash and cash equivalents	3,848	5,678
Cash and cash equivalents at beginning of period	8,585	6,077

Cash and cash equivalents at end of period	$12,433	$11,755

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$284	$917

Income taxes	$581	$588

Non-cash investing and financing activities:
Income tax benefit from exercise of stock options	$--	$198

See accompanying notes to consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

1.	Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers. The Company’s training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from domestic and international public and private corporations, service organizations and government agencies worldwide. Additionally, the Company supplies externally licensed curriculum and courseware materials to its franchisees. As of June 30, 2003, the Company and its franchisees delivered training in 25 company-owned and 232 franchised locations in 53 countries around the world.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2002.

Certain items have been reclassified to conform to the 2003 presentation.

3.	Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires the disclosure of option status on a more prominent and frequent basis. Such disclosure for the three and six month periods ended June 30, 2003 and 2002 are presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the fair value of the underlying stock on date of grant.

At June 30, 2003, the Company has two stock-based employee compensation plans. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

If the Company accounted for stock options and warrants issued to employees based on the fair value method, results of operations for the three and six month periods ending June 30, 2003 and 2002 would have been affected as follows:

	Three months ended June 30,
	2003	2002

Income before cumulative effect of change in accounting
principle	$382	$372
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(344)	(300)

Pro forma net income	$38	$72

Pro forma net loss per common share - Basic	$0.00	$0.01

Pro forma net loss per common share - Diluted	$0.00	$0.01

	Six months ended June 30,
	2003	2002

Income before cumulative effect of change in accounting
principle, as reported	$550	$446
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(871)	(837)

Pro forma net loss before cumulative effect of change in
accounting principle	(321)	(391)
Cumulative effect of change in accounting principle, net of
tax effect	--	(17,800)

Pro forma net loss	$(321)	$(18,191)

Basic Earnings Per Share
Pro forma net loss per share before cumulative effect of
change in accounting principle	$(0.03)	$(0.04)

Cumulative effect of change in accounting principle	$(0.00)	$(1.73)

Pro forma net loss per common share	$(0.03)	$(1.77)

Diluted Earnings Per Share
Pro forma net loss per share before cumulative effect of
change in accounting principle	$(0.03)	$(0.04)

Cumulative effect of change in accounting principle	$(0.00)	$(1.70)

Pro forma net loss per common share	$(0.03)	$(1.74)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 2.3%, volatility of 67%, and zero dividend yield for 2003 grants, a risk-free interest rate of 4.2%, volatility of 67%, and zero dividend yield for 2002 grants.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

4.	Business Segment Information

The Company’s business units have been aggregated into two reportable segments, company-owned locations and franchising. The two segments are managed separately due to differences in their sources of revenues and services offered. The company-owned training centers segment operates wholly owned computer training centers in the United States and earns revenues from the delivery of computer based training classes. The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees. The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended June 30, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$26,039	$9,919	$--	$35,958
Inter-segment revenues	--	2,169	--	2,169
Depreciation and amortization	960	763	--	1,723
Net income (loss) before income taxes	(182)	820	--	638
Provision (benefit) for income taxes	(67)	323	--	256
Interest expense	136	--	--	136
Interest income	14	13	--	27
Net income (loss)	(116)	498	--	382
Total assets	72,572	16,878	18,633	108,083
Capital expenditures	1,001	470	--	1,471

For the three months ended June 30, 2002:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$25,419	$10,806	$--	$36,225
Inter-segment revenues	--	1,733	--	1,733
Depreciation and amortization	1,179	656	--	1,835
Net income (loss) before income taxes	(1,781)	2,402	--	621
Provision (benefit) for income taxes	(698)	947	--	249
Interest expense	494	--	--	494
Interest income	26	15	--	41
Net income (loss)	(1,229)	1,601	--	372
Total assets	105,747	28,429	13,199	147,375
Capital expenditures	291	202	--	493

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

For the six months ended June 30, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$52,288	$19,498	$--	$71,786
Inter-segment revenues	--	4,325	--	4,325
Depreciation and amortization	1,963	1,505	--	3,468
Net income (loss) before income taxes	(884)	1,800	--	916
Provision (benefit) for income taxes	(328)	694	--	366
Interest expense	344	--	--	344
Interest income	35	33	--	68
Net income (loss)	(557)	1,107	--	550
Total assets	72,572	16,878	18,633	108,083
Capital expenditures	1,587	705	--	2,292

For the six months ended June 30, 2002:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$50,352	$20,414	$--	$70,766
Inter-segment revenues	--	3,217	--	3,217
Depreciation and amortization	2,472	1,306	--	3,778
Net income (loss) before income taxes	(3,861)	4,605	--	744
Provision (benefit) for income taxes	(1,417)	1,715	--	298
Interest expense	933	7	--	940
Interest income	54	50	--	104
Cumulative effect of change in
accounting principle	(17,800)	--	--	(17,800)
Net income (loss)	(20,243)	2,889	--	(17,354)
Total assets	105,747	28,429	13,199	147,375
Capital expenditures	713	893	--	1,606

5.	Earnings Per Share

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

The computation of Basic EPS is based on the weighted average number of shares outstanding during the period. The computation of Diluted EPS is based upon the weighted average number of shares outstanding, plus shares that would have been outstanding assuming the exercise of all “in-the-money” outstanding options and warrants, computed using the treasury stock method.

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2003 totaled 2,236,114 and 2,236,277, respectively. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2002 totaled 1,783,682 and 1,746,348, respectively.

6.	Debt

On February 27, 2003, the Company consummated a long-term credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of June 30, 2003, the term loan has a total commitment equal to its outstanding balance of $9,139. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity. The revolving loan has a total commitment of $1,500 under which loans are available through maturity and which $0 was outstanding as of June 30, 2003. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit is outstanding under the revolving loan as of June 30, 2003 for $650.

At June 30, 2003, $850 was available under the Wells Fargo Credit Agreement.

Interest related to the Wells Fargo Credit Agreement is paid monthly, bimonthly, or quarterly and is based on the “Base Rate” or “Eurodollar Base Rate,” whichever is applicable to the loan, plus margins based on Adjusted EBITDA, as defined in the agreement. The Base Rate is a daily fluctuating rate per annum equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%. The Eurodollar Base Rate is the rate per annum for United States dollar deposits equal to the Inter-Bank Market Offered Rate, which approximates the London Inter-Bank Market rate plus 3.75%. Commitment fees, not exceeding 0.5%, are paid quarterly for any unused portion of the revolving loan commitment. The effective rate of the term loan as of June 30, 2003 was 5.10%.

The Wells Fargo Credit Agreement requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness, acquisitions, and the maintenance of a minimum of $3,500 in cash at the end of each fiscal quarter. As of June 30, 2003 the Company was in compliance with all covenants per the agreement.

The Wells Fargo Credit Agreement is secured by the Company’s cash and cash equivalents, accounts receivable, intangible assets, and investments, if any.

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

7.	Other Current Liabilities

Other current liabilities consist of:
	June 30,	December 31,
	2003	2002

Accounts payable to franchises	$4,139	$6,028
Accrued wages and commissions	5,046	3,165
Royalties and fees payable to courseware partners	3,969	3,209
Accrued operating expenses and other	5,432	5,826

	$18,586	$18,228

8.	Refundable Income Taxes

Refundable income taxes represent excess estimated federal and state income tax payments and income tax refunds due to the Company as a result of applying net operating loss carrybacks related to the net loss incurred during fiscal year 2002. The Company expects the estimated refundable income taxes of $1,294 will be received subsequent to the filing of federal and state income tax returns in the latter half of 2003.

9.	Cumulative Effect of Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 1, 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives are no longer being amortized but are being tested for impairment annually or in the event of an impairment indicator. The Company adopted SFAS No. 142 as of January 1, 2002 and accordingly has ceased amortizing goodwill.

The Company, in accordance with SFAS No. 142, tested its goodwill for impairment, applying a fair-value-based test as of January 1, 2002. The fair value of the reporting units, consisting of the franchising unit and the Company-owned center unit, was determined by an independent third-party appraiser using an average of: (1) the imputed market price for each reporting unit determined using an appropriate EBITDA multiple based upon the average closing price for the Company’s stock for the two days prior and two days after January 1, 2002, and (2) the expected present value of future cash flows for each of the reporting units using a period of five years and a discount rate of 14.3%. The current economic conditions, which have resulted in lower training revenues, adversely affected the market value for the Company’s stock and the expected future cash flows for the company-owned training centers and resulted in an impairment of the Company’s recorded goodwill. The impact of the charge on the Company’s consolidated statement of operations was $17.8 million, net of a tax benefit totaling $9.2 million. The net impairment loss has been reflected as a cumulative change in accounting principle during the six months ended June 30, 2002.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

10.	Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the conceptual framework of the FASB. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure requirements for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of APB Opinion 25. SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company adopted the pro forma disclosure requirements of SFAS No. 148 during the year ended December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

In February 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. Interpretation No. 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 is not expected to have a material impact on the Company.

In November 2002, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-211 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a material impact on the Company.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the June 30, 2003 Consolidated Financial Statements and related notes and the December 31, 2002 Annual Report.

(Dollars in thousands)

GENERAL

The Company owns and operates computer-training centers in the United States and franchises computer training centers in the United States and abroad.

The Company earns revenues through its company-owned training centers and franchising business segments. Company-owned training center revenues are earned from the delivery of computer training at company-owned training centers and the sale of eLearning products. Franchising revenues are earned through initial franchise fees, on-going franchise royalties, the sale of courseware and other revenues from franchised operations.

In addition to company-owned training center and franchising revenues, management also analyzes system-wide revenues, which are defined as revenues from all New Horizons computer training centers, both company-owned and franchised. Management believes system-wide revenues gauge the growth rate of the entire New Horizons training network.

Company-owned training centers revenues are earned through the delivery of computer related training to its customers. Training is delivered primarily through instructor-led classes and through the Company’s proprietary OnLine LIVE and OnLine ANYTIME products. Company-owned training centers’ cost of revenues consist primarily of instructor costs, rent, utilities, classroom equipment, courseware costs, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are personnel costs associated with technical and facilities support, scheduling, training, accounting and finance, and sales.

Franchising revenues are earned from initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, franchise royalties and advertising fees based on a percentage of each franchise’s gross training revenues, and the sale of courseware and eLearning products. Revenues earned from the Company’s Enterprise Learning Services (ELS) initiative, a program designed to facilitate the delivery of information technology (IT) training to large corporate customers at company-owned and franchised training centers, are also included within franchising revenues. Cost of revenues consists primarily of costs associated with courseware procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, ELS support, advertising expenses, and franchise sales expenses.

CRITICAL ACCOUNTING POLICIES

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator.

The last valuation of goodwill was performed as of December 31, 2002. The fair value of reporting segments was determined through the use of a third party valuation consultant. No impairment indicators were noted in the first and second quarters of 2003.

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

At June 30, 2003, the Company’s accounts receivable balance was $19,076, which is net of allowance for doubtful accounts of $889.

Revenue Recognition
The Company earns revenue from the delivery of instructor-led and eLearning training courses by its company-owned training centers and through its franchising operations. .

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

Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied. Factors that may affect student attendance patterns include the demand for information technology professionals and the value consciousness of corporate customers, who may opt for longer-term club memberships.

Franchising Operations
Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for eLearning courses, and administration fees for courses delivered pursuant to the Company’s ELS initiative, a program to service large corporate customers. Additionally, Franchising revenues are earned from providing hosting and support services to franchisees for the Central Management System (CMS), the Company’s proprietary sales and enrollment software.

Initial franchise fees are charged to unit and master franchisees. Unit franchises receive a limited exclusive right to own and operate franchises within a certain territory. Master franchises receive a territory in which the master franchisee is required to operate at least one unit franchise and is able to award unit sub-franchises. Initial fees under unit and master franchise agreements are not refundable under any circumstance. Initial franchise fees for unit franchises are recognized upon the completion of the franchisee’s two-week initial franchise training, after which the Company’s obligations to the franchisee are perfunctory. Initial fees for master franchises are based upon the expected number of sub-franchises to be sold in the licensed territory and are recognized ratably as unit sub-franchises are sold or franchises are opened by the master franchise.

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

Per-student fees are charged to the franchisees for eLearning courses delivered to their customers through the Online LIVE and Online ANYTIME formats. Online LIVE courses are synchronous, interactive virtual classrooms that feature instructor-facilitated classes delivered over the Internet. Fees related to the sale of Online LIVE courses are recognized upon the delivery of the course. Online ANYTIME courses are asynchronous, self-paced training courses which are similar in content to classroom instruction. Online ANYTIME courses are delivered over the Internet over a period of one year. Fees related to the sale of Online ANYTIME courses are recognized on a straight-line basis over one year.

The Company’s ELS facilitates training for large organizations that have locations and training needs throughout the world. The Company recognizes revenue, derived as a percentage of the training business, as the training is delivered.

CMS revenues are comprised of hosting and support fees charged to the franchise network on a monthly basis. CMS revenues are recognized on a straight-line basis as hosting and support services are performed.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred. Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company’s eLearning products. Deferred costs are recorded to earnings at the same rate that the associated product revenues are recorded to earnings.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

Revenues

Revenues totaled $35,958 for the three months ended June 30, 2003, a decrease of $267, or 1%, from $36,225 during the same period in 2002. The decrease in revenue is the result of the net effect of a revenue increase at company-owned training centers of $620 and a decrease in franchising revenue of $887.

Company-Owned Training Centers
Company-owned training centers earned revenue of $26,039 in the second quarter of 2003, an increase of $620, or 2%, from $25,419 in the second quarter of 2002. The increase in company-owned training center revenue is due to increased business-to-consumer and eLearning product sales, partially offset by weak demand in the business-to-business market. Increases in consumer sales are attributable to the success of the Company’s Consumer Segment initiative, which has focused on the creation of courses of study specifically designed to enable consumers to learn skills necessary to become employable as IT professionals, as well as the development and implementation of marketing strategies targeting consumers. Consumer sales comprised approximately 31% of company-owned training centers revenue in the three months ended June 30, 2003, an increase of 15% from the same period in 2002. Company-owned training centers also experienced increased sales of its eLearning products. Revenues associated with the Company’s eLearning products, including OnLine LIVE and OnLine ANYTIME, increased $709 during the three months ended June 30, 2003, as compared to the same period in 2002, due to further market penetration. These increases were partially offset by reduced demand for training in the business-to-business market resulting from the continued weakness in the domestic economy. The continued weakness in the domestic economy has manifested in reduced IT capital expenditures and reduced commercial spending on IT training for employees, and fewer available IT positions for which personnel require specialized training.

Franchising
Franchising revenues totaled $9,919 during the three months ended June 30, 2003, a decrease of $887 as compared to the same period in 2002. The decrease in franchising revenues resulted from increases in initial franchise fees and eLearning products, net against decreases in franchise royalties and courseware sales. Initial franchise fees increased $134, primarily due to the sale of a master franchise in Taiwan. Revenues associated with the sale of the Company’s eLearning products to franchisees, including OnLine LIVE and OnLine ANYTIME, increased $525, or 82%. Increases in eLearning product revenues are due to continued market penetration. Franchise royalties and sales of courseware unaffiliated with eLearning products decreased a combined $1,324, resulting from decreased system-wide revenues and lesser demand for IT training domestically.

System-wide
System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. System-wide revenues totaled $102,030 during the second quarter of 2003, a decrease of 10%, or $11,421, from $113,451 during the second quarter of 2002. The decrease in system-wide revenues resulted primarily from revenue decreases at North American franchises and franchise closures. North American franchises have not yet replicated revenue increases in the business to consumer market in similar proportion to company-owned training centers, and, therefore have not mitigated revenue decreases associated with the weakness in the domestic economy and the IT industry in particular. As a result, North American franchises suffered revenue decreases in excess of 18%. Twenty fewer franchise locations were in operation as of June 30, 2003, as compared to June 30, 2002. Many of the franchise locations which closed since June 30, 2002 were satellite or delivery only locations that supported larger centers in the same franchise area.

System-wide same center sales for the second quarter of 2003 totaled $100,431, a decrease of $7,352, or 7%, from $107,783 in the second quarter of 2002. The decrease is the result of decreased revenues in North American franchise locations, net against moderate same center revenue increases at international franchises of 6% and company-owned training centers of 2%.

Cost of Revenues

Cost of revenues totaled $19,647 during the second quarter of 2003, a decrease of $919, or 4%, from $20,566 in the same period of 2002. As a percentage of revenues, cost of revenues decreased to 55% in 2003, down from 57% in 2002. The decrease in cost of revenues is due to a change in sales mix, cost savings associated with increased instructor utilization, and decreases in facility and overhead costs associated with the sublease of excess facilities. Courseware sales unaffiliated with eLearning products, as a percentage of sales, decreased over 2% in the three months ending June 30, 2003, as compared to the same period in 2002. Gross margin on courseware sales unaffiliated with eLearning products is typically less than gross margins earned on the Company’s other revenue sources.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $15,564 during the three months ended June 30, 2003, an increase of $979, or 7%, from $14,585 during the three months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses increased to 43% in 2003, as compared to 40% in 2002. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenue is due to expenses incurred in the ELS initiative and various legal expenses. The increases in these costs were partially offset by decreases in advertising expenses and cost reduction initiatives executed in the fourth quarter of 2002 which reduced employee headcount.

Interest Expense

Interest expense totaled $136 for the second quarter of 2003, a decrease of $358 from $494 recorded in the second quarter of 2002. The decrease is due to lesser amounts of outstanding debt in 2003 as compared to 2002 and decreased effective interest rates on the Company’s floating rate debt facilities.

SIX MONTHS ENDED JUNE 30, 2003

Revenues

Revenues totaled $71,786 for the six months ended June 30, 2003, an increase of $1,020, or 1% for the same period in 2002. The revenue growth during the six months ended June 30, 2003 is the result of the net effect of a revenue increase at company-owned training centers of $1,936 and a decrease in franchising revenue of $916.

Company-Owned Training Centers
Company-owned training centers earned revenue of $52,288 during the six months ended June 30, 2003, an increase of $1,936, or 4%, as compared to the same period in 2002. The increase in company-owned training center revenue is due to increased business-to-consumer and eLearning product sales, partially offset by weak demand in the business-to-business market. Consumer sales increased to over 30% of revenues during the six months ended June 30, 2003, an increase from 15% during the same period last year. Company-owned locations also experienced increased sales of its eLearning products during the six months ended June 30, 2003. Revenues associated with the Company’s eLearning products, including OnLine LIVE and OnLine ANYTIME, increased $1,844 during the six months ended June 30, 2003, as compared to the same period in 2002, due to further market penetration. These increases were partially offset by reduced demand for training in the business-to-business market resulting from the continued weakness in the domestic economy.

Franchising
Franchising revenues totaled $19,498 during the six-month period ended June 30, 2003, a decrease of $916 as compared to the same period in 2002. The decrease in franchising revenues resulted from increases in initial franchise fees and eLearning products, net against decreases in franchise royalties and courseware sales. Initial franchise fees increased $279 during the six-month period ended June 30, 2003, primarily due to the sale of a master franchise in Taiwan in the second quarter, as well as a renegotiation of a master franchise contract in Germany in the first quarter, resulting in a reduction in the development schedule of the master franchise’s licensed territory. Revenues associated with the sale of the Company’s eLearning products to franchises, including OnLine LIVE and OnLine ANYTIME, increased $1,460 during the six-month period ending June 30, 2003. Increases in eLearning product revenues are the result of continued market penetration. Those revenue increases were offset by decreases in franchise royalties and sales of courseware unaffiliated with eLearning products, which decreased a combined $2,422. The decrease in royalties and courseware unaffiliated with eLearning products is the result of decreased system-wide revenues and lesser demand for IT training domestically.

System-wide
System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. System-wide revenues totaled $203,068 during the six months ended June 30, 2003, a decrease of 9%, or $20,161, from $223,229 during the same period in 2002. The decrease in system-wide revenues resulted primarily from revenue decreases at North American franchises and franchise closures. As a result, North American franchises suffered revenue decreases in excess of 17%. Twenty fewer franchises were in operation as of June 30, 2003, as compared to June 30, 2002. Many of the franchise locations which closed since June 30, 2002 were satellite or delivery only locations that supported larger centers in the same franchise area.

System-wide same center sales for the six months ended June 30, 2003 totaled $200,129, a decrease of $12,458, or 6%, from $212,587 during the same period in 2002. The decrease is the result of decreased revenues in North American franchise locations, net against moderate same center revenue increases at international franchises of 6% and company-owned training centers of 4%.

Cost of Revenues

Cost of revenues decreased $540, or 1%, during the six months ended June 30, 2003, as compared to the same period in 2002. As a percentage of revenues, cost of revenues decreased to 55% in 2003, down from 57% in 2002. The decrease in cost of revenues is due to a change in sales mix and the cost savings associated with a reduction of instructor headcount in 2003. Courseware sales unaffiliated with eLearning products, as a percentage of revenues, decreased over 2% in the six months ended June 30, 2003, as compared to the same period in 2002. Gross margin on courseware sales unaffiliated with eLearning products is typically less than gross margins earned on the Company’s other revenue sources. Cost savings associated with decreases in instructor wages exceeded $750 for the six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,948, or 7%, for the six month period ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses increased to 43% in 2003, as compared to 41% in 2002, respectively. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenue is due to increased expenses incurred in the ELS initiative, an increase in the reserve for bad debts, and various legal fees as compared to the same period in 2002. The increases in these costs were partially offset by decreases in advertising expenses and cost reduction initiatives executed in the fourth quarter of 2002 which reduced employee headcount.

Interest Expense

Interest expense totaled $344 for the six months ended June 30, 2003, a decrease of $596 from $940 recorded in the same period of 2002. The decrease is due to lesser amounts of outstanding debt in 2003 as compared to 2002 and decreased effective interest rates on the Company’s floating rate debt facilities.

Cumulative Change in Accounting Principle

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 1, 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives are no longer being amortized but are being tested for impairment annually or in the event of an impairment indicator. The Company adopted SFAS No. 142 as of January 1, 2002 and accordingly has ceased amortizing goodwill.

The Company, in accordance with SFAS No. 142, tested its goodwill for impairment, applying a fair-value-based test as of January 1, 2002. The fair value of the reporting units, consisting of the franchising unit and the Company-owned center unit, was determined by an independent third-party appraiser using an average of: (1) the imputed market price for each reporting unit determined using an appropriate EBITDA multiple based upon the average closing price for the Company’s stock for the two days prior and two days after January 1, 2002, and (2) the expected present value of future cash flows for each of the reporting units using a period of five years and a discount rate of 14.3%. The current economic conditions, which have resulted in lower training revenues, adversely affected the market value for the Company’s stock and the expected future cash flows for the company-owned training centers and resulted in an impairment of the Company’s recorded goodwill. The impact of the charge on the Company’s consolidated statement of earnings was $17.8 million, net of a tax benefit totaling $9.2 million. The net impairment loss has been reflected as a cumulative change in accounting principle during the six months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s working capital was negative $4,666 and its cash and cash equivalents, including restricted cash, totaled $12,433. Working capital as of June 30, 2003 reflected an increase of $19 from negative $4,685 as of December 31, 2002.

Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of June 30, 2003, the term loan had a total commitment equal to its outstanding balance of $9,139. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity. The revolving loan has a total commitment of $1,500 under which loans are available through maturity. No amounts were outstanding on the revolving loan as of June 30, 2003. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit was outstanding under the revolving loan as of June 30, 2003 for $650.

At June 30, 2003, $850 was available under the Wells Fargo Credit Agreement.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first six months of 2003 the Company made capital expenditures of approximately $2,292. Capital expenditures for 2003 are expected to total approximately $5,000.

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

Important factors which may result in variations from results contemplated by such forward-looking statements include, but are by no means limited to: (1) the Company’s ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training which could have more favorable economics with respect to timing and delivery costs; (2) the international economic climate and the ability of franchises within the network to endure sustained periods of economic decline; (3) the rate at which new software applications are introduced by manufacturers and the Company’s ability to keep up with new applications and enhancements to existing applications; (4) the level of expenditures devoted to upgrading information systems and computer software by customers; (5) the Company’s ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; (6) the Company’s ability to manage the growth of its business; and (7) the Company’s ability to collect its outstanding receivables.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its credit facility with Wells Fargo Bank. As of June 30, 2003, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from June 30, 2003 rates, and assuming no changes in bank debt from the June 30, 2003 levels, the additional annual expense would be approximately $91 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the quarter ended June 30, 2003 (the “Evaluation Date”), the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company’s CEO and CFO believe:

(i)	that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii)	that the Company's disclosure controls and procedures are effective.

As previously disclosed, in connection with their audit of the Company’s financial statements as of and for the year ended December 31, 2002, Deloitte & Touche LLP (D&T) advised the Company that it had identified certain deficiencies in the Company’s internal control procedures that D&T considered to be a “material weakness” under standards established by the American Institute of Certified Public Accountants. D&T advised the Audit Committee on March 6, 2003, that it identified certain deficiencies in the Company’s ability to timely and accurately produce data that supports its revenue recognition rates for certain of its learning programs. These matters were discussed by D&T with the Audit Committee of the Board of Directors of the Company.

To address the weakness, the Company has devoted additional resources and made certain additional procedural changes. The Company has developed and implemented a plan whereby student attendance analyses will be completed on a quarterly basis, beginning with the second quarter of 2003. Appropriate revisions to the revenue recognition rates will be made on a timely basis. Additionally, the Company is allocating additional resources to the student attendance analyses, including two full-time staff positions and an Accounting Manager, who will devote substantially all of her time to the analyses. The student attendance analyses are being conducted under the direction of the Director of Finance. In addition, at the Audit Committee’s request, the Chief Financial Officer and the Director of Finance are working with the Chief Information Officer to develop the appropriate Information Technology tools to determine the revenue recognition on a specific identification basis, as much as the products will allow.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

c) Recent Sale of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K
During the second quarter of 2003, the Company filed or furnished the following Current Reports on Form 8-K:
April 7, 2003, as amended on April 16, 2003 and May 8, 2003; and May 20, 2003.
Exhibits:
31.1	Rule 13a - 14(a) Certification of the Company's Chief Financial Officer.
31.2	Rule 13a - 14(a) Certification of the Company's Chief Executive Officer
32.1	Section 1350 Certification of the Company's Chief Financial Officer
32.2	Section 1350 Certification of the Company's Chief Executive Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC.
(Registrant)

Date:	August 14, 2003	By: /s/ Robert S. McMillan

Robert S. McMillan

NEW HORIZONS WORLDWIDE, INC.
Chief Financial Officer