Form 10-Q
period 2003-09-30
NEW HORIZONS WORLDWIDE INC
filed 2003-11-14
CIK 850414

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 2003

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

Number of shares of common stock outstanding at September 30, 2003: 10,389,757

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,880	$5,085
Restricted cash	3,500	3,500
Accounts receivable, net	21,205	19,627
Inventories	1,336	1,334
Prepaid expenses	8,887	8,886
Refundable income taxes	895	5,459
Deferred tax assets	2,209	2,209
Other current assets	972	874

Total current assets	45,884	46,974

Property, plant and equipment, net	14,966	17,278
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,154	1,154
Deferred tax assets, net	23,061	23,061
Other assets	2,607	2,472

Total Assets	$106,040	$109,307

Liabilities and Stockholders' Equity

Current Liabilities:
Current portion of long-term debt	$3,000	$6,504
Accounts payable	4,244	5,072
Deferred revenue	22,803	21,855
Other current liabilities	19,097	18,228

Total current liabilities	49,144	51,659

Long-term debt, excluding current portion	5,389	7,952
Deferred rent	2,281	1,952
Other long-term liabilities	613	374

Total liabilities	57,427	61,937

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized;
10,574,757 shares issued; 10,389,757 and 10,387,657
shares issued at September 30, 2003 and December 31,
2002, respectively	106	106
Additional paid-in capital	48,217	48,204
Retained earnings	1,588	358
Treasury stock at cost - 185,000 shares at September 30, 2003
and December 31, 2002	(1,298)	(1,298)

Total stockholders' equity	48,613	47,370

Total Liabilities & Stockholders' Equity	$106,040	$109,307

See accompanying condensed notes to consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and nine months ended September 30, 2003 and 2002
(Dollars in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues
Franchising
Franchise fees	$336	$110	$1,051	$546
Royalties	4,344	4,844	13,116	14,622
Courseware sales and other	5,104	5,396	15,114	15,596

Total franchising revenues	9,784	10,350	29,281	30,764

Company-owned training centers	25,246	24,828	77,534	75,180

Total revenues	35,030	35,178	106,815	105,944

Cost of revenues	19,888	20,750	59,545	60,947

Selling, general and administrative expenses	13,910	14,941	44,848	43,930

Operating income (loss)	1,232	(513)	2,422	1,067

Interest expense	128	471	472	1,411

Investment income	32	44	100	148

Income (loss) before taxes	1,136	(940)	2,050	(196)

Income tax provision (benefit)	454	(376)	820	(78)

Income (loss) before cumulative effect of change
in accounting principle	682	(564)	1,230	(118)
Cumulative effect of change in accounting principle,
net of tax of $9,200	--	--	--	(17,800)

Net income (loss)	$682	$(564)	$1,230	$(17,918)

Weighted average number of common
shares outstanding - Basic	10,387,931	10,357,812	10,387,749	10,284,295

Weighted average number of common
shares outstanding - Diluted	10,411,694	10,458,416	10,392,653	10,460,833

Basic Earnings Per Share
Income (loss) per share before cumulative effect
of change in accounting principle	$0.07	$(0.05)	$0.12	$(0.01)
Cumulative per share effect of change in
accounting principle, net of tax	$--	$--	$--	$(1.73)
Net income (loss) per share	$0.07	$(0.05)	$0.12	$(1.74)

Diluted Earnings Per Share
Income (loss) per share before cumulative effect
of change in accounting principle	$0.07	$(0.05)	$0.12	$(0.01)
Cumulative per share effect of change in
accounting principle, net of tax	$--	$--	$--	$(1.73)
Net income (loss) per share	$0.07	$(0.05)	$0.12	$(1.74)

See accompanying condensed notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2003 and 2002
(Dollars in thousands)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities
Net income (loss)	$1,230	$(17,918)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Cumulative effect of change in accounting principle	--	27,000
Deferred tax benefit of change in accounting principle	--	(9,200)
Depreciation and amortization	5,270	5,581
Gain on disposal of property, plant and equipment	(4)	--
Cash provided (used) from the change in:
Accounts receivable	(1,733)	(1,849)
Inventories	(2)	40
Prepaid expenses and other assets	(80)	(3,334)
Income taxes	4,566	(1,290)
Accounts payable	(828)	1,903
Deferred revenue	948	7,506
Other liabilities	1,090	66
Deferred rent	330	186

Net cash provided by operating activities	10,787	8,691

Cash flows from investing activities
Cash paid for acquisitions made in prior periods	--	(442)
Additions to property, plant and equipment	(2,992)	(2,893)
Proceeds from sale of property, plant and equipment	38	--

Net cash used in investing activities	(2,954)	(3,335)

Cash flows from financing activities
Proceeds from exercise of stock options	12	1,060
Proceeds from issuance of debt	10,939	--
Principal payments on debt obligations	(16,989)	(4,165)

Net cash used in financing activities	(6,038)	(3,105)

Net increase in cash and cash equivalents	1,795	2,251

Cash and cash equivalents at beginning of period	8,585	6,077

Cash and cash equivalents at end of period	$10,380	$8,328

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$389	$1,299

Income taxes	$579	$618

Noncash investing and financing activities
Income tax benefit from the exercise of stock options	$1	$201

See accompanying notes to condensed consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

1.	Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers. The Company’s training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from domestic and international public and private corporations, service organizations and government agencies worldwide. Additionally, the Company supplies externally licensed curriculum and courseware materials to its franchisees. As of September 30, 2003, the Company and its franchisees delivered training in 26 company-owned and 230 franchised locations in 50 countries around the world.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2002.

Certain items have been reclassified to conform to 2003 presentation.

3.	Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires the disclosure of option status on a more prominent and frequent basis. Such disclosure for the three and nine month periods ended September 30, 2003 and 2002 are presented below. The Company accounts for stock options and warrants issued to employees based on the intrinsic value method. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the fair value of the underlying stock on date of grant.

At September 30, 2003, the Company has two stock-based employee compensation plans. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

If the Company accounted for stock options and warrants issued to employees based on the fair value method, results of operations for the three and nine month periods ending September 30, 2003 and 2002 would have been as follows:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Income (loss) before cumulative effect of
change in accounting principle, as reported	$682	$(564)	$1,230	$(118)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(277)	(384)	(1,144)	(1,221)

Pro forma net income (loss) before cumulative
effect of change in accounting principle	405	(948)	86	(1,339)
Cumulative effect of change in accounting
principle, net of tax effect	--	--	--	(17,800)

Pro forma net income (loss)	$405	$(948)	$86	$(19,139)

Basic Earnings Per Share
Pro forma net income (loss) per share before
cumulative effect of change in accounting
principle	$0.04	$(0.09)	$0.01	$(0.13)

Cumulative effect of change in accounting
principle	$--	$--	$--	$(1.73)

Pro forma net income (loss) per common share	$0.04	$(0.09)	$0.01	$(1.86)

Diluted Earnings Per Share
Pro forma net income (loss) per share before
cumulative effect of change in accounting
principle	$0.04	$(0.09)	$0.01	$(0.13)

Cumulative effect of change in accounting
principle	$--	$--	$--	$(1.73)

Pro forma net income (loss) per common share	$0.04	$(0.09)	$0.01	$(1.86)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 2.3%, volatility of 67%, and zero dividend yield for 2003 grants, a risk-free interest rate of 4.2%, volatility of 67%, and zero dividend yield for 2002 grants.

4.	Business Segment Information

The Company’s business units have been aggregated into two reportable segments, company-owned locations and franchising. The two segments are managed separately due to differences in their sources of revenues and services offered. The company-owned training centers segment operates wholly-owned computer training centers in the United States and earns revenues from the delivery of computer based training classes. The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees. The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended September 30, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$25,246	$11,837	$--	$37,083
Inter-segment revenues	--	2,053	--	2,053
Depreciation and amortization	893	909	--	1,802
Net income before income taxes	372	764	--	1,136
Income tax provision	149	305	--	454
Interest expense	128	--	--	128
Interest income	18	14	--	32
Net income	223	459	--	682
Total assets	71,744	17,151	17,145	106,040
Capital expenditures	105	595	--	700

For the three months ended September 30, 2002:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$24,828	$12,222	$--	$37,050
Inter-segment revenues	--	1,872	--	1,872
Depreciation and amortization	1,137	666	--	1,803
Net income (loss) before income taxes	(3,132)	2,192	--	(940)
Income tax provision (benefit)	(1,193)	817	--	(376)
Interest expense	471	--	--	471
Interest income	28	16	--	44
Net income (loss)	(1,939)	1,375	--	(564)
Total assets	106,521	30,307	10,645	147,473
Capital expenditures	780	507	--	1,287

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

For the nine months ended September 30, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$77,534	$35,660	$--	$113,194
Inter-segment revenues	--	6,379	--	6,379
Depreciation and amortization	2,857	2,413	--	5,270
Net income (loss) before income taxes	(511)	2,561	--	2,050
Income tax provision (benefit)	(204)	1,024	--	820
Interest expense	472	--	--	472
Interest income	52	48	--	100
Net income (loss)	(307)	1,537	--	1,230
Total assets	71,744	17,151	17,145	106,040
Capital expenditures	1,692	1,300	--	2,992

For the nine months ended September 30, 2002:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$75,180	$35,852	$--	$111,032
Inter-segment revenues	--	5,088	--	5,088
Depreciation and amortization	3,609	1,972	--	5,581
Net income (loss) before income taxes
and cumulative effect of change
in accounting principle	(6,992)	6,796	--	(196)
Income tax provision (benefit)	(2,609)	2,531	--	(78)
Interest expense	1,404	7	--	1,411
Interest income	81	67	--	148
Cumulative effect of change in
accounting principle	(17,800)	--	--	(17,800)
Net income (loss)	(22,182)	4,264	--	(17,918)
Total assets	106,521	30,307	10,645	147,473
Capital expenditures	1,493	1,400	--	2,893

5.	Earnings Per Share

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 2003 totaled 2,233,394 and 2,252,254, respectively. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 2002 totaled 2,393,820 and 2,317,886, respectively.

6.	Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of September 30, 2003, the term loan has a total commitment equal to its outstanding balance of $8,389. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity on February 15, 2005. The revolving loan has a total commitment of $1,500 under which loans are available through maturity and which $0 was outstanding as of September 30, 2003. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit is outstanding under the revolving loan as of September 30, 2003 for $650. At September 30, 2003, $850 was available under the Wells Fargo Credit Agreement.

Interest related to the Wells Fargo Credit Agreement is paid monthly, bimonthly, or quarterly and is based on the “Base Rate” or “Eurodollar Base Rate,” whichever is applicable to the loan, plus margins based on Adjusted EBITDA, as defined in the agreement. The Base Rate is a daily fluctuating rate per annum equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%. The Eurodollar Base Rate is the rate per annum for United States dollar deposits equal to the Inter-Bank Market Offered Rate, which approximates the London Inter-Bank Market rate plus 3.75%. Commitment fees of 0.5%, are paid quarterly for any unused portion of the revolving loan commitment. The effective rate of the term loan as of September 30, 2003 was 4.90%.

The Wells Fargo Credit Agreement requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness, acquisitions, and the maintenance of a minimum of $3,500 in cash at the end of each fiscal quarter. As of September 30, 2003 the Company was in compliance with all covenants per the agreement.

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

7.	Other Current Liabilities

Other current liabilities consist of:
	September 30,	December 31,
	2003	2002

Accounts payable to franchises	$6,152	$6,028
Accrued wages and commissions	5,478	3,165
Royalties and fees payable to courseware partners	3,305	3,209
Accrued operating expenses and other	4,162	5,826

	$19,097	$18,228

8.	Refundable Income Taxes

Refundable income taxes represent excess estimated federal and state income tax payments and income tax refunds due to the Company as a result of applying net operating loss carrybacks related to the net loss incurred during fiscal year 2002. The Company expects to receive $655 of refundable income taxes in the fourth quarter of 2003. The remainder, or $240, will be applied to the Company’s 2003 tax liability.

9.	Cumulative Effect of Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company adopted the provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 1, 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives are no longer being amortized but are being tested for impairment annually or in the event of an impairment indicator. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The adoption of SFAS No. 145 did not have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the conceptual framework of the FASB. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure requirements for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of APB Opinion 25. SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company adopted the pro forma disclosure requirements of SFAS No. 148 during the year ended December 31, 2002.

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

In February 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. Interpretation No. 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 is not expected to have a material impact on the Company.

In November 2002, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-211 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the September 30, 2003 Consolidated Financial Statements and related notes and the December 31, 2002 Annual Report.

(Dollars in thousands)

GENERAL

The Company owns and operates computer-training centers in the United States and franchises computer training centers in the United States and abroad.

The Company earns revenues through its company-owned training centers and franchising business segments. Company-owned training center revenues are earned from the delivery of computer training at company-owned training centers and the sale of eLearning products. Franchising revenues are earned through initial franchise fees, on-going franchise royalties, the sale of courseware, eLearning products and services, and other revenues from franchised operations.

In addition to company-owned training center and franchising revenues, management also analyzes system-wide revenues, which are defined as revenues from all New Horizons computer training centers, both company-owned and franchised. Management believes system-wide revenues gauge the growth rate of the entire New Horizons training network.

Company-owned training centers revenues are earned through the delivery of computer related training to its customers. Training is delivered primarily through instructor-led classes and through the Company’s proprietary Online LIVE and Online ANYTIME products. Company-owned training centers’ cost of revenues consist primarily of instructor costs, rent, utilities, classroom equipment, courseware costs, and computer hardware, software and peripheral expenses. Included in selling, general and administrative expenses are personnel costs associated with technical support, scheduling, training, accounting and finance, and sales.

Franchising revenues are earned from initial franchise fees paid by franchisees for the purchase of specific franchise territories and franchise rights, franchise royalties and advertising fees based on a percentage of each franchise’s gross training revenues, and the sale of courseware and eLearning products. Revenues earned from the Company’s Enterprise Learning Solutions (ELS) initiative, a program designed to facilitate the delivery of information technology (IT) training to large corporate and government customers at company-owned and franchised training centers, are also included within franchising revenues. Cost of revenues consists primarily of costs associated with courseware procurement and franchise support personnel who provide system guidelines and advice on daily operating issues including sales, marketing, instructor training, and general business problems. Included in selling, general and administrative expenses are technical support, accounting and finance support, ELS support, advertising expenses, and franchise sales expenses.

CRITICAL ACCOUNTING POLICIES

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator.

The last valuation of goodwill was performed as of December 31, 2002. The fair value of reporting segments was determined through the use of a third party valuation consultant. No impairment indicators were noted in the first three quarters of 2003.

Accounts Receivable

Accounts receivable are shown net of allowances for uncollectible accounts. The Company’s management makes estimates of the collectibility of trade receivables based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and geographic location.

The Company records an allowance for bad debt separately for its franchising and company-owned centers segments. The franchising segment records an allowance for bad debt each period based upon a percentage of revenues. The applicable percentage is dependent upon revenue classification and the geographic location of the franchisee and is estimated based upon historical experience of bad debts. On a periodic basis, management specifically identifies uncollectible receivables and adjusts the allowance for bad debt appropriately.

The company-owned centers segment records an allowance for bad debt based upon a percentage of outstanding receivables. The percentage applied differs by each of the individual centers within the company-owned centers segment and is estimated based on each center’s historical experience.

At September 30, 2003, the Company’s accounts receivable balance was $21,205, which is net of allowance for doubtful accounts of $1,275.

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

Franchising
Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for eLearning courses, and administration fees for courses delivered pursuant to the Company’s ELS initiative, a program to service large corporate customers. Additionally, Franchising revenues are earned from providing hosting and support services to franchises for the Center Management System (CMS), the Company’s proprietary sales and enrollment software.

Initial franchise fees are charged to unit and master franchises. Unit franchises receive a limited exclusive right to own and operate franchises within a certain territory. Master franchises receive a territory in which the master franchisee is required to operate at least one unit franchise and is able to award unit sub-franchises. Initial fees under unit and master franchise agreements are not refundable under any circumstance. Initial franchise fees for unit franchises are recognized upon the completion of the franchisee’s two-week initial franchise training, after which the Company’s obligations to the franchisee are perfunctory. Initial fees for master franchises are based upon the expected number of sub-franchises to be sold in the licensed territory and are recognized ratably as unit sub-franchises are sold or franchises are opened by the master franchise.

Unit franchises and master franchises are obliged to remit certain percentages of their gross revenue to the Company for continuing royalties, advertising fees, and marketing and distribution fees. These fees are recognized as the underlying unit and master franchise recognize revenue.

The Company sells licensed courseware materials and curriculum to the franchises. Courseware sales are recognized upon shipment. The Company utilizes a third party for the production of courseware items and fulfillment of orders placed by the franchises. The franchises may order courseware products through the Company or directly through the fulfillment house. In cases where the Company acts as a principal in the transaction, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns, revenue is recognized on a gross basis. In cases where the Company acts as an agent or broker and is compensated on a commission or fee basis, revenue is recognized on a net basis.

Per-student fees are charged to the franchises for eLearning courses delivered to their customers through the Online LIVE and Online ANYTIME formats. Fees related to the sale of Online LIVE courses are recognized upon the delivery of the course. Online ANYTIME courses are delivered over the Internet over a period of one year. Fees related to the sale of Online ANYTIME courses are recognized on a straight-line basis over one year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Revenues totaled $35,030 during the third quarter of 2003, a decrease of $148 from $35,178 during the same period in 2002. The decrease in revenue is the result of the net effect of a revenue increase at company-owned training centers of $418 and a decrease in franchising revenue of $566.

Company-Owned Training Centers
Company-owned training centers earned revenue of $25,246 in the third quarter of 2003, an increase of $418, or 2%, from $24,828 during the same period in 2002. The increase in company-owned training center revenue is due to increased consumer and eLearning product sales, partially offset by weak demand in the business market. Increases in consumer sales are attributable to the success of the Company’s Consumer Segment initiative, which has focused on the creation of courses of study specifically designed to enable consumers to learn skills necessary to become employable as IT professionals, as well as the development and implementation of marketing strategies targeting consumers. Consumer sales comprised approximately 29% of company-owned training centers revenue in the three months ended September 30, 2003, an increase of 7% from the same period in 2002. Company-owned training centers also experienced increased sales of its eLearning products. Revenues associated with the Company’s eLearning products, including Online LIVE and Online ANYTIME, increased $607 during the three months ended September 30, 2003, as compared to the same period in 2002, due to further market penetration. These increases were partially offset by reduced demand for training in the business-to-business market resulting from the continued weakness in the domestic economy. The continued weakness in the domestic economy has manifested in reduced IT capital expenditures and reduced commercial spending on IT training for employees, and fewer available IT positions for which personnel require specialized training.

Franchising
Franchising revenues totaled $9,784 during the three months ended September 30, 2003, a decrease of $566 as compared to the same period in 2002. The decrease in franchising revenues resulted from increases in initial franchise fees and eLearning products, net against decreases in franchise royalties and other courseware sales not associated with eLearning products. Initial franchise fees increased $226, primarily due to the $165 in revenues earned when the Company’s Australia master franchise acquired certain assets of a competitor and converted certain of the competitor’s computer training locations into New Horizons unit franchises. Revenues associated with the sale of the Company’s eLearning products to franchisees, including Online LIVE and Online ANYTIME, increased $472, or 86%. Increases in eLearning product revenues are due to continued market penetration. Franchise royalties and sales of courseware unaffiliated with eLearning products decreased a combined $764, resulting from decreased system-wide revenues and lesser demand for IT training domestically.

System-wide
System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. System-wide revenues totaled $98,362 during the third quarter of 2003, a decrease of 10%, or $10,867, from $109,229 during the third quarter of 2002. The decrease in system-wide revenues resulted primarily from revenue decreases at North American franchises and franchise closures. North American franchises have not yet replicated revenue increases in the business to consumer market in similar proportion to company-owned training centers, and, therefore have not mitigated revenue decreases associated with the weakness in the domestic economy and the IT industry in particular. As a result, North American franchises suffered revenue decreases of approximately 19%. Sixteen fewer franchise locations world-wide were in operation as of September 30, 2003, as compared to September 30, 2002. Many of the franchise locations that have closed since September 30, 2002 were satellite or delivery only locations that supported larger centers in the same franchise area.

System-wide same center sales for the third quarter of 2003 totaled $95,536, a decrease of $7,524, or 7%, from $103,060 in the third quarter of 2002. The decrease is the result of decreased revenues in North American franchise locations, net against moderate same center revenue increases at international franchises of 3% and company-owned training centers of 2%.

Cost of Revenues

Cost of revenues totaled $19,888 during the third quarter of 2003, a decrease of $862, or 4%, from $20,750 during the same period in 2002. As a percentage of revenues, cost of revenues decreased to 57% from 59% in 2002. The decrease in cost of revenues as a percentage of revenues is attributable to decreased instructor costs resulting from continued class schedule consolidation and higher instructor utilization. The cost benefits, as a percentage of sales, associated with decreased instructor costs were partially offset by a loss of $401 recorded in connection with the sub-lease of excess training facilities.

The Company has made a concerted effort to increase the number of students per training class and reduce instructor workforce in order to improve instructor utilization. As a result of these efforts, instructor headcount decreased while instructor utilization increased during the quarter ending September 30, 2003 as compared to the same period in 2002

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $13,910 during the three months ended September 30, 2003, a decrease of $1,031, or 7%, from $14,941 in the same period of 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 40%, down from 42% in 2002. The decrease in selling, general and administrative expenses in absolute dollars and as a percentage of revenues is the result of reductions in effective sales commission rates and advertising expenses, net against increases in expenses incurred in the ELS initiative.

Sales personnel are compensated for consumer segment and ELS sales with a lesser commission rate than that for business segment sales. As consumer segment and ELS sales have increased, the Company’s effective commission rate has decreased and has resulted in lesser selling, general and administrative expenses as a percentage of revenues. In addition, significant reductions in salesperson headcount at company owned centers have resulted in a decrease in salesperson compensation.

The Company’s ELS initiative is designed to facilitate the delivery of IT training to large corporate and government customers at company-owned and franchised training centers. During 2003, the ELS initiative was expanded to provide enhanced account strategy services and sales support to the franchise network. ELS initiative expenses increased $459 during the quarter ended September 30, 2003.

Interest Expense

Interest expense totaled $128 during the quarter ended September 30, 2003, a decrease of $343 from $471 recorded during the same period in 2002. The decrease is the result of a lesser amount of outstanding debt in 2003 and a decrease in the effective interest rate on the Company’s floating rate debt facilities.

NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Revenues totaled $106,815 during the nine months ended September 30, 2003, an increase of $871 from $105,944 during the same period in 2002. The increase in revenue is the result of the net effect of a revenue increase at company-owned training centers of $2,354 and a decrease in franchising revenue of $1,483.

Company-Owned Training Centers
Company-owned training centers earned revenue of $77,534 in the nine months ended September 30, 2003, an increase of $2,354, or 3%, from $75,180 during the same period in 2002. The increase in company-owned training center revenue is due to increased consumer and eLearning product sales, partially offset by weak demand in the business market. Increases in consumer sales are attributable to the success of the Company’s Consumer Segment initiative, which has focused on the creation of courses of study specifically designed to enable consumers to learn skills necessary to become employable as IT professionals, as well as the development and implementation of marketing strategies targeting consumers. Consumer sales comprised approximately 28% of company-owned training centers revenue in the nine months ended September 30, 2003, an increase of 11% from the same period in 2002. Company-owned training centers also experienced increased sales of its eLearning products. Revenues associated with the Company’s eLearning products, including Online LIVE and Online ANYTIME, increased 60% during the nine months ended September 30, 2003, as compared to the same period in 2002, due to further market penetration. These increases were partially offset by reduced demand for training in the business-to-business market resulting from the continued weakness in the domestic economy. The continued weakness in the domestic economy has manifested in reduced IT capital expenditures and reduced commercial spending on IT training for employees, and fewer available IT positions for which personnel require specialized training.

Franchising
Franchising revenues totaled $29,281 during the nine months ended September 30, 2003, a decrease of $1,483 as compared to the same period in 2002. The decrease in franchising revenues resulted from increases in initial franchise fees and eLearning products, net against decreases in franchise royalties and other courseware sales not associated with eLearning products. Initial franchise fees increased $505, primarily due to revenues earned from the Australia, Taiwan, and Germany master franchises or sub-franchises during 2003. During 2002, revenues earned from the India master franchise comprised the only significant revenues earned from master franchises or sub-franchises. Revenues associated with the sale of the Company’s eLearning products to franchisees, including Online LIVE and Online ANYTIME, increased 138%. Increases in eLearning product revenues are due to continued market penetration. Franchise royalties and sales of courseware unaffiliated with eLearning products decreased a combined $2,414, resulting from decreased system-wide revenues and lesser demand for IT training domestically.

System-wide
System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. System-wide revenues totaled $301,430 during the nine months ended September 30, 2003, a decrease of 9%, or $31,028, from $332,458 during the same period in 2002. The decrease in system-wide revenues resulted primarily from revenue decreases at North American franchises and franchise closures. North American franchises have not yet replicated revenue increases in the business to consumer market in similar proportion to company-owned training centers, and therefore have not mitigated revenue decreases associated with the weakness in the domestic economy and the IT industry in particular. As a result, North American franchises suffered revenue decreases in excess of 17%.

System-wide same center sales for the nine months ended September 30, 2003 totaled $295,665, a decrease of 6%, from $315,647 during the same period in 2002. The decrease is the result of decreased revenues in North American franchise locations, net against moderate same center revenue increases at international franchises of 5% and company-owned training centers of 3%.

Cost of Revenues

Cost of revenues totaled $59,545 during the nine months ended September 30, 2003, a decrease of $1,402, or 2%, from $60,947 during the same period in 2002. As a percentage of revenues, cost of revenues decreased as a result of decreased instructor costs resulting from continued class schedule consolidation and higher instructor utilization. The cost benefits associated with the decreased instructor costs were partially offset by losses of $462 recorded in connection with the sub-lease of excess training facilities.

The Company has made a concerted effort to increase the number of students per training class and reduce instructor workforce in order to improve instructor utilization. As a result of these efforts, instructor headcount decreased while instructor utilization increased during the nine months ended September 30, 2003 as compared to the same period in 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $44,848 during the nine months ended September 30, 2003, an increase of $918, or 2%, from $43,930 in the same period of 2002. As a percentage of revenues, selling, general and administrative expenses increased to 42%, up from 41% in 2002. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenues is the result of increases in expenses incurred in the ELS initiative, and various legal expenses, net against costs savings in sales and marketing expenses associated with company-owned training centers.

The Company’s ELS initiative is designed to facilitate the delivery of IT training to large corporate and government customers at company-owned and franchised training centers. During 2003, the ELS initiative was expanded to provide enhanced account strategy services and sales support to the franchise network. ELS initiative expenses increased $1,523 during the nine months ended September 30, 2003.

Sales and marketing expenses at company-owned training centers decreased approximately $2,054 during the nine months ended September 30, 2003, as compared to the same period in 2002, resulting from lower effective commission rates paid to sales personnel and reduced advertising costs.

Interest Expense

Interest expense totaled $472 for during the nine months ended September 30, 2003, a decrease of $939 from $1,411 recorded during the same period in 2002. The decrease is the result of a lesser amount of outstanding debt in 2003 and a decrease in the effective interest rate on the Company’s floating rate debt facilities.

Cumulative Change in Accounting Principle

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective January 1, 2002. However, SFAS No. 141 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Goodwill and intangible assets with indefinite lives are no longer being amortized but are being tested for impairment annually or in the event of an impairment indicator. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002.

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

Liquidity and Capital Resources

As of September 30, 2003, the Company’s working capital was negative $3,260 and its cash and cash equivalents, including restricted cash, totaled $10,380. Working capital as of September 30, 2003 reflected an increase of $1,425 from negative $4,685 as of December 31, 2002.

Upon execution of the Wells Fargo Credit Agreement in the first quarter of 2003, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of September 30, 2003, the term loan had a total commitment equal to its outstanding balance of $8,389. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity on February 15, 2005. The revolving loan has a total commitment of $1,500 under which loans are available through maturity. No amounts were outstanding on the revolving loan as of September 30, 2003. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit was outstanding under the revolving loan as of September 30, 2003 for $650. At September 30, 2003, $850 was available under the Wells Fargo Credit Agreement.

The nature of the information technology and training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first nine months of 2003 the Company made capital expenditures of approximately $2,992. Capital expenditures for 2003 are expected to total approximately $4,000.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. It monitors the risks associated with interest rates and financial instrument positions.

The Company’s primary interest rate risk exposure results from floating rate debt on its credit facility with Wells Fargo Bank. As of September 30, 2003, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from September 30, 2003 rates, and assuming no changes in bank debt from the September 30, 2003 levels, the additional annual expense would be approximately $84 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation has no impact on the Company’s business.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. Other Information

Item 2: Changes in Securities and Use of Proceeds

c) Recent Sale of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q.

Item 6: Exhibits and Reports on Form 8-K
During the third quarter of 2003, the Company filed or furnished a Current Report on Form 8-K on July 30, 2003.

Exhibits:
31.1	Rule 13a - 14(a) Certification of the Company's Chief Executive Officer.
31.2	Rule 13a - 14(a) Certification of the Company's Chief Financial Officer
32.1	Section 1350 Certification of the Company's Chief Executive Officer
32.2	Section 1350 Certification of the Company's Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC.
(Registrant)

Date:	November 14, 2003	By:	/s/ Robert S. McMillan
Robert S. McMillan
NEW HORIZONS WORLDWIDE, INC.
Chief Financial Officer