Form 10-K
period 2003-12-31
NEW HORIZONS WORLDWIDE INC
filed 2004-03-15
CIK 850414

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       N/A         to

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

Common Stock, $.01 Par Value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes         No X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Rule Act 12b-2).   Yes  X     No      .

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1900 S. State College Blvd, Suite 200, Anaheim, California 92806. The Company maintains a website at http://www.newhorizons.com. On this website, or through links on the information for investors portion of this website, the Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes the material with the SEC.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 8, 2004, was approximately $56,326 computed on the basis of the last reported sales price per share ($7.16) of such stock on The Nasdaq Stock Market.

The number of shares of the Registrant’s Common Stock outstanding as of March 8, 2004 was 10,450,157.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated
Part III (Items 10, 11, 12 and 13)	by Reference

Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 4, 2004

NEW HORIZONS WORLDWIDE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10K

PART I

Item 1.	Business	1
	Information about Forward-Looking Statements	1
	General	1
	Information Technology Education and Training Market	2
	New Horizons Business Model	3
	Training Centers	4
	Franchising Operations	6
	Customers	11
	Sales and Marketing	11
	Competition	12
	Employees	13
	Regulations	14
	Insurance	14
	Trademarks	14

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

PART III

PART IV

Item 15.	Exhibits and Reports on Form 8-K	43

	SIGNATURES	46

PART I

ITEM 1. BUSINESS

(All dollars in thousands, except per share data)

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company uses words such as “expect,” “anticipate,” “project,” “believe,” “plan,” “intend,” “seek,” “estimate,” “future,” and other similar expressions to identify forward looking statements. The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company's management as to the Company's future operations and economic performance, taking into account the information currently available. These statements are not statements of historical fact. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The reader should not place undue reliance on these forward-looking statements and the Company does not undertake to update our forward-looking information, or any other information contained or referenced in this annual report to reflect future events and circumstances.

GENERAL

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (the "Company" or "New Horizons") owns and franchises computer training centers.

In 1996, the Company sold its environmental business segment and changed its name to New Horizons Worldwide, Inc., in order to concentrate its resources on the technology training market. The Company’s common stock trades on The Nasdaq Stock Market under the symbol “NEWH.” From 1998 to 2001, the Company pursued a strategy to acquire well performing franchises in select United States markets. As a result, the Company acquired eleven franchise locations: none in 2003 and 2002, two in 2001, none in 2000, six in 1999, and three in 1998. The acquisitions have been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition.

The New Horizons franchise network is the largest independent provider of personal computer (PC) software application and technical certification instruction within the information technology (IT) training industry. The New Horizons franchise network delivered over 2.3 million student-days of IT training in 2003, generating system-wide revenues, which include both the results of company-owned and franchised operations, of $394 million. The network has approximately 2,100 classrooms, 2,400 instructors and 2,100 account executives.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

The growing role of IT in business organizations and the emergence of the Internet are creating increasing demand for IT training. A July 2003 IDC study estimated that the worldwide market for IT education and training in 2003 was about $18.5 billion and is expected to grow approximately 2.7% per year to over $21.5 billion in the year 2007.

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

Instructor-led classroom training is the dominant delivery method for technology training in the United States. According to a March 2003 IDC report, 66% of technology training was delivered via instructor-led classroom training. IDC projects that instructor-led training will continue to maintain a significant share of the market because trainees value the personalized attention, interaction with classmates and instructors, and insulation from workplace interruptions.

While IDC projects instructor-led training will continue to be a significant delivery method in the market, the role of technology-based training, primarily consisting of eLearning and computer-based training, is gaining greater acceptance. Technology–based training, consisting of eLearning, CD-ROMs, videotape, and satellite video broadcast, has become a significant delivery modality. According to a March 2003 IDC report, technology-based training is expected to have a 45% share of the United States IT training market in 2007 while instructor-led training will have a 49% share. While growth in the instructor-led category is expected to remain flat, the technology-based training, specifically eLearning, will continue to grow, but at a slower rate than predicted by IDC in the past.

NEW HORIZONS’ BUSINESS MODEL

The business model of New Horizons Worldwide, Inc. centers on owning and operating company-owned training centers, the sale of franchises, and the on-going support of franchised locations. The Company has created two reporting units to devote attention to these activities, company-owned training centers and franchising operations. The Company believes the mixed ownership of New Horizons training centers between franchised and company-owned centers enables the Company to combine the accelerated expansion opportunities provided by franchising, while maintaining ownership of a significant number of training centers.

The Company has historically grown through the sale of franchises, the opening of new company-owned facilities, the buyback of franchises in certain markets, and revenue growth from the existing training centers.

In the future, the Company plans to continue to grow through improved revenues and profits at company-owned and franchised locations; the sale of additional franchises; the development of new course offerings and market segments than can be delivered through the existing distribution channel; and the acquisition of companies in similar or complementary businesses.

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

The Company’s ability to achieve growth from acquisitions is dependent, in part, on its borrowing capacity under its credit agreement. At December 31, 2003, no acquisitions were pending. As of January 31, 2004, the Company had a cash balance of $8,718 and the availability under the credit agreement was $850.

New Horizons Training Center Business Model

The goal of each New Horizons training center, whether company-owned or franchised, is to provide students with information and skills that have immediate and practical value in the workplace. New Horizons training centers offer a variety of delivery modalities, a broad range of curriculum, and the ability to deliver IT training throughout the world. Additionally, New Horizons training centers attempt to achieve the highest standards of authorization and certification within the IT training industry.

Delivery Modalities
In 2001, the Company developed its trademarked Integrated Learning program upon realizing the impact of the Internet and growing customer demand for flexibility with regard to how IT training is delivered. The Integrated Learning program combines each of New Horizons’ delivery modalities and consists of three learning components: traditional instructor-led classroom learning, Online LIVE learning and Online ANYTIME learning. Online LIVE consists of synchronous, interactive “virtual classrooms” that feature instructor-facilitated classes delivered over the Internet. Online ANYTIME consists of asynchronous instruction, similar in content to the classroom instruction, but self-paced and available to those students who prefer a more independent learning method.

Although the Integrated Learning program has resulted in growth in the delivery of Internet-based training throughout the New Horizons network, New Horizons training centers continue to specialize in instructor-led training, which is the dominant delivery method for IT training. Instructor-led training occurs primarily in fully equipped classrooms maintained by each New Horizons training center by certified instructors. Approximately 10% of instructor-led classes are delivered at the customer’s location. New Horizons often supplies the computer hardware for these on-site classes.

In addition to PC software application and technical certification instruction, New Horizons training centers also offer students certification exam preparation tools, courseware materials, access to computer labs, and free help desk support.

Curriculum
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

The Company’s curriculum offerings allow students to choose from courses from the largest technology training segments, including technical certification, software applications and business skills training. Courses within these segments include content from a broad range of major software vendors, including Microsoft, Novell, Lotus, Cisco, Linux, Adobe, Corel, and Symantec. Furthermore, New Horizons is the world’s largest provider of vendor-neutral CompTIA certification training and also offers subject specific content that covers a multitude of software vendors.

New Horizons training centers have the ability to provide training and courseware for proprietary customer software or tailor curriculum to specific customer needs.

Certification & Authorization
New Horizons is authorized to provide certified training by many of the major software publishers, including Novell and Adobe and has the largest network of Microsoft Certified Partner Learning Solution (CPLS) centers.  Many of the industry’s major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria.  In support of these vendors, the Company has 25 Microsoft Gold CPLS, 182 Microsoft CPLS, 89 Novell (NTSP), and 10 Adobe (ACTP) authorized centers worldwide. The authorization agreements are typically annual in length and are renewable at the option of the publishers and the centers.  Additionally, with certification testing continuing to be important to many of our clients, New Horizons has established the largest number of Authorized Thomson Prometric Testing Centers and Pearson VUE Testing Centers in the world. The Company also offers more vendor-neutral CompTIA certification training than any other company in the world.  As of December 31, 2003, 53 centers have become Ascendant Learning’s Security Certified Professional Authorized Training Partners (SCP ATP).

Locations
New Horizons has an ability to deliver IT training throughout the world via its company-owned and franchised training centers.

As of December 31, 2003, the Company operated 25 training centers, all within the continental United States:

California	Colorado	Georgia	Illinois	Indiana	Tennessee
Anaheim	Denver	Atlanta	Chicago	Indianapolis	Memphis
Los Angeles	Englewood	Marietta	Rosemont		Nashville
Burbank	Broomfield	Downers'
Sacramento	Colorado	Grove
Stockton	Springs
Loveland

New Mexico	North Carolina	Texas	New York	Connecticut	Ohio
Albuquerque	Charlotte	San Antonio	New York City (2)	Hartford	Cleveland

As of December 31, 2003, the Company’s franchisees operated 126 locations in the United States and Canada and 101 locations in 48 other countries around the world. An additional 23 franchises had been sold as of December 31, 2003 and are scheduled for future openings.

Additionally, New Horizons training centers regularly facilitate the delivery of IT training at their customers’ facilities.

In addition to Integrated Learning solutions, certified instructors, broad curriculum, and numerous delivery locations the New Horizons training center is designed to provide its customers immediate and practical value by featuring: (i) product offerings including technical tracks, clubs and bootcamps that allow customers to attend series of classes for one low price; (ii) the largest network of authorized training centers in the industry; (iii) on-site training at customers’ facilities; (iv) skills assessment for standard software; (v) flexible scheduling including evening and weekend classes; (vi) professional certification training; (vii) guaranteed training through the Company’s free, six-month repeat privileges; (viii) free help desk support for a full sixty-day period after an applications class has been completed; (ix) the Enterprise Learning Solutions (ELS) program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; and (x) the Integrated Learning Manager, which allows customers to access eLearning courses, develop custom integrated learning plans, and track progress of courses, exams, and other goals completed.

Franchising Operations Business Model

The New Horizons network is an international confederation of independent franchises that provide IT training. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 257 franchised locations operating at the end of 2001; 242 at the end of 2002; and 227 at the end of 2003, of which 126 were in the United States and Canada and 101 were abroad. In addition, there are an additional 23 franchise locations that have been sold and are scheduled to open in the future.

New Horizons franchisees are given a "limited-exclusive" license and franchise to participate in and use the business model and sales system developed and refined by the Company. New Horizons estimates the initial investment required to acquire and start a franchise, including the initial franchise fee, ranges from approximately $350 to $550 in the United States and varying amounts in the international locations which may be less than that of the United States.

United States and Canada

Initial Franchise Fees

A franchisee in the United States and Canada is charged an initial franchise fee and ongoing monthly royalties, which become effective at a specified period of time after the center begins operation. The initial franchise fee is based on the size of the territory granted, as defined in the Franchise Agreement relating to that particular franchise. In the United States and Canada, the size of a territory, and resulting initial franchise fee, is measured by the number of PCs within the territory as follows:

Type	# of PCs	Initial Franchise Fee

Type 1	500,000 or more	$75
Type 2	250,000 to 499,999	$60
Type 3	100,000 to 249,999	$40
Type 4	under 100,000	$20

Entrepreneurs converting an existing training center to a New Horizons center receive a 25% reduction in the initial fee as a conversion allowance. Based on information furnished by IDC concerning the number of PCs in various geographic areas, 8 Type 1 territories, 17 Type 2 territories, 34 Type 3 territories, and 22 Type 4 territories are available for sale as franchises in the United States and Canada as of December 31, 2003.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances.

Royalties

In addition to the initial franchise fee, franchisees pay the following fees to the Company:

•	a monthly continuing royalty fee, equal to the greater of a defined percentage of monthly gross revenues ranging from 3% to 6%, or a minimum flat fee; and
•	a monthly marketing and advertising fee equal to 1% of gross revenues.

Franchise Agreement

Franchise Agreements govern the relationship between the Company and its franchisees. Franchisees are granted territories in which to operate computer training facilities. The territory is a “limited-exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons training center within the same area, provided the franchisee operates in compliance with the terms of its franchise agreement. The geographic boundaries of a territory are typically determined by United States Postal Service zip codes. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory is not altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates.

Each Franchise Agreement has an initial term of ten years and is renewable in additional five-year terms. The franchise is exclusive for instructor-led training within the specific defined territory and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. New Horizons reserves to itself the exclusive right to deliver New Horizons branded eLearning within all territories on behalf of the franchise network. New Horizons and its franchisees have profit sharing arrangements for sales of New Horizons’ eLearning offerings sold in a franchisee’s territory. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

The Franchise Agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement and for one year after termination of the franchise within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment.

Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center.

International

Franchise Fees

Initial franchisee fees and territories for international franchises are market/country specific. Internationally, the Company has both unit franchises and master franchises. Master Franchise Agreements provide franchisees with the right to award subfranchises to other parties within a particular region. The Master Franchisee pays an initial master franchise fee based upon the expected number of subfranchises to be sold and the size of the market. In addition to those markets currently served by its franchisees, the Company has identified over 160 additional international markets that may support a training center.

The initial franchise fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances.

Royalties

In addition to the initial franchise fee, international franchisees pay the following fees to New Horizons:

Unit Franchisees – a monthly continuing royalty fee, equal to the greater of a defined percentage of monthly gross revenues ranging from 4% to 6%, or a minimum flat fee.

Master Franchisees – 40% of royalties received from their Unit Subfranchises, plus royalties on their owned centers of 4% to 6% of monthly gross revenues.

Master Franchise Agreement

Master Franchise Agreements govern the relationship between the Company and its master franchisees. Upon the execution of a Master Franchise Agreement, a Master Franchisee receives a territory, which is typically a country or a region encompassing multiple countries. The territory is a “limited exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons training center, provided the franchisee operates in compliance with the terms of its Franchise Agreement. Unless the Franchise Agreement terminates or is amended by mutual agreement, a territory is not altered. Franchises are expected to market their business to customers located within the defined territory and not to customers within territories of other New Horizons franchises or affiliates.

Under the Master Franchise Agreement, the Master Franchisee may license and service a number of third party Unit Subfranchises operated by persons other than the Master Franchisee, as specified in the Master Franchise Agreement, and own and operate at least one New Horizons location under a separate Unit Franchise Agreement. The Master Franchisee is responsible for the pre-opening and ongoing support of the subfranchises. The Company shares with the Master Franchisee in the proceeds of subsequent sales.

Each Master Franchise Agreement runs for an initial term of ten years and is renewable for one additional ten-year term. The Master Franchisee is expected to: (i) grant unit subfranchises in a form of Subfranchise Agreement as approved by New Horizons; (ii) perform and enforce against each Unit Subfranchise the terms of any Unit Subfranchise Agreement it enters into; (iii) provide the initial training in the New Horizons system to each Unit Subfranchise; and (iv) provide ongoing support, consulting and assistance to each Unit Subfranchise after the initial training. For these obligations the Master Franchisee retains 60% of the initial franchise fees and the ongoing royalties received from its Unit Subfranchises.

Franchisees generally have six months from the date of the execution of the Franchise Agreement to open a center.

Unit Franchise Agreement

Each Unit Franchise Agreement runs for an initial term of ten years and is renewable for additional five-year terms. The franchise is "limited-exclusive" for instructor-led training within the specific defined territory, typically a city, and is subject to a number of limitations and conditions. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a General Manager plus a minimum number of account executives based on the territory; (ii) a minimum number of classrooms depending on the territory; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license. New Horizons also maintains a “right of first refusal” if a transfer effects a change of control. The agreement also contains default and termination remedies.

The Unit Franchise Agreement also contains non-competition restrictions which bar: (i) competing with New Horizons during the term of the Franchise Agreement; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with the New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the franchisor or any of its affiliated corporations to leave his or her employment.

Franchise Support

In return for the initial franchise fee and the other monthly fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company’s operating headquarters in Anaheim, California, and one week of field training at the franchisee’s location; (ii) franchise and sales system information contained in the Company’s Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers, (iv) access to troubleshooting and business planning assistance; (v) access to the ELS program which coordinates a national/international referral system and delivery network of training for major clients which have training requirements in multiple locations; (vi) periodic regional and international meetings and conferences; (vii) advisory councils and monthly communications, (viii) periodic training sessions delivered over the Internet for franchise staff, (ix) periodic classroom training events for franchise staff delivered at the corporate headquarters in Anaheim, and (x) product, program or operational support via telephone from New Horizons personnel.

Courseware Sales and Other

The Company earns revenue from the sale of courseware to franchises, administrative fees from the management of the ELS program, and application service provider (ASP) fees and/or license fees for the Center Management System (CMS) software program.

CUSTOMERS

New Horizons training center customers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations, government agencies and municipalities seeking to improve and/or maintain the IT skills of their employees and consumers looking to gain information technology certifications to enable them to enter into the IT profession.

The Company has segmented its customers into the following categories: consumers, enterprise/government, and small-to-medium businesses. Each segment has distinctly different characteristics. Consumers, or non-employer sponsored individuals, need technical certifications and vendor specific skills required to gain employment in the IT industry. Small-to-medium businesses necessitate IT solutions to customer specific business problems. Enterprise/government customers require IT solutions to their business problems, as well as additional logistical support in the coordination of delivery of IT training in multiple locations and modalities.

No single customer accounted for more than 10% of New Horizons revenues in 2003.

SALES AND MARKETING

The New Horizons’ sales system is organized and disciplined. New Horizons has historically marketed its services through marketing representatives that utilize telesales to target and contact potential customers. After undergoing an initial training program, marketing representatives are expected to generate their own database of customers through telephone sales, make a minimum number of calls per day, and invoice and collect a minimum amount of revenue each month.

In addition to the Company’s historical sales and marketing system, the Company is currently undertaking to evolve its sales system to address more complex and sophisticated demands of its customers. As a result, the Company has segmented its sales force to include marketing representatives, as discussed above, and sales associates. Sales associates are trained to utilize a more sophisticated consultative sales approach in order to understand customer business issues and diagnose IT training solutions.

The target sales areas for marketing representatives and sales associates are local and regional. Sales opportunities that involve national and international accounts and involve delivery of training at multiple locations are serviced by sales personnel within the Company’s Enterprise Learning Solutions program.

The ELS program is designed to market computer training services to large organizations, which have facilities and training needs over a broad geographic area within and outside the United States.  This program provides New Horizons’ national and international customers with a single point of contact to the entire New Horizons network of training and support services.  During 2003, New Horizons competed for and won national and international contracts with Aventis, Iron Mountain, LexisNexis, BASF, MeadWestvaco, and Towers Perrin, amongst others.  In addition to these contracts, New Horizons was awarded large project-based contracts with the U.S. State Department, Commander Navy Reserves, MRSOC (security command), NIWA (security command) and USDA.

As customer needs evolve, the Company has added content and curriculum to its course offerings. In addition to traditional IT training courses, the Company has developed course offerings surrounding business skills, health information management, and English as a second language (ESL). Furthermore, the Company has continued to develop additional IT product offerings and certification programs, most notably its Network Security Expert programs.

The Company maintains a web site for marketing its products over the Internet (http://www.newhorizons.com). The Company believes that the Internet will become an increasingly important tool in its marketing program.

COMPETITION

The IT training industry is highly competitive, highly fragmented, has low barriers to entry, and has no single competitor which accounts for a dominant share of the market. The Company competes with in-house training departments and independent education and training organizations, computer retailers, computer resellers, and others. The emergence of technology-based training has segmented the IT training industry between entities that offer eLearning products and those that offer instructor-led training, and those that are capable of offering integrated solutions.

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

In-House Training Departments

In-house training departments provide companies with the highest degree of control over the delivery and content of IT training, allowing for customized instruction tailored to specific needs. However, according to IDC, the demand for outsourced training is expected to grow as more companies switch to outside training organizations for their real-time training needs, while alleviating their overhead costs for in-house instructors’ salaries and benefits and course development.

Instructor-led Training

Independent training organizations are generally small and focus on local or regional markets. The Company competes directly with these firms, as well as national and international firms in the instructor-led training market. These firms include Learning Tree, Global Knowledge, Executrain, Productivity Point, Azlan, NIIT, Aptech, Informatics, community colleges, and independent training organizations. These national firms provide similar curriculum and operate in some of the same markets as New Horizons.

Technology-Based Training

In 2001, the Company introduced its eLearning product offering with Online LIVE, its synchronous virtual classroom product, and Online ANYTIME, its asynchronous self-paced product. The Company’s competitors in the eLearning environment include Skillsoft, DigitalThink, Knowledgenet, NETg, ElementK, Mindleaders and others.

The Company believes its future success depends on, among other factors, the market’s continued acceptance of instructor-led training as a delivery method for IT training and the Company’s ability to successfully capitalize on the potential of technology-based training delivery methods. The combination of the Company’s market presence, the depth and breadth of its course offerings, its ability to provide integrated learning solutions, its flexible customer service approach, its centralized control of delivery to national customers, its status as the world’s largest network of Microsoft CPLS centers, and its organized and disciplined sales system distinguishes the Company from its competitors.

EMPLOYEES

As of February 28, 2004, the Company employed a total of 919 individuals in its corporate operations and company-owned facilities. Of these employees, 237 are instructors, 235 are account executives, and 447 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach some of its curriculum, primarily technical certification programs which require instructors who are certified by Microsoft, Novell, and Lotus.

None of New Horizons’ employees are represented by a labor organization. New Horizons considers relations with its employees to be good.

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

TRADEMARKS

The Company has issued trademark registrations and pending trademark applications for the word mark “NEW HORIZONS” and for other trademarks incorporating the words “NEW HORIZONS”, including New Horizons Classroom Learning, New Horizons Online Live Learning, New Horizons Online Anytime Learning, and New Horizons Integrated Learning. Additionally, the Company has pending trademark registrations for “WHAT DO YOU WANT TO LEARN & HOW DO YOU WANT TO LEARN IT?” and “THE INTEGRATED LEARNING COMPANY” while the mark “CHOOSE. LEARN. SUCCEED” has matured to registration. The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company’s right to use the New Horizons name and trademarks in its business. However, the Company has been previously advised that it cannot register the word mark “NEW HORIZONS” in certain foreign countries and that it cannot register or use any of the New Horizons trademarks in the Dominican Republic. Accordingly, the Company has applications filed with the Dominican Republic trademark office to protect Skill Master as its trademark in the Dominican Republic.

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

As of December 31, 2003, New Horizons operated training centers at 24 other leased facilities in California, Connecticut, Georgia, Illinois, Indiana, New Mexico, New York, North Carolina, Ohio, Tennessee and Texas, with leases that expire from 2003 to 2014.

In December 2002, the Company sold 8.3 acres of undeveloped land in Santa Ana, California and realized a pretax gain of approximately $503. The net proceeds of approximately $5,666 were used to reduce its debt with its lenders.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices, if necessary.

ITEM 3. LEGAL PROCEEDINGS

The Company has accrued approximately $557 related to residual environmental liabilities retained from the sale of its environmental remediation business in 1996. See Note 15 to the Consolidated Financial Statements.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is traded on The NASDAQ Stock Market under the symbol NEWH. The following table sets forth the range of high and low closing quotations per share of common stock from January 1, 2002, through December 31, 2003, as reported by The NASDAQ Stock Market.

2003		HIGH	LOW
1st Quarter	(January 1 - March 31)	3.99	2.41
2nd Quarter	(April 1 - June 30)	4.51	2.49
3rd Quarter	(July 1 - September 30)	6.39	3.74
4th Quarter	(October 1 - December 31)	6.65	5.45

2002		HIGH	LOW
1st Quarter	(January 1 - March 31)	13.70	10.52
2nd Quarter	(April 1 - June 30)	11.80	9.05
3rd Quarter	(July 1 - September 30)	9.68	6.12
4th Quarter	(October 1 - December 31)	7.74	3.75

As of March 1, 2004, the Company’s common stock was held by 410 holders of record. The Company has never paid cash dividends on its common stock and has no intention to pay cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

Equity Compensation Plan Information

The following table sets out summary stock option plan information as of December 31, 2003, all of which relates to stock option plans that were previously approved by stockholders of the Company.

(a)
	Number of		Number of securities
	securities to		remaining available for
	be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price	compensation plans
	outstanding	of outstanding	(excluding securities
Plan category	options	options	reflected in column (a))

Equity compensation plans
approved by security holders	1,968,032	$ 9.42	724,217

The Company does not have any stock option plans that were not approved by stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share)

	2003	2002	2001	2000	1999

Total revenues	$139,155	$135,703	$159,899	$142,698	$111,476
Operating income (loss)	1,551	(52,987)	8,798	18,096	11,127
Income (loss) from continuing operations before taxes	1,233	(54,620)	10,400	18,281	11,416

Net income (loss)	1,045	(53,845)	6,454	10,969	7,263
Income (loss) per share from continuing operations - Basic	0.08	(5.22)	0.68	1.12	0.76
Income (loss) per share from continuing operations - Diluted	0.08	(5.22)	0.65	1.06	0.72

Total assets	98,353	107,947	160,160	122,726	105,084

Long term debt less current portion	4,566	7,952	24,067	--	6,730

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates and franchises computer training centers. The Company has two reporting units, company-owned training centers and franchising operations. The company-owned training centers reporting unit operates wholly-owned computer training centers in 15 metropolitan cities within the continental United States and generates revenue through the sale and delivery of PC applications, technical software training courses and business skills courses. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and eLearning products to franchises. The franchising operations reporting unit has places of business in Anaheim, California; Amsterdam, Netherlands; and Singapore. Each reporting unit operates within the IT training industry.

OVERVIEW

The IT training industry is highly fragmented. Customers are serviced by multi-national conglomerates that specialize in hardware and software implementations and provide initial training to support these products, electronics merchandisers that offer supplementary applications training, independent training providers such as the Company, and accredited public and private institutions.

From 1995 to 2000, the IT training industry exhibited significant growth as a result of the advent of the Internet and the number of PCs owned by households and used in the workplace. Additionally, the strength of the domestic capital markets during this time period fueled commercial growth and expansion that resulted in significant hardware and software implementations at commercial entities and a strong demand for IT professionals and computer-savvy employees.

Since 2001, the IT training industry has experienced a decline from previous levels. The decline in the IT training industry mirrored the decline in domestic capital markets and has yet to recover similar to the domestic capital market’s recovery in 2003. Corporate IT spending for hardware, software implementations, and employee training declined consistently with corporate earnings and stock valuations. During this period corporations have been able to rely on existing IT resources due to fiscal constraints and the lack of a revolutionary application which drives immediate business efficiencies.

In reaction to the aforementioned industry trends, the Company has made significant reductions in its cost structure, identified additional sources of revenue, segmented its sales force, and continued to create products for increasingly complex customer needs.

Reductions in Cost Structure

Although many of the Company’s costs are fixed in nature, such as facility lease costs and minimum staffing requirements, the Company made significant reductions in its cost structure as a direct response to decreases in sales opportunities and student attendance. The Company has reduced headcount, maintained class delivery efficiency metrics, and benefited from a shift in sales mix favoring consumer sales. Additionally, the Company has continued to reduce excess capacity through facility subleases.

The Company has significantly reduced employee compensation expense during the past two years. Beginning in mid-2001, the Company performed three significant layoffs that resulted in the consolidation and restructuring of franchise support operations and reductions in both sales and non-sales positions. Further, the Company effected a salary and hiring freeze for all of its employees beginning in October 2001. The Company monitors its exposure to compensation expense in terms of selling, instructor, and other non-selling headcount.

The following table illustrates the Company’s selling and non-selling headcount:

	2003	2002	2001

Company-owned training centers
Selling headcount	242	304	305
Instructor headcount	237	281	329
Other non-selling headcount	288	298	328

Company-owned training centers	767	883	962
Franchising operations	153	154	137

Total	920	1,037	1,099

The Company has focused on maintaining minimum class delivery efficiency metrics in an attempt to scale down operations consistent with decreases in student attendance. These metrics include number of students, number of training events, students per event, instructor utilization, and average price per class day. Instructor utilization represents the ratio of class days taught to the number of available instructor days. The average price per day metric approximates the dollar value, per student class day, of products sold during a period.

Maintaining minimum levels of instructor utilization and students per class performance metrics have allowed the Company to consolidate course schedules. Schedule consolidation has reduced course delivery costs through a reduction in instructor headcount and the number of courses delivered.

The following table illustrates the Company’s class delivery efficiency metrics within the company-owned training centers for the three years ended December 31, 2003:

	2003	2002	2001

Training events	41,892	51,718	62,096
Number of students	363,362	472,020	536,267
Students per event	8.7	9.1	8.6
Instructor utilization	78%	75%	75%
Average price per day	$227	$215	$227

In addition to monitoring class delivery efficiency metrics, the Company altered instructor compensation plans in 2003 to reduce instructor base compensation and increase instructor daily teaching bonuses. These changes were made to make instructor compensation more variable in respect to number of days of instruction.

The shift in sales mix favoring consumer sales has had a positive benefit on the Company’s operating performance. Price points for consumer sales are typically higher due to volume purchase discounts issued to small-to-medium business and enterprise/government customers. The Company’s acquisition costs related to consumer sales have decreased dramatically due to the use of more effective marketing and advertising strategies, resulting in greater margins on consumer sales.

The Company has continued to identify excess facility capacity resulting from decreases in student attendance and training events. In 2003, the Company sublet excess capacity or executed lease termination agreements. Although these transactions resulted in $817 of additional expense during 2003, the Company believes the actions will mitigate future expense and cash outlays with respect to these facilities.

Additional Sources of Revenue and Segmented Sales Force

Historically, the Company’s sales force almost exclusively targeted small-to-medium size businesses. Weak corporate operating performance, the perception that employee training is discretionary, and unemployment levels that find qualified IT professionals without jobs have resulted in decreased sales opportunities at small-to-medium businesses. As a result, the Company identified additional revenue sources by dividing the IT training market into three segments: consumers, small-to-medium businesses, and governmental agencies and large corporations (together known as the enterprise/government segment).

Each market segment has distinctly different characteristics. Consumers, or non-employer sponsored individuals, need technical certifications and vendor specific skills required to gain employment in the IT industry. Small-to-medium businesses necessitate IT solutions to customer specific business problems. Enterprise/government customers require IT solutions to their business problems, as well as additional logistical support in the coordination of delivery of IT training in multiple locations and modalities.

Consumer demand has been fueled by higher unemployment rates and career minded individuals who seek to switch to an IT related career. Consumer revenue growth has been exceptionally strong at the company-owned centers as a result of strategic marketing campaigns and consumer oriented product offerings. Additionally, the Company is often able to facilitate financing for consumer programs through third party financial institutions and/or governmental agencies.

The Company estimates the enterprise/government segment to spend approximately $3.6 billion annually on IT related training. Given the number of domestic and international delivery locations within the New Horizons network, the Company’s eLearning product offerings, and the release of the Integrated Learning Manager in July 2003, the Company believes it is now poised to effectively service this segment. During 2003, the Company invested significantly in enterprise/government segment infrastructure and sales personnel and, as a result, both enterprise/government sales and requests for proposal activity have shown significant growth, primarily due to contracts executed with governmental agencies.

In order to effectively sell into the consumer, small-to-medium business, and enterprise/government segments, the Company divided its sales force accordingly. Under the segmented model, sales persons focus on an individual market segment. Additionally, the Company added additional core competencies to its existing sales force. These core competencies include more sophisticated sales techniques used in an attempt to diagnose business problems and prescribe IT solutions. The Company anticipates these competencies can be leveraged across each market segment.

Increasingly Complex Customer Needs

The needs of IT training customers have become increasingly more complex. During the industry’s rapid growth, customers required specific software applications training to make employees more efficient in the workplace and to train their IT staff on recently acquired technologies and new IT standards.

Currently, customers are seeking IT solutions to customer specific business problems, as well as multiple delivery methods, and a high return on investment. In reaction to the change in customer needs, the Company has continued to develop relevant product offerings for each market segment, enhanced its ability to provide blended learning solutions, and committed to obtaining the highest of quality rankings available in the industry.

To address the customer specific business problems of small-to-medium and enterprise/government, the Company increased its course offerings to include a higher volume of technical courses, cross-vendor platform programs and vendor neutral programs that provide students appropriate technical knowledge to solve current day business issues such as information security, network administration, project management, and fundamental business skills and written communication. In 2004, the Company released course offerings on additional topics such as wireless networks and help desk certification.

In response to consumer needs, the Company developed a multitude of programs that enable students to obtain technical certifications necessary to gain employment in the IT profession. These certification programs include Microsoft Certified System Administrator, Microsoft Certified System Engineer, A+, Network +, Security +, and Cisco Certified Network Administrator. Additionally, the Company has developed English as a second language (ESL) courses for consumers that are popular internationally. In the future, the Company intends to increase course offerings which target consumers, namely in the field of health information management.

The Company has continued to increase its capability to deliver integrated learning solutions including instructor-led and eLearning delivery. Through the Company’s Online LIVE and Online ANYTIME product offerings, the Company has products which offer online access to an array of technology-based training courses and content, in addition to its instructor-led course offerings. The Company’s eLearning products have been well received, primarily because eLearning products provide customers the ability for mobile and remote workers to access training through web-conferencing software and self-paced content libraries. Additionally, eLearning products are typically less expensive than traditional, instructor-led training and more cost effective.

In addition to eLearning product offerings, the Company has invested in excess of $2,800 in its proprietary Integrated Learning Manager and expects to invest an additional $550 in 2004. The Integrated Learning Manager enables employers to create employee training plans and monitor employee performance on a real time basis.

The Company has also focused on its ability to deliver the highest quality training in the industry. To monitor the quality of instruction, the Company utilizes Metrics That Matter scores, which are independent student satisfaction surveys conducted at each of Microsoft’s Certified Partner Learning Solutions centers. At December 31, 2003 New Horizons had more centers ranked in the top twenty in overall customer satisfaction than all other training centers combined.

Successful product development materializes into customer demand for New Horizons training products. The Company analyzes two key performance indicators in judging the demand for New Horizons training products. These key performance indicators include non-eLearning courseware sales and system-wide sales comparisons.

Non-eLearning courseware sales are comprised primarily of physical courseware and other class materials, such as kits and books, sold to the franchise network. The Company views these figures as an indicator of the sales and delivery volume occurring throughout the franchise network.

Non-eLearning courseware sales for the years ended December 31, 2003, 2002, and 2001 are illustrated in the table below:

	2003	2002	2001

Non-eLearning courseware sales	$13,557	$15,797	$12,496

System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. Same center revenues represent revenues from company-owned training centers and franchises open during both periods of comparison. Total system-wide revenues for the years ended December 31, 2003, 2002 and 2001 are illustrated in the table below:

	2003	2002	2001

Total system-wide revenues	$393,678	$428,768	$511,814

Total system-wide same center revenues are illustrated in the table below:

	2003 vs. 2002		2002 vs. 2001

	2003	2002	2002	2001

System-wide same center revenues	$384,920	$409,334	$425,444	$489,601

RESULTS OF OPERATIONS 2003 VERSUS 2002

Revenues

Revenues totaled $139,155 during the year ended December 31, 2003, an increase of $3,452 from $135,703 during the same period in 2002. The increase in revenue is the result of the net effect of a revenue increase at company-owned training centers of $5,894 and a decrease in franchising revenue of $2,442.

Company-Owned Training Centers

Company-owned training centers earned revenue of $100,933 in the year ended December 31, 2003, an increase of $5,894, or 6%, from $95,039 during the same period in 2002. The increase in company-owned training center revenue is due to increased consumer and eLearning product sales, partially offset by weak demand in the small-to-medium business segment.

Increases in consumer sales are attributable to the success of the Company’s Consumer Segment initiative, which has focused on the creation of courses of study specifically designed to enable consumers to learn skills necessary to become employable as IT professionals, as well as the development and implementation of marketing strategies targeting consumers. Consumer revenue increased approximately 97% in 2003. Consumer sales comprised approximately 28% of company-owned training centers revenue in the year ended December 31, 2003, an increase of 13% from 15% in 2002.

Revenues associated with the Company’s eLearning products, including OnLine LIVE and OnLine ANYTIME, increased $2,058, or 41%, at company-owned training centers during the year ended December 31, 2003, as compared to the same period in 2002, due to continued market penetration.

Franchising Operations

Franchising revenues totaled $38,222 during the year ended December 31, 2003, a decrease of $2,442 as compared to the same period in 2002. The decrease in franchising revenues resulted from decreases in franchise royalties and other courseware sales not associated with eLearning products, net against increases in initial franchise fees and franchise renewal fees and eLearning products.

Initial franchise fees and franchise renewal fees increased $326, primarily due to revenues earned from the Australia, Taiwan, and Germany master franchises or sub-franchises during 2003. During 2002, revenues earned from the India master franchise comprised the only significant revenues earned from master franchises or sub-franchises.

Revenues associated with the sale of the Company’s eLearning products to franchisees, including OnLine LIVE and OnLine ANYTIME, increased 76%. Increases in eLearning product revenues are due to continued market penetration.

Franchise royalties and sales of courseware unaffiliated with eLearning products decreased a combined $4,781, or 13%, resulting from decreased system-wide revenues and lesser demand for IT training domestically.

System-wide Revenues

System-wide revenues totaled $393,678 during the year ended December 31, 2003, a decrease of 8%, or $35,090, from $428,768 during the same period in 2002.

The decrease in system-wide revenues resulted from significant decreases in sales opportunities from small-to-medium businesses and student attendance. These decreases resulted in revenue decreases at North American franchises and franchise closures. North American franchises have not yet replicated revenue increases in the consumer segment in similar proportion to company-owned training centers, and therefore have not mitigated revenue decreases associated with the weakness in small-to-medium business market. As a result, North American franchises suffered revenue decreases in excess of $38,377, or 16%.

System-wide same center sales for the year ended December 31, 2003 totaled $384,920, a decrease of 6%, from $409,334 during the same period in 2002. The decrease is the result of decreased revenues in North American franchise locations, net against moderate same center revenue increases at international franchises of 3% and company-owned training centers of 6%.

Cost of Revenues

Cost of revenues totaled $79,224 during the year ended December 31, 2003, a decrease of $3,083, or 4%, from $82,307 during the same period in 2002. As a percentage of revenues, cost of revenues decreased 4% as a result of higher margins realized on eLearning and consumer sales, combined with benefits from schedule consolidation and headcount reductions, and reductions in depreciation expense of $1,189 resulting from decreases in capital expenditures. These cost benefits were partially offset by losses of $817 recorded in connection with the sub-lease and termination of excess training facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $58,380 during the year ended December 31, 2003, an increase of $697, or 1%, from $57,683 in the same period of 2002. As a percentage of revenues, selling, general and administrative expenses remained relatively stable as compared to 2002. The increase in selling, general and administrative expenses in absolute dollars is the result of increases in expenses incurred in the ELS initiative, and various legal expenses, net against costs savings in sales and marketing expenses associated with company-owned training centers.

The Company’s ELS initiative is designed to facilitate the delivery of IT training to large corporate customers at company-owned and franchised training centers. During 2003, the ELS initiative was expanded to provide enhanced account strategy services and sales support to the franchise network. ELS initiative expenses increased $1,604 during the year ended December 31, 2003.

Sales and marketing expenses at company-owned training centers decreased approximately $649 during the year ended December 31, 2003, as compared to the same period in 2002, resulting from headcount reduction and reduced advertising costs.

Interest Expense

Interest expense totaled $573 for the year ended December 31, 2003, a decrease of $1,752 from $2,325 recorded during the same period in 2002. The decrease is the result of a lesser amount of outstanding debt in 2003 and a decrease in the effective interest rate on the Company’s floating rate debt facility.

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

Due to the lagging domestic economy, corporations, organizations, government, and municipalities decreased their levels of spending on technology and technology-related products, including IT training. Reduced demand caused a significant decrease in the number of student training days delivered, and a corresponding decrease in applications and technical course revenue of $25,196, as well as decreases in other sources of revenue of $1,762. These decreases were partially offset by increased revenue from the Company’s eLearning courses of $3,662.

As a result of an update to its historical studies of student attendance patterns in the fourth quarter of 2002, the Company determined that in certain programs, primarily training vouchers and technical certification programs, students were taking longer to complete classes compared to past historical experience. As a result, the Company adjusted its revenue recognition rates for each of the programs affected. The change in revenue recognition rates resulted in a decrease of $4,383 in revenue as compared to 2001.

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

Impairment of Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator.

Pursuant to SFAS No. 142, the Company completed a transitional impairment test based on the fair values of the Company’s company-owned centers and franchising reporting units as of January 1, 2002. The transitional impairment test resulted in a pretax impairment charge of $27,000 against goodwill related to the company-owned centers reporting unit. The transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in the amount of $17,800, net of tax. The transitional impairment charge was the result of a fundamental change in the measurement of impairment losses resulting from the Company’s adoption of SFAS No. 142.

The Company performed its annual impairment test during the fourth quarter of 2002. As a result of the annual impairment test, the Company recorded a pretax impairment charge of $48,700. The fourth quarter impairment charge was the result of a significant decrease in the fair value of the Company’s company-owned centers reporting unit.

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

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The following critical accounting policies include: (a) accounting estimates made by management that were highly uncertain at the time of estimation, and (b) accounting estimates in which there were a range of potential reasonable estimates the Company could have used in the current period and changes in these estimates are reasonably likely to occur from period to period. Changes in these estimates could potentially have a material impact on the presentation of the Company’s financial position or results of operations.

Revenue Recognition

The Company recognizes revenue for training vouchers, technical tracks and programs, and club arrangements of certain durations based on estimates of how the Company delivers training to customers over the service period. These estimates differ from the straight-line method. Combined, these products comprise a material amount of the Company’s consolidated revenues. Management has determined historical student attendance pattern rates are the best estimate of how the Company will deliver training to customers in the future.

The Company performs historical student attendance analyses on a quarterly basis. In these analyses, the Company reviews 15% of the sales transactions for these products, selected randomly, to determine the number of courses delivered under each arrangement and the time period between each course date and the invoice date. Based on this data, the Company is able to determine the historical rates at which customers have attended class for each product type. In order to provide customers with adequate time to take courses, the Company allows a period of one-year from the date of sale before performing student attendance analyses.

Historical student attendance data from the past eight analyses, or two years of trailing data, are combined to determine the estimates used in revenue recognition.

Due to the use of estimated delivery rates rather than actual delivery, revenue recognition for training vouchers, technical tracks and programs, and club arrangements based on estimated delivery rates could differ materially from that of actual course delivery. Additionally, the Company’s estimates based on historical student attendance patterns may not accurately forecast future attendance patterns.

The continual revision of estimated student attendance rates may result in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.

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

The Company records an allowance for bad debt separately for its franchising and company-owned training centers segments. The franchising segment records an allowance for bad debt each period based upon specifically identified uncollectible receivables, the geographic location of the customer and historical experience of bad debts. The company owned training centers segment records an allowance for bad debt based upon a precentage of outstanding receivables. The percentage applied differs by each of the individual centers within the company-owned training centers segment and is estimated based on each center's historical experience.

The company-owned training centers segment records an allowance for bad debt based upon a percentage of outstanding receivables. The percentage applied differs by each of the individual centers within the company-owned training centers segment and is estimated based on each center’s historical experience.

Deferred Tax Asset

In preparing the consolidated financial statements the Company is required to estimate its income taxes for federal and state purposes. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is established or this allowance is increased in a period, an expense must be included within the tax provision in the consolidated statements of operations.

The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. Taxable income is forecasted over the periods in which the deferred tax assets relate. In order to realize its deferred tax asset balance of $25,585 at December 31, 2003, the Company’s future taxable income must exceed approximately $63,960 over a period of up to thirty years.

Accounting for Goodwill

The goodwill balances attributable to the Company’s franchising and company-owned centers reporting units are tested for impairment annually and also in the event of an impairment indicator. Impairment tests are comprised of two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the reporting unit’s goodwill is considered impaired and the second step of the impairment test is required. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of reporting unit goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess, limited to the carrying amount of reporting unit goodwill.

The Company utilizes outside valuation consultants in determining the fair value of its reporting units. The consultant utilizes both the income approach and the market approach in determining fair value. The consultant’s fair value estimates using the income approach utilize the Company’s best estimates of future operating performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of cash are comprised of sales of IT training courses at company-owned training centers, the sale of master and unit franchise territories, continuing royalties from franchises, courseware sales to franchises, and available credit on the Company’s debt facility with Wells Fargo Bank.

Historically, the Company has been able to fund operations and meet its debt obligations through cash provided by operating activities. Cash provided by operations for the three years ended December 31, 2003, 2002 and 2001 total $12,888, $12,525, and $13,338, respectively. Cash provided from operations during the year ended December 31, 2003 includes $4,488 of income tax refunds related to net operating loss carrybacks for losses associated with the 2002 tax year. Refunds associated with net operating loss carrybacks are unlikely to recur in the near future. Cash provided from operations for the year ended December 31, 2003, excluding such net operating loss carrybacks, totaled $8,400.

The Company’s future obligations consist primarily of its debt facility with Wells Fargo Bank, trade payables and future delivery of IT training courses, a litigation settlement, and off-balance sheet obligations and contractual commitments.

At December 31, 2003, the outstanding balance on the Company’s debt facility totaled $7,566. The debt facility with Wells Fargo Bank requires the Company to maintain minimum financial ratios and contains restrictive covenants including restrictions on the occurrence of additional indebtedness and acquisitions. As of December 31, 2003, the Company was in compliance with all covenants and minimum financial ratios per the credit agreement, except for the minimum quarterly adjusted EBITDA ratio. The Company has received a waiver letter from Wells Fargo Bank waiving the bank’s default rights with respect to the breach. The Company believes its relationship with Wells Fargo is good as of December 31, 2003. Based on this relationship, the Company believes it may have access to additional capital in the future, in the form of debt secured by the assets of the Company.

At December 31, 2003, the Company’s accounts payable and accrued liabilities total a combined $18,880. The Company believes these amounts will be required to be paid in cash during the next year.

Additionally, the Company’s deferred revenue balance, which represents the Company’s obligation to provide future IT training to customers, totals $20,032. The Company believes these obligations will be performed during the next year, requiring cash outflows for incremental delivery costs estimated to approximate $6,010.

The Company has settled litigation related to its discontinued environmental remediation business in the amount of $557. The Company expects this amount will be paid in the first quarter of 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist of purchase commitments and outstanding guarantees and surety bonds.

The Company’s purchase commitments consist of contracts with software vendors for services related to additional software development associated with the Company’s Integrated Learning Manager and minimum purchase commitments with a provider of courseware materials. At December 31, 2003, purchase commitments total $3,060, all of which will require settlement in cash during 2004.

The Company has outstanding guarantees and surety bonds of $650 and $1,083, respectively. Outstanding guarantees pertain to a letter of credit issued to a landlord of a certain company-owned training center as a security deposit. The Company has issued surety bonds on behalf of company-owned training centers and certain franchises to guarantee performance in various states in respect to providing training to consumers. In the event the Company was to abandon training in a state where there is a surety bond, the state agency could draw against the bond to satisfy undelivered training obligations. The Company has not recorded any liability for these guarantees and surety bonds within its financial statements as of December 31, 2003.

The Company’s contractual obligations and commercial cash commitments as of December 31, 2003 are shown below. Commercial commitments include a letter of credit that could result in potential cash outflows if the Company were to default on a lease agreement.

Contractual Obligations

		Operating	Purchase
	Debt	Leases	Commitments	Total

2004	3,000	10,132	3,060	16,192
2005	4,566	9,298	--	13,864
2006	--	8,197	--	8,197
2007	--	7,405	--	7,405
2008	--	6,058	--	6,058
Thereafter	--	18,038	--	18,038

	7,566	59,128	3,060	69,754

Commercial Commitments

Letter of Credit	650
Surety Bonds	1,083

1,733

The nature of the IT training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During 2003, New Horizons spent approximately $4,132 on capital items. Capital expenditures for 2004 are expected to total approximately $4,000.

The Company has never paid cash dividends on its common stock and has no present intention to pay any cash dividends in the foreseeable future.

Management believes that existing capital, anticipated cash flows from operations, and current and anticipated borrowings under its credit facility, will be adequate to support its current and anticipated capital and operating expenditures for the foreseeable future.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2003, which note is incorporated herein by this reference, and is included as part of Item 8 of Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments are included in the Notes to the Consolidated Financial Statements. The Company monitors the risks associated with interest rates and financial instrument positions.

The Company’s primary interest rate risk exposure results from floating rate debt on its credit agreement with Wells Fargo Bank. At December 31, 2003, the Company’s bank debt consisted of floating rate debt. Assuming no changes in the amount of outstanding bank debt, if interest rates were to increase 100 basis points (1.0%) from December 31, 2003 rates, the additional annual expense would approximate $76 before taxes. The Company does not currently hedge its exposure to interest rate risk.

The Company’s risk exposure to fluctuations in foreign currency exchange rates is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages F-1 to F-32 contain the Financial Statements and supplementary data specified for Item 8 of Part II of Form 10-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
     of New Horizons Worldwide, Inc.:

We have audited the accompanying consolidated balance sheet of New Horizons Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Horizons Worldwide, Inc. and subsidiaries as of December 31, 2003, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Irvine, California
February 27, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
New Horizons Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of New Horizons Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and subsidiaries at December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 11, 2003

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$10,850	$5,085
Restricted cash	--	3,500
Accounts receivable, net	14,496	19,627
Inventories	1,283	1,334
Prepaid expenses	7,329	7,526
Refundable income taxes	980	5,459
Deferred tax assets	3,643	2,209
Other current assets	1,299	874

Total current assets	39,880	45,614
Property and equipment, net	14,381	17,278
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,360	1,318
Deferred tax assets, net	21,941	23,061
Notes from officer and director	1,011	1,011
Other assets	1,412	1,297

Total Assets	$98,353	$107,947

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$3,000	$6,504
Accounts payable	4,267	5,072
Deferred revenue	20,032	20,495
Other current liabilities	14,613	18,228

Total current liabilities	41,912	50,299
Long-term debt, excluding current portion	4,566	7,952
Deferred rent	2,278	1,952
Other long-term liabilities	824	374

Total liabilities	49,580	60,577

Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized;
10,635,157 and 10,572,657 shares issued; 10,450,157 and
10,387,657 shares issued and outstanding at
December 31, 2003 and 2002, respectively	106	106
Additional paid-in capital	48,562	48,204
Retained earnings	1,403	358
Treasury stock at cost - 185,000 shares at December 31, 200
and 2002	(1,298)	(1,298)

Total stockholders' equity	48,773	47,370

Total Liabilities & Stockholders' Equity	$98,353	$107,947

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2003, 2002, and 2001
(Dollars in thousands, except per share data)

	2003	2002	2001

Revenues
Franchising
Franchise fees	$1,235	$909	$1,167
Royalties	17,162	19,098	22,415
Courseware sales and other	19,825	20,657	17,981

Total franchising revenues	38,222	40,664	41,563
Company-owned training centers	100,933	95,039	118,336

Total revenues	139,155	135,703	159,899

Cost of revenues	79,224	82,307	85,102
Selling, general and administrative expenses	58,381	57,683	65,999
Impairment of goodwill	--	48,700	--

Operating income (loss)	1,550	(52,987)	8,798
Other income	112	503	2,683
Interest expense	(573)	(2,325)	(1,450)
Investment income	144	189	369

Income (loss) before income taxes and
cumulative effect of change in accounting principle	1,233	(54,620)	10,400
Provision (benefit) for income taxes	437	(18,575)	3,520

Income (loss) from continuing operations	796	(36,045)	6,880
Income (loss) from discontinued operations, net of tax
expense of $171 in 2003 and benefit of $285 in 2001	249	--	(426)

Income (loss) before cumulative effect of change
in accounting principle	1,045	(36,045)	6,454
Cumulative effect of change in accounting principle,
net of tax of $9,200 in 2002	--	(17,800)	--

Net income (loss)	$1,045	$(53,845)	$6,454

Weighted average number of common shares
outstanding - Basic	10,397,357	10,309,937	10,106,653
Weighted average number of common shares
outstanding - Diluted	10,407,865	10,473,704	10,508,519
Basic Earnings Per Share
Income (loss) from continuing operations	$0.08	$(3.49)	$0.68
Income (loss) from discontinued operations	$0.02	$--	$(0.04)
Cumulative per share effect of change in
accounting principle, net of tax	--	$(1.73)	$--
Net income (loss) per share	$0.10	$(5.22)	$0.64
Diluted Earnings Per Share
Income (loss) from continuing operations	$0.08	$(3.49)	$0.65
Income (loss) from discontinued operations	$0.02	$--	$(0.04)
Cumulative per share effect of change in
accounting principle, net of tax	$--	$(1.73)	$--
Net income (loss) per share	$0.10	$(5.22)	$0.61

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002, and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,045	$(53,845)	$6,454
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Cumulative effect of change in accounting principle	--	27,000	--
Deferred tax benefit from cumulative effect of change
in accounting principle	--	(9,200)	--
Impairment of goodwill	--	48,700	--
Depreciation and amortization	6,966	7,738	11,055
Gain on disposal of property and equipment	(2)	(503)	--
Deferred taxes	(484)	(15,359)	1,521
Provision for bad debts	1,429	404	112
(Income) loss on discontinued operations	(420)	--	711
Deferred tax expense (benefit) from discontinued operations	171	--	(285)
Cash provided (used) from the change in:
Accounts receivable	3,702	783	2,261
Inventories	51	183	32
Prepaid expenses and other assets	(347)	(3,985)	(1,633)
Income taxes	4,488	(3,183)	(3,647)
Accounts payable	(806)	1,795	(514)
Deferred revenue	(463)	10,600	(2,222)
Other liabilities	(2,768)	525	(727)
Deferred rent	326	872	220

Net cash provided by operating activities	12,888	12,525	13,338

Cash flows from investing activities:
Cash paid for acquisitions	--	(442)	(24,651)
Additions to property and equipment	(4,132)	(5,035)	(13,814)
Proceeds from sale of property and equipment	65	5,666	--
Cash surrender value of life insurance	(39)	(23)	(31)

Net cash (used in) provided by investing activities	(4,106)	166	(38,496)

Cash flows from financing activities:
Proceeds from exercise of stock options	357	1,092	94
Proceeds from issuance of debt	10,939	--	61,734
Principal payments on debt obligations	(17,813)	(11,275)	(36,108)

Net cash (used in) provided by financing activities	(6,517)	(10,183)	25,720

Net increase in cash and cash equivalents	2,265	2,508	562

Cash and cash equivalents at beginning of period	8,585	6,077	5,515

Cash and cash equivalents at end of period	$10,850	$8,585	$6,077

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$538	$1,622	$1,181

Income taxes	$730	$672	$5,663

Noncash investing and financing activities:
Income tax benefit from the exercise of stock options	$9	$219	$10

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ending December 31, 2003, 2002, and 2001
(Dollars in thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance at January 1, 2001	10,083,038	$101	$42,069	$47,749	$(1,298)	$88,621

Issuance of common stock from exercise of stock options	7,875	--	94	--	--	94

Income tax benefit from the exercise of stock options	--	--	10	--	--	10

Issuance of common stock for acquisitions	306,344	3	4,722	--	--	4,725

Net income	--	--	--	6,454	--	6,454

Balance at December 31, 2001	10,397,257	$104	$46,895	$54,203	$(1,298)	$99,904

Issuance of common stock from exercise of stock options	175,400	2	1,090	--	--	1,092

Income tax benefit from the exercise of stock options	--	--	219	--	--	219

Issuance of common stock for acquisitions	--	--	--	--	--	--

Net loss	--	--	--	(53,845)	--	(53,845)

Balance at December 31, 2002	10,572,657	$106	$48,204	$358	$(1,298)	$47,370

Issuance of common stock from exercise of stock options	62,500	--	349	--	--	349

Income tax benefit from the exercise of stock options	--	--	9	--	--	9

Net income	--	--	--	1,045	--	1,045

Balance at December 31, 2003	10,635,157	$106	$48,562	$1,403	$(1,298)	$48,773

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

1.   Organization and Summary of Significant Accounting Policies

(a)      Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer training centers. The Company’s training centers provide application software and technical certification training to a wide range of individuals and employer-sponsored individuals from national and international public and private corporations, service organizations and government agencies. Additionally, the Company supplies internally developed and externally licensed curriculum and courseware materials to its franchisees. As of December 31, 2003, the Company and its franchisees delivered training in 25 company-owned and 227 franchised locations in 50 countries around the world.

(b)      Principles of Consolidation

The consolidated financial statements include the accounts of New Horizons Worldwide, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in consolidation.

(c)      Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

(d)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company believes its estimates related to revenue recognition, deferred costs, and allowance for uncollectible accounts receivable to be the most sensitive estimates impacting financial position and results of operations. It is at least reasonably possible that a material change to these estimates will occur in the near term. Other significant estimates by management include: impairmant analysis of long-lived assets and goodwill and deferred tax assets. Actual results could differ from these estimates.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

(e)      Cash and Cash Equivalents

Cash and cash equivalents consist of short-term investments with an original maturity of less than 90 days. The carrying amounts of cash and cash equivalents approximate their fair values due to their short maturities.

The Company’s credit agreement (as discussed in Note 3), previously required the Company to maintain minimum cash balances of at least $3.5 million on the last day of each quarterly reporting period. This amount is classified as restricted cash at December 31, 2002. No cash balances were restricted pursuant to the amended credit agreement at December 31, 2003.

(f)      Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts. The Company makes estimates of the collectibility of trade receivables based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and geographic location.

The Company records an allowance for bad debt separately for its franchising and company-owned training centers segments. The franchising segment records an allowance for bad debt each period based upon specifically identified uncollectible receivables, the geographic location of the customer and historical experience of bad debts. The company-owned training centers segment records an allowance for bad debt based upon a percentage of outstanding receivables. The percentage applied differs by each of the individual centers within the company-owned training centers segment and is estimated based on each center's historical experience of bad debts.

(g)      Concentration of Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company invests its cash and cash equivalents in money market accounts with high quality financial institutions.

The Company issues credit to a significant number of customers that are diversified over a wide geographic area. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. The Company does not require collateral from its customers.

For the three years ended December 31, 2003, no single customer accounted for greater than 10% of consolidated revenues.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

(h)      Revenue Recognition

The Company earns revenue through its franchising operations and from the delivery of instructor-led and eLearning training courses by its company-owned training centers.

Franchising Operations

Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for eLearning courses, and administration fees for courses delivered pursuant to the Company’s Enterprise Learning Solutions (ELS) initiative, a program to service large corporate customers.

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

The Company sells both licensed and internally developed courseware materials and curriculum to its franchisees. Courseware sales are recognized upon shipment. The Company utilizes a third party for the production of courseware items and fulfillment of orders placed by franchisees. Franchisees may order courseware materials and curriculum through the Company or directly through the fulfillment house. In transactions where the Company acts as a principal, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns, revenue is recognized on a gross basis. In cases where the Company acts as an agent or broker and is compensated on a commission or fee basis, revenue is recognized on a net basis.

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
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

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

Instructor-led learning programs allow students to choose from several options, including training vouchers, club memberships, technical certification programs, individual classes, and bootcamps.

Training vouchers represent a contract for services that allows the customer to send attendees to instructor-led classes during a finite period of time for a fixed price. Revenue associated with training vouchers are recognized over the period of time the voucher is valid using rates that represent the historical utilization of the training vouchers.

Club memberships allow the club member to attend as many classes as they choose during a finite period of time for a fixed price. Revenue associated with club memberships is recognized over the membership period using rates that historically approximate the manner in which courses are taken by club members.

Technical certification programs are a sequence of courses designed to allow the customers to complete the curriculum necessary to prepare them to pass tests required to achieve certain technical certifications. Revenue associated with technical certification programs are recognized over a period of time based on rates that historically approximate the manner in which the technical certification programs are delivered.

Individual classes allow students to take single classes at a fixed price. Revenue for individual classes is recognized upon delivery. Individual classes are typically short in duration, not exceeding five class days.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

Bootcamps are similar to an individual class delivered over an extended period of time. Bootcamps are typically delivered over periods exceeding one month in duration and contain curriculum covering several individual class offerings. Bootcamps are recognized to revenue over the delivery period on a straight-line basis.

eLearning programs are delivered through the Company’s Online LIVE and Online ANYTIME products.

Online LIVE courses are synchronous, interactive virtual classrooms delivered over the Internet. Online LIVE revenue is recognized upon delivery.

Online ANYTIME courses are asynchronous, self-paced classes that are delivered over the Internet over a defined period. Online ANYTIME course revenue is recognized on a straight-line basis over the service period.

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

(i)      Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis, based upon the estimated useful lives of the various asset classes. The estimated useful lives are as follows:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

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

(j)      Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method. Inventories consist primarily of courseware materials, books, and kits.

(k)      Valuation of Long-lived Assets

Pursuant to Statement of Financial Accounting Standard (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company performs impairment tests on its long-lived assets if an event or circumstance indicates that the carrying amount of the long-lived assets may not be recoverable. Impairment tests are comprised of two stages, determination of impairment and calculation of impairment loss. In the first step, the carrying amount of a long-lived asset or intangible asset is compared to its future estimated undiscounted cash flows. If the carrying value of the long-lived asset group is not recoverable from its undiscounted cash flows, the long-lived asset group is deemed to be impaired and the second step of the impairment test is performed. In the second step, the impairment loss is measured as the difference between the carrying amount of the asset group and its fair value.

(l)      Goodwill

Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill as of January 1, 2002. The goodwill balances attributable to the Company’s franchising and company-owned centers reporting units are tested for impairment annually as of December 31 of each year and also in the event of an impairment indicator. Impairment tests are comprised of two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the reporting unit’s goodwill is considered impaired and the second step of the impairment test is required. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of reporting unit goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess, limited to the carrying amount of reporting unit goodwill.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

The Company utilizes an outside valuation consultant in determining the fair value of its reporting units. The consultant utilizes both the income approach and the market approach in determining fair value. The Company accepts the fair values of the reporting units, as determined by the consultant, and utilizes these values within the impairment analyses.

Upon the adoption of SFAS No. 142 as of January 1, 2002, the Company recorded a transitional goodwill impairment charge, presented as a cumulative change in accounting principle, in the amount of $17,800, net of taxes of $9,200.

Additionally, the Company recorded a pretax goodwill impairment charge of $48,700 during the fourth quarter of 2002 as a result of annual impairment testing.

(m)      Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets to the extent the Company believes it is more likely than not that those assets will not be realized through future taxable income.

(n)      Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees,” including related interpretations, and follows the disclosure-only provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure.”

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 10. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation.

	2003	2002	2001

Net income (loss), as reported	$1,045	$(53,845)	$6,454

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,026)	(2,269)	(1,191)

Pro forma net income (loss)	$19	$(56,114)	$5,263

Basic Earnings Per Share
As reported	$0.10	$(5.22)	$0.64
Pro forma	$0.00	$(5.44)	$0.52

Diluted Earnings Per Share
As reported	$0.10	$(5.22)	$0.61
Pro forma	$0.00	$(5.44)	$0.50

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming risk-free interest rates of 2.3% — 3.3%, volatility of 67%, and zero dividend yield for 2003; a risk-free interest rate of 4.2% volatility of 67%, and zero dividend yield for 2002; a risk-free interest rate of 4.0%, volatility of 55%, and zero dividend yield for 2001, with expected lives of four to ten years.

(o)      Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. For the three years ended December 31, 2003, there was no difference between the Company’s net income (loss) and comprehensive income (loss).

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

(p)      Earnings Per Share

The Company calculates earnings per share (EPS) pursuant to SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic EPS is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

Warrants and stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would be anti-dilutive totaled 18,968,448, 22,601,363, and 17,227,161 at December 31, 2003, 2002, and 2001, respectively.

(q)      Fair Value of Financial Instruments

The Company’s consolidated balance sheets include the following financial instruments: trade accounts receivable, trade accounts payable, notes receivable, and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization. The interest rates on notes receivable from franchisees and long-term debt approximate current market rates.

(r)      Deferred Costs

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

(s)      Deferred Rent

The Company recognizes rent expense on a straight-line basis and records deferred rent based on the difference between cash paid and straight-line expense.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

(t)      New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on the consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the consolidated results of operations, consolidated financial position or consolidated cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends certain other existing pronouncements.  The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements.

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

FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

As noted above, the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the year ended December 31, 2003, the Company has not recorded any amounts within its consolidated financial statements related to any guarantees within the scope of FIN 45.

2.   Allowance For Doubtful Accounts

Accounts receivable has been presented net of an allowance for doubtful accounts. Allowance for doubtful accounts includes the following:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

	2003	2002	2001

Balance, beginning of year	$1,233	$829	$717
Provisions	1,856	886	419
Deductions	(785)	(482)	(307)
Reclassifications	358	--	--

Balance, end of year	$2,662	$1,233	$829

3.   Debt

On February 27, 2003 and as amended December 16, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loan of $1,500. As of December 31, 2003, the term loan has a total commitment equal to its outstanding balance of $7,566. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity on February 15, 2005. The revolving loan has a total commitment of $1,500 under which loans are available through maturity and which $0 was outstanding as of December 31, 2003. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit is outstanding under the revolving loan as of December 31, 2003 for $650. At December 31, 2003, $850 was available under the Wells Fargo Credit Agreement.

Interest related to the Wells Fargo Credit Agreement is paid monthly, bimonthly, or quarterly and is based on the “Base Rate” or “Eurodollar Base Rate,” whichever is applicable to the loan, plus margins based on Adjusted EBITDA, as defined in the agreement. The Base Rate is a daily fluctuating rate per annum equal to the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. The Eurodollar Base Rate is the rate per annum for United States dollar deposits equal to the Inter-Bank Market Offered Rate, which approximates the London Inter-Bank Market rate plus 2.75%. Commitment fees of 0.5%, are paid quarterly for any unused portion of the revolving loan commitment. The effective rate of the term loan as of December 31, 2003 was 4.05%.

The Wells Fargo Credit Agreement, as amended, requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness and acquisitions. Prior to the amendment of the Wells Fargo Credit Agreement, the debt facility required the maintenance of a minimum of $3,500 in cash at the end of each quarter. Accordingly, the Company has presented $3,500 as restricted cash as of December 31, 2002.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

As of December 31, 2003 the Company was in compliance with all covenants per the agreement except for the minimum quarterly adjusted EBITDA ratio. The Company received a letter from Wells Fargo Bank, National Association, dated March 9, 2004, waiving the bank’s default rights with respect to the breach during the quarter ended December 31, 2003.

The Wells Fargo Credit Agreement is secured by the Company’s cash and cash equivalents, accounts receivable, intangible assets, and investments, if any.

Upon the closing of the Wells Fargo Credit Agreement, the Company drew $10,639 against the term loan and $300 against the revolving loan. The loan proceeds from the Wells Fargo Credit Agreement, plus an additional $3,500 of cash on-hand were utilized to repay all outstanding principal and interest balances on the Company’s former credit facility, with Bank of America, N.A. as agent, dated April 25, 2001, and amended January 31, 2002.

	2003	2002

Term loan with bank	$7,566	$14,139
Revolving line of credit with bank	--	300
Amounts due under capital leases with effective interest rates ranging from 8.5% to 14.6% per annum	--	17

	7,566	14,456

Less: Current portion	(3,000)	(6,504)

	$4,566	$7,952

The following is a summary of future payments required under the above obligations:

2004	$3,000
2005	4,566

$7,566

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

4.   Property and Equipment

Property and equipment are comprised of the following:

	2003	2002

Leasehold improvements	$5,680	$5,575
Equipment and software	21,720	36,589
Furniture & fixtures	6,196	7,651

	33,596	49,815
Less: Accumulated depreciation and amortization	(19,215)	(32,537)

	$14,381	$17,278

5.   Goodwill

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002 and performs periodic testing for impairment. The following table presents the impact of SFAS No. 142 on net income and earnings per share, net of tax, had the standard been in effect for all periods presented:

	2003	2002	2001

Reported net income (loss)	$1,045	$(53,845)	$6,454
Amortization of goodwill	--	--	2,174

Adjusted net income (loss)	$1,045	$(53,845)	$8,628

Basic Earnings Per Share:
Reported net income (loss)	$0.10	$(5.22)	$0.64
Goodwill amortization	$--	$--	$0.21
Adjusted basic earnings (loss) per share	$0.10	$(5.22)	$0.85

Diluted Earnings Per Share:
Reported net income (loss)	$0.10	$(5.22)	$0.61
Goodwill amortization	$--	$--	$0.21
Adjusted basic earnings (loss) per share	$0.10	$(5.22)	$0.82

In accordance with SFAS No. 142, in 2002 the Company recorded a transitional impairment charge of $27,000 against goodwill held at the company-owned locations reporting unit. The charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes of $9,200, during the year ended December 31, 2002. The fair value of each reporting unit was obtained through an outside valuation consultant. The consultant considered both the income approach and the market approach in determining fair value.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

Additionally, as a result of annual impairment testing, the Company recorded a pretax goodwill impairment charge of $48,700 during the fourth quarter of 2002 against goodwill held at the company-owned centers reporting unit. The impairment loss was generally a result of the negative impact of the continued soft economy on the Company’s operations. The fair value of each reporting unit was determined through the use of an outside independent valuation consultant. The consultant considered both the income approach and market approach in determining fair value.

The Company does not have any identifiable intangible assets subject to amortization or identifiable intangible assets with indefinite lives.

6.   Income Taxes

Income tax expense for the periods below differs from the amounts computed by applying the United States federal income tax rate of 35% to pretax income as a result of the following:

	2003	2002	2001

Computed "expected" tax expense	$432	$(19,117)	$3,640
Amortization of goodwill	--	1,853	147
State and local tax expense, net of federal income tax effect	82	(2,370)	577
Foreign taxes	--	969	--
Discontinued operations	--	--	(841)
Other	(77)	90	(3)

Income tax expense (benefit) from continuing operations	$437	$(18,575)	$3,520

Effective rates	35.4%	34.0%	33.8%

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

	2003	2002	2001

Income tax expense consists of:
Federal:
Deferred	$(357)	$(4,991)	$693
Current	(148)	(11,189)	1,215
State and local:
Deferred	44	525	439
Current	95	(4,170)	449
Foreign	803	1,250	724

Income tax expense (benefit) from continuing operations	$437	$(18,575)	$3,520

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002

Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,160	$780
Reserve for uninsured losses and litigation	244	412
Accrued expenses	859	979
Property and equipment, principally due to differences in depreciation	15	1,078
Foreign tax credit carry forward	1,051	247
Deferred revenue	308	503
Net operating loss	3,584	876
Deferred rent	576	157
Other	268	261
Goodwill	19,881	21,994

	$27,946	$27,287

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

	2003	2002

Deferred tax liabilities:
Prepaid expenses	$128	$466
State deferred taxes	2,095	1,412
Other	139	139

	$2,362	$2,017

Net deferred income taxes	$25,584	$25,270

7.   Prepaid Expenses

Prepaid expenses are comprised of the following:

	2003	2002

Deferred costs	$4,331	$4,864
Prepaid expenses	2,109	1,872
Prepaid rent	889	790

	$7,329	$7,526

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

8.   Other Assets

Other assets are comprised of the following:

	2003	2002

Notes receivable from franchisees	1,522	1,041
Other	1,189	1,130

	2,711	2,171
Less: Current portion of notes receivable	(1,299)	(874)

	$1,412	$1,297

9.   Related Party Transactions

The notes receivable from officer and director are demand notes. The Company does not intend to demand repayment of these notes during 2004. Currently, all notes receivable from officer and director are non-interest bearing.

Of the notes, $711 are collateralized by the proceeds from certain life insurance policies. These notes accrued interest at market rates until January 2000, at which time the notes were modified pursuant to oral agreements between the Company and director.

The remaining $300 note receivable from an officer relates to a non-interest bearing loan in connection with an officer’s relocation expenses.

10.   Other Current Liabilities

Other current liabilities are comprised of the following:

	2003	2002

Accounts payable to franchisees	$2,664	$6,028
Salaries, wages and commissions payable	4,687	3,165
Royalties and fees payable to courseware partners	3,602	3,209
Accrued operating expenses and other liabilities	3,660	5,826

	$14,613	$18,228

11.   Employee Savings Plan

The Company established the New Horizons Worldwide, Inc. 401(k) Retirement Savings Plan (the Plan) in 1995. Essentially all of the Company’s employees are eligible to participate. The Plan was established in 1995 and through December 31, 1998, was non-contributory. From 1999 to 2001, the Company elected to match 25% of the employees’ contributions. The Company did not match employee contributions in 2002 or 2003.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

12.   Stock Option Plans

The Company maintains a Key Employee Stock Option Plan and an Omnibus Equity Plan which provide for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. The Key Employee Stock Option Plan, which expired in 1999, had provided for the granting of options to purchase up to 1,500,000 shares of common stock. The current Omnibus Equity Plan provides for the granting of options to purchase up to 2,250,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted, or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company’s common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price. All options were granted at fair market value at dates of grant.

Independent directors of the Company currently hold options to acquire a total of 350,583 shares pursuant to option plans and agreements, including 63,333 and 96,000 awarded in 2003 and 2002, respectively, under the Company’s Omnibus Equity Plan. The exercise price under all such options was equal to the fair market value as of the date of grant.

Changes in shares, under all current and former plans and other arrangements, for the three years ended December 31, 2003 are summarized as follows:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,287,899	$9.76	1,617,374	$10.90	1,378,874	$10.39
Granted	78,333	4.25	1,160,300	8.59	276,250	13.79
Exercised	(62,500)	5.60	(175,400)	6.23	(7,875)	11.97
Canceled	(335,700)	11.23	(314,375)	13.29	(29,875)	13.91

Outstanding, end of year	1,968,032	9.42	2,287,899	9.76	1,617,374	10.90

Options exercisable, end of year	1,281,778	$9.34	960,099	$10.05	1,073,724	$9.61

Weighted average fair value of options granted during the year	$2.57	$5.82	$7.65

Outstanding stock options at December 31, 2003 consist of the following:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
Range of Exercise				Remaining	Average		Average
Prices			Shares	Life (Years)	Price	Shares	Price

$2.51			2,000	9.5	$2.51	--	$--
3.80	-	5.60	63,000	4.3	3.88	60,000	3.88
5.80	-	8.01	943,358	4.8	6.78	646,889	6.70
8.85	-	13.03	557,299	3.9	10.98	259,864	10.99
13.38	-	18.88	402,375	2.2	14.36	315,025	14.41

$2.51	-	18.88	1,968,032	4.0	$9.42	1,281,778	$9.34

As of December 31, 2003, there were 724,217 shares of common stock under the Omnibus Equity Plan that were available for future grant.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

13.   Commitments and Contingencies

(a)      Leases

The Company leases its offices, training facilities and certain equipment under operating lease obligations. Operating leases expire on various dates through 2014.

Under the terms of the leases, future minimum commitments at December 31, 2003 are as follows:

Operating Leases
2004	$10,132
2005	9,298
2006	8,197
2007	7,405
2008	6,058
2009 & after	18,038

$59,128

Rent expense was $11,083, $11,384, and $9,421 for 2003, 2002, and 2001, respectively.

(b)      Purchase Commitment

The Company has entered into a contract with a provider to purchase $3,000 in courseware through June 30, 2004.

(c)      Litigation

The Company has accrued approximately $557 related to residual environmental liabilities retained from the sale of its environmental remediation business in 1996 (Note 15).

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

(d)      Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party. In connection with the company-owned training centers, the Company has obtained surety bonds totaling $1,083 to guarantee performance in various states with respect to providing training to consumers. In the event the Company was to abandon training in a state where there is a surety bond, the state agency could draw against the bond to satisfy undelivered training obligations. The Company agrees to indemnify its franchisees against any trademark infringement claims that may arise out of their use of the New Horizons’ trademark. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

(e)      Letter of Credit

The Company has an outstanding letter of credit, under which it may be required to make payments to a guaranteed or indemnified party. At December 31, 2003, the outstanding letter of credit, which expires in 2014, totaled $650. The Company has not recorded any liability for these guarantees and indemnities in the consolidated financial statements.

14.   Acquisitions

(a)      Indianapolis

On January 31, 2001, the Company purchased the Indianapolis, Indiana franchise. The consideration paid included $4,926 in cash, net of cash acquired. The selling shareholders received additional cash consideration upon achieving certain operating performance targets of $442. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. The acquisition resulted in goodwill of $5,306.

(b)      Atlanta

On April 2, 2001, the Company purchased the assets of the Atlanta, Georgia franchise. The consideration paid included $15,703 in cash, net of cash acquired, and 113,984 shares of the Company’s common stock valued at $1,652. The acquisition has been recorded using the purchase method of accounting and the operating results have been included in the Company’s financial statements from the date of acquisition. The acquisition resulted in goodwill of $18,005.

(c)     Additional Consideration

During the twelve months ended December 31, 2003, the Company provided additional consideration for previous acquisitions consisting of $4,651 in cash and 132,501 shares of the Company's stock valued at $2,074 upon the acquired entities meeting certain operating performance targets.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

(d)      Pro Forma Results

The operating results for the Indianapolis and Atlanta centers have been included within the Company’s operating results from the date of acquisition. If the Company had acquired the Indianapolis and Atlanta franchises as of January 1, 2001, the Company’s revenue, net income, and earnings per share would have approximated the following:

2001

Revenue	$163,992
Net income	$6,852
Earnings per share - Basic	$0.67
Earnings per share - Diluted	$0.64

15.  Discontinued Operations

1n 1996, the Company sold its environmental remediation business. As a condition of the sale, the Company indemnified the purchasers of certain environmental liabilities existing as of the date of sale.

In 2001, the Company recorded a loss from discontinued operations of $426, net of taxes of $285, to increase its estimated costs to resolve these environmental liabilities.

In 2004, the Company reached a preliminary settlement agreement to settle the aforementioned environmental liabilities and recorded income from discontinued operations of $249, net of taxes of $171, as a result of reducing a previously recorded accrual of $1,030 for estimated costs to resolve these environmental liabilities to the preliminary settlement amount of $557.

The aggregate liabilities of $557 and $1,030 related to discontinued operations are included in other liabilities at December 31, 2003 and 2002, respectively.

16.   Other Income

During the fourth quarter of 2003, the Company recorded a gain of $112 associated with the sale of an international business opportunity. The consideration for the sale, consummated in 2000, consisted of notes receivable that were fully reserved for as of the date of the transaction. The gain recorded in 2003 represents cash payments on such notes received in 2003.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

In 2002, the Company sold 8.3 acres of undeveloped land in Santa Ana, California and realized a gain of $503. The net sales proceeds of $5,666 were used to reduce its debt with its lenders.

In 2001, the Company recorded a gain of $1,203, representing its portion of the proceeds from the sale of a joint venture. The Company received the right to a portion of the proceeds from the future sale of the joint venture in 1996 as partial consideration for the sale of its environmental remediation business.

Additionally in 2001, the Company recorded a gain of $1,480 resulting from the net increase in the carrying value of certain assets received as consideration from the sale of its environmental remediation business. The increase in carrying value was realized substantially in the form of cash received.

17.   Segment Reporting

        The Company’s business units have been aggregated into two reportable segments, company owned training centers and franchising. The two segments are managed separately due to differences in their sources of revenues and services offered. The company-owned training centers segment operates wholly-owned computer training centers in the United States and earns revenues from the delivery of IT training courses. The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees. The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

        Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

For the year ended December 31, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$100,933	$38,222	$--	$139,155
Inter-segment revenues	--	8,246	--	8,246
Depreciation and amortization	3,590	3,376	--	6,966
Interest expense	573	--	--	573
Investment income	72	72	--	144
Income tax (benefit) provision	(288)	725	--	437
Income (loss) from continuing operations before taxes	(725)	1,958	--	1,233
Income from discontinued operations, net of taxes	--	--	249	249
Net income	(437)	1,233	249	1,045
Accounts receivable	6,622	7,834	40	14,496
Net deferred tax asset	25,363	221	--	25,584
Total assets	58,310	23,323	17,720	99,353
Capital expenditures	2,232	1,900	--	4,132

For the year ended December 31, 2002:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$95,039	$40,664	$--	$135,703
Inter-segment revenues	--	6,985	--	6,985
Goodwill impairment	48,700	--	--	48,700
Depreciation and amortization	4,781	2,957	--	7,738
Interest expense	2,318	7	--	2,325
Investment income	97	92	--	189
Net (loss) income from continuing operations before income taxes	(62,941)	8,321	--	(54,620)
Income tax (benefit) provision	(21,595)	3,020	--	(18,575)
Cumulative effect of change in accounting principle, net of taxes	(17,800)	--	--	(17,800)
Net income	(59,146)	5,301	--	(53,845)
Accounts receivable	8,821	10,788	18	19,627
Net deferred tax asset	24,514	756	--	25,270
Total assets	82,958	20,238	4,751	107,947
Capital expenditures	2,208	2,827	--	5,035

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

For the year ended December 31, 2001:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$118,336	$41,563	$--	$159,899
Inter-segment revenues	--	--
Depreciation	5,302	2,130	--	7,432
Amortization	3,580	43	--	3,623
Other income	--	--	2,683	2,683
Interest expense	1,450	--	--	1,450
Investment income	72	297	--	369
Net income from continuing operations before income taxes	(2,222)	(12,622)	--	10,400
Income tax (benefit) provision	(26)	3,546	--	3,520
Net (loss) income from continuing operations	(2,196)	9,076	--	6,880
Loss from discontinued operations, net of taxes	--	--	(426)	(426)
Net income	(2,196)	9,076	(426)	6,454
Accounts receivable	9,899	10,908	7	20,814
Total assets	124,963	29,014	6,183	160,160
Capital expenditures	7,642	6,172	--	13,814

18.   Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for continuing operations for 2003 and 2002 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2003
Revenues	$35,827	$35,958	$35,030	$32,340
Operating income (loss)	443	747	1,232	(871)
Net income	166	382	682	(185)
Basic earnings per share	0.02	0.04	0.07	(0.02)
Diluted earnings per share	0.02	0.04	0.07	(0.02)

Year ended December 31, 2002
Revenues	$34,541	$36,225	$35,178	$29,759
Operating income (loss)	506	1,074	(513)	(54,054)
Net (loss) income	(17,726)	372	(564)	(35,927)
Basic earnings per share	(1.73)	0.04	(0.05)	(3.46)
Diluted earnings per share	(1.68)	0.04	(0.05)	(3.46)

During the fourth quarter of 2003, the Company recorded a pre-tax charge of $1,288 to increase its reserve for uncollectible acccounts.

During the fourth quarter of 2002, the Company recorded a pre-tax charge of $48,700 related to the impairment of goodwill (See Note 5).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8–K on April 16‚ 2003‚ Deloitte & Touche LLP (D&T) notified the Company that D&T would not stand for reappointment as the Company's independent auditors. On May 2, 2003, the client-auditor relationship between the Company and D&T ceased.

The reports of D&T on the consolidated financial statements for the years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, aor accounting principle. In addition, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D&T, would have caused it to make reference thereto in its report on the financial statements for such years.

During the years ending December 31, 2002 and through the period ending May 2, 2003, there were no reportable events (as defined in Regulation S–K Item 304(a)(1)(v)), other than that described in Item 14 of the Company's Annual Report on Form 10–K for the year ended December 31, 2002. In connection with their audit of the Company's financial statements as of and for the year ending December 31, 2002, D&T identified certain deficiencies in the Company's internal control procedures that D&T considered to be a material weakness. In March 2003, D&T advised the Audit Committee that it had identified certain deficiencies in the Company's ability to timely and accurately produce data that supports its revenue recognition rates for certain of its learning programs. These matters were discussed with D&T and the Audit Committee of the Company's Board of Directors, as well as Grant Thornton LLP, the Company's new independent auditors. To address the material weakness, the Company has devoted additional resources and made certain additional procedural changes.

ITEM 9A.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Report (the "Evaluation Date"), the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i)	the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii)	the Company's disclosure controls and procedures are effective

There has been no change in the internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

EXECUTIVE OFFICERS OF THE REGISTRANT*

The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

NAME	AGE	POSITION
Curtis Lee Smith, Jr	76	Chairman of the Board

Thomas J. Bresnan	51	President and Chief Executive Officer

Stuart O. Smith	71	Vice Chairman of the Board and Secretary

Martin G. Bean	39	Chief Operating Officer

Robert S. McMillan	52	Vice President, Treasurer and Chief
		Financial Officer

*The description of executive officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Set forth below is a brief description of the background of those executive officers of the Company who are not Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The information required by this Item 10 is incorporated by reference to the information set forth under the captions “Board of Directors and Committees”, in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A. (See Item 5 for the disclosure required by Item 201(d) of Regulation S-K.)

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers”, “Board of Directors and Committees”, “Compensation Committee Report on Executive Compensation”, and “Stockholder Return Performance Presentation”, in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A. (See Item 5 for the disclosure required by Item 201(d) of Regulation S-K.)

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption “Certain Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Independent Auditors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

Page

Reports of Independent Auditors	F-1 to F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 to F-32

(a) (2)	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (9)

3.2	Amended and restated By-laws of the Registrant (9)

4.1	Specimen Certificate for Share of Common Stock, $.01 par value, of the Registrant (5)

4.2	Credit Agreement, dated February 27, 2003, between the Registrant and Wells Fargo Bank, N.A. (13)

4.3	Amendment No. 1, dated December 16, 2003 to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A. *

4.4	Waiver, dated March 9, 2004, to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A. *

10.1†	Omnibus Equity Plan of the Registrant (2)

10.2†	Amendment No. 1 dated March 15, 2002 to the Omnibus Equity Plan of the Registrant (11)

10.3†	Form of Stock Option Agreement executed by employee recipients of options under Omnibus Equity Plan (7)

10.4†	Key Employees Stock Option Plan of the Registrant (1)

10.5†	Amendment No. 1 to the Key Employees Stock Option Plan of the Registrant (5)

10.6†	Stock Option Agreement dated January 22, 1998, between the Registrant and Robert S. McMillan based on performance criteria (4)

10.7†	Outside Directors Stock Option Plan of the Registrant (1)

10.8†	Amendment No. 1 to the Outside Directors Stock Option Plan of the Registrant (5)

10.9†	Stock Option Agreement dated September 19, 1996, between the Registrant and David A. Goldfinger (2)

10.10†	Stock Option Agreement dated September 19, 1996, between the Registrant and William Heller (2)

10.11†	Stock Option Agreement dated September 19, 1996, between the Registrant and Scott R. Wilson (2)

10.12†	Form of Stock Option Agreement executed by non-employee Director recipients of options under Omnibus Equity Plan (13)

10.13†	Form of Indemnity Agreement with Directors and Officers of the Registrant (5)

10.14†	New Horizons Worldwide 401(k) Profit Sharing Trust and Plan (10)

10.15†	Warrants for the purchase of 43,750 shares of Common Stock, $.01 par value per share, of the Registrant issued to The Nassau Group, Inc. - December 31, 1997 (3)

10.16†	Relocation agreement dated July 27, 1999, between the Registrant and Thomas J. Bresnan (6)

10.17†	Promissory note dated August 31, 1999, between the Registrant and Thomas J. Bresnan (7)

10.18†	Amendment dated January 4, 2000, to relocation agreement between the Registrant and Thomas J. Bresnan (7)

10.19†	Amended Promissory Note, dated July 29, 2002, between the Registrant and Thomas J. Bresnan (11)

10.20†	Severance agreement dated January 4, 2000, between the Registrant and Robert S. McMillan (7)

10.21†	Employment Agreement dated January 7, 2002, between the Registrant and Martin G. Bean (10)

10.22†	Lease Agreement dated February 15, 2000, between New Horizons Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Registrant (7)

10.23	Lease Agreement dated April 27, 2000, between New Horizons Worldwide, Inc. and 1114 Trizechahn-Swig, guaranteed by the Registrant (8)

21.1	Subsidiaries to the Registrant *

23.1	Consent of Grant Thornton LLP *

23.2	Consent of Deloitte & Touche LLP *

31.1	Rule 13a – 14(a) Certification of the Company’s Chief Financial Officer **

31.2	Rule 13a – 14(a) Certification of the Company’s Chief Executive Officer **

32.1	Section 1350 Certification of the Company’s Chief Financial Officer **

32.2	Section 1350 Certification of the Company’s Chief Executive Officer **

(1)	Incorporated herein by reference to the appropriate exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-28798).

(2)	Incorporated herein by reference to the appropriate exhibits to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56585).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(9)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(10)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(11)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(12)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(13)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

* Filed herewith

** Furnished herewith

† Compensatory plan or arrangement

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized at Anaheim, California this 15th day of March 2004.

By: /s/ Thomas J. Bresnan
Thomas J. Bresnan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Thomas J. Bresnan	Chief Executive Officer
Thomas J. Bresnan	(Principal Executive Officer)

/s/ Robert S. McMillan	Vice President, Treasurer and
Robert S. McMillan	Chief Financial Officer (Principal Financial
and Accounting Officer)

/s/ Curtis Lee Smith, Jr	Chairman
Curtis Lee Smith, Jr

/s/ Stuart O. Smith	Director
Stuart O. Smith

/s/ David A. Goldfinger	Director
David A. Goldfinger

/s/ Richard L. Osborne	Director
Richard L. Osborne

/s/ Scott R. Wilson	Director
Scott R. Wilson

/s/ William H. Heller	Director
William H. Heller

/s/ Martin G. Bean	Director
Martin G. Bean

/s/ Ching Yuen Yau	Director
Ching Yuen Yau (a.k.a. Sam Yau)