Form 10-Q
period 2004-03-31
NEW HORIZONS WORLDWIDE INC
filed 2004-05-10
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2004

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

Number of shares of common stock outstanding at March 31, 2004: 10,451,158

PART I. ITEM 1 FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$8,325	$10,850
Accounts receivable, net	14,983	14,496
Inventories	1,368	1,283
Prepaid expenses	7,587	7,329
Refundable income taxes	759	980
Deferred tax assets	3,643	3,643
Other current assets	1,315	1,299

Total current assets	37,980	39,880

Property and equipment, net	13,369	14,381
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,360	1,360
Deferred tax assets, net	21,941	21,941
Notes from officers and director	1,011	1,011
Other assets	1,363	1,412

Total Assets	$95,392	$98,353

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$6,671	$3,000
Accounts payable	4,020	4,267
Deferred revenue	19,039	20,032
Other current liabilities	14,045	14,613

Total current liabilities	43,775	41,912

Long-term debt, excluding current portion	--	4,566
Deferred rent	2,277	2,278
Other long-term liabilities	773	824

Total liabilities	46,825	49,580

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized;
10,636,158 shares issued; 10,451,158 and 10,450,157
shares issued and outstanding at March 31, 2004
and December 31, 2003, respectively	106	106
Additional paid-in capital	48,569	48,562
Retained earnings	1,190	1,403
Treasury stock at cost - 185,000 shares at March 31, 2004
and December 31, 2003	(1,298)	(1,298)

Total stockholders' equity	48,567	48,773

Total Liabilities & Stockholders' Equity	$95,392	$98,353

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2004	2003

Revenues
Franchising
Franchise fees	$480	$304
Royalties	4,046	4,245
Courseware sales and other	5,122	5,030

Total franchising revenues	9,648	9,579

Company-owned training centers	23,615	26,248

Total revenues	33,263	35,827

Cost of revenues	19,416	20,010
Selling, general and administrative expenses	14,199	15,374

Operating (loss) income	(352)	443

Other income	44	--
Interest expense	(82)	(208)
Investment income	35	42

(Loss) income before income taxes	(355)	277

(Benefit) provision for income taxes	(142)	111

Net (loss) income	$(213)	$166

Weighted average number of common shares outstanding - Basic	10,450	10,388

Weighted average number of common shares outstanding - Diluted	10,450	10,388

Basic Earnings Per Share	$(0.02)	$0.02

Diluted Earnings Per Share	$(0.02)	$0.02

See accompanying notes to consolidated financial statements

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003
(Dollars in thousands)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net (loss) income	$(213)	166
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,713	1,744
Gain on disposal of property and equipment	5	(14)
Provision for bad debts	17	181
Cash (used in) provided by the change in:
Accounts receivable	(504)	1,052
Inventories	(85)	(13)
Prepaid expenses and other assets	(225)	(1,071)
Income taxes	221	(306)
Accounts payable	(247)	(459)
Deferred revenue	(993)	333
Other liabilities	(619)	2,104
Deferred rent	(1)	120

Net cash (used in) provided by operating activities	(931)	3,837

Cash flows from investing activities:
Additions to property and equipment	(706)	(821)
Proceeds from sale of property and equipment	--	36

Net cash used in investing activities	(706)	(785)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	--
Proceeds from issuance of debt	--	10,939
Principal payments on debt obligations	(895)	(15,189)

Net cash used in financing activities	(888)	(4,250)

Net decrease in cash and cash equivalents	(2,525)	(1,198)

Cash and cash equivalents at beginning of period	10,850	8,585

Cash and cash equivalents at end of period	$8,325	$7,387

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$76	$236

Income taxes	$402	$159

Noncash investing and financing activities:
Income tax benefit from the exercise of stock options	$7	$--

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands, except per share data)

1.	Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers. The Company’s training centers provide application software, technical certification, and business skills training to a wide range of individuals and employer-sponsored individuals from domestic and international public and private corporations, service organizations and government agencies worldwide. Additionally, the Company supplies externally licensed curriculum and courseware materials to its franchisees. As of March 31, 2004, the Company and its franchisees delivered training in 25 company-owned and 232 franchised locations in 52 countries around the world.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at March 31, 2004 and the results of operations for the three month periods ended March 31, 2004 and 2003. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2003.

Certain items have been reclassified to conform to 2004 presentation.

3.	Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires the disclosure of option status on a more prominent and frequent basis. Such disclosure for the three month periods ended March 31, 2004 and 2003 are presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees and directors. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the fair value of the underlying stock on date of grant.

At March 31, 2004, the Company has two stock-based employee compensation plans. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

If the Company accounted for stock options and warrants issued to employees based on the fair value method, results of operations for the three month periods ending March 31, 2004 and 2003 would have been as follows:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2004	2003

Net (loss) income, as reported	$(213)	$166
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related tax effects	(597)	(878)

Pro forma net income (loss)	$(810)	$(712)

Pro forma net income (loss) per common share - Basic	$(0.08)	$(0.07)

Pro forma net income (loss) per common share - Diluted	$(0.08)	$(0.07)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.3%, volatility of 85%, and zero dividend yield for 2004 grants, a risk-free interest rate of 2.3 – 3.3%, volatility of 67%, and zero dividend yield for 2003 grants.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands, except per share data)

For the three months ended March 31, 2004:
	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$23,615	$9,648	$--	$33,263
Inter-segment revenues	--	2,243	--	2,243
Depreciation and amortization	789	924	--	1,713
Interest expense	82	--	--	82
Interest income	16	19	--	35
Net income (loss) before income taxes	(1,086)	731	--	(355)
Income tax provision (benefit)	(426)	284	--	(142)
Net income (loss)	(659)	446	--	(213)
Total assets	57,227	22,919	15,246	95,392
Capital expenditures	367	339	--	706
Accounts receivable	6,603	8,339	41	14,983

For the three months ended March 31, 2003:
	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$26,248	$9,579	$--	$35,827
Inter-segment revenues	--	2,156	--	2,156
Depreciation and amortization	1,002	742	--	1,744
Interest expense	208	--	--	208
Interest income	21	21	--	42
Net income (loss) before income taxes	(700)	977	--	277
Income tax provision (benefit)	(258)	369	--	111
Net income (loss)	(442)	608	--	166
Total assets	72,899	21,326	13,096	107,321
Capital expenditures	586	235	--	821
Accounts receivable	9,396	8,980	17	18,393

5.	Earnings Per Share

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands, except per share data)

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three month periods ended March 31, 2004 and 2003 totaled 2,401,966 and 2,289,549, respectively.

6.	Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of March 31, 2004, the term loan has a total commitment equal to its outstanding balance of $6,671. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity on February 15, 2005. The revolving loan has a total commitment of $1,500 under which loans are available through maturity and which $0 was outstanding as of March 31, 2004. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit is outstanding under the revolving loan as of March 31, 2004 for $650. At March 31, 2004, $850 was available under the Wells Fargo Credit Agreement.

Interest related to the Wells Fargo Credit Agreement is paid monthly, bimonthly, or quarterly and is based on the “Base Rate” or “Eurodollar Base Rate,” whichever is applicable to the loan, plus margins based on Adjusted EBITDA, as defined in the agreement. The Base Rate is a daily fluctuating rate per annum equal to the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. The Eurodollar Base Rate is the rate per annum for United States dollar deposits equal to the Inter-Bank Market Offered Rate, which approximates the London Inter-Bank Market rate plus 2.75%. Commitment fees of 0.5%, are paid quarterly for any unused portion of the revolving loan commitment. The effective rate of the term loan as of March 31, 2004 was 4.03%.

The Wells Fargo Credit Agreement requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and acquisitions. As of March 31, 2004, the Company was in compliance with all covenants per the agreement except for the minimum quarterly adjusted EBITDA ratio. The Company received a letter from Wells Fargo Bank, National Association, dated April 21, 2004, waiving the bank’s default rights with respect to the breach during the quarter ended March 31, 2004.

The Wells Fargo Credit Agreement is secured by the Company’s cash and cash equivalents, accounts receivable, intangible assets, and investments, if any.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands, except per share data)

7.	Other Current Liabilities

Other current liabilities consist of:
	March 31, 2004	December 31, 2003

Accounts payable to franchises	$1,854	$2,664
Accrued wages and commissions	4,127	4,687
Royalties and fees payable to courseware partners	4,582	3,602
Accrued operating expenses and other	3,482	3,660

	$14,045	$14,613

8.	Refundable Income Taxes

Refundable income taxes represent excess estimated federal and state income tax payments and income tax refunds due to the Company. The Company expects to receive $519 of refundable income taxes in the form of cash during 2004. The remainder, or $240, will be applied to the Company’s 2003 tax liability.

9.	Change in Estimates

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses in the first quarter of 2004, the Company determined that in certain programs, primarily training vouchers and technical certification programs, students were taking less time to complete classes compared to past historical experience. As a result, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue of $342, resulting in pre-tax income, net of adjustments to related deferred commissions, of $309.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the March 31, 2004 Condensed Consolidated Financial Statements and related notes and the December 31, 2003 annual report.

(Dollars in thousands)

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

The Company performs historical student attendance analyses on a quarterly basis. In these analyses, the Company reviews approximately 15% of the sales transactions for these products, selected randomly, to determine the number of courses delivered under each arrangement and the time period between each course date and the invoice date. Based on this data, the Company is able to determine the historical rates at which customers have attended class for each product type. In order to provide customers with adequate time to take courses, the Company allows a period of one-year from the date of sale before performing student attendance analyses.

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

The continual revision of estimated student attendance rates may result in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of historical student attendance rates in the first quarter of 2004, the Company recorded an increase in revenue of $342.

Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred, including commissions paid to sales persons and technology and hosting costs associated with the Company’s eLearning products. Deferred costs are recorded to earnings at the same rate that the associated product revenues are recorded to earnings.

Accounts Receivable
Accounts receivable is presented net of allowances for uncollectible accounts. The Company’s management makes estimates of the collectibility of trade receivables based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and geographic location.

The Company records an allowance for bad debt separately for its franchising and company-owned training centers segments. The franchising segment records an allowance for bad debt each period based upon specifically identified uncollectible receivables, the geographic location of the customer, and historical experience of bad debts. The company-owned training centers segment records an allowance for bad debt based upon a percentage of outstanding receivables. The percentage applied differs by each of the individual centers within the company-owned training centers segment and is estimated based on each center’s historical experience.

Deferred Tax Asset

In preparing the consolidated financial statements, the Company is required to estimate its income taxes for federal and state purposes. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is established or this allowance is increased in a period, an expense must be included within the tax provision in the consolidated statements of operations.

The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. Taxable income is forecasted over the periods in which the deferred tax assets relate. In order to realize its deferred tax asset balance of $25,584 at March 31, 2004, the Company’s future taxable income must exceed approximately $63,960 over a period of up to thirty years.

Accounting for Goodwill

The goodwill balances attributable to the Company’s franchising and company-owned centers reporting units are tested for impairment annually as of December 31st and also in the event of an impairment indicator. Impairment tests are comprised of two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the reporting unit’s goodwill is considered impaired and the second step of the impairment test is required. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of reporting unit goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess, limited to the carrying amount of reporting unit goodwill.

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

From 1995 to 2000, the IT training industry exhibited significant growth as a result of the advent of the Internet and the increase in number of PCs owned by households and used in the workplace. Additionally, the strength of the domestic capital markets during this time period fueled commercial growth and expansion that resulted in significant hardware and software implementations at commercial entities and a strong demand for IT professionals and computer-savvy employees.

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

In reaction to the aforementioned industry trends, the Company made reductions in its cost structure, identified additional sources of revenue, segmented its sales force, and continued to create products for increasingly complex customer needs. While these activities were primarily consummated during fiscal year 2003, these activities continued to affect the Company’s results of operations during the first quarter of 2004.

Reductions in Cost Structure

The Company has made significant reductions in its cost structure as a direct response to decreases in sales opportunities and student attendance. The reductions in cost structure were affected through reduced headcount and capacity and through maintaining certain class delivery efficiency metrics.

The Company monitors its exposure to compensation expense in terms of selling, instructor, and other non-selling headcount. The following table illustrates the Company’s selling, instructor, and other non-selling headcount:

	March 31,	March 31,
	2004	2003

Company-owned training centers
Selling headcount	231	300
Instructor headcount	237	265
Other non-selling headcount	284	301

Company-owned training centers	751	866

Franchising operations	166	151

Total	917	1,017

The Company has executed subleases and lease termination agreements for facilities with excess capacity created by decreases in student attendance and training events. As a result of these subleases and termination agreements, the Company recognized cost savings of approximately $186 in the first quarter of 2004. The Company intends to continue to execute these agreements in the future when the opportunity exists for under-utilized facilities.

Maintaining minimum class delivery efficiency metrics requires the Company to scale down operations consistent with decreases in student attendance. These metrics include number of students, number of training events, students per event, instructor utilization, and average price per class day. Instructor utilization represents the ratio of class days taught to the number of available instructor days. The average price per day metric approximates the dollar value, per student class day, of products sold during a period.

Maintaining minimum levels of instructor utilization and students per class performance metrics have allowed the Company to consolidate course schedules. Schedule consolidation has reduced course delivery costs through a reduction in instructor headcount and the number of courses delivered.

The following table illustrates the Company’s class delivery efficiency metrics within the company-owned training centers for the three months ended March 31, 2004 and 2003:

	2004	2003

Training events	10,101	10,997
Number of students	82,524	97,678
Students per event	8.2	8.9
Instructor utilization	88%	82%
Average price per day	$235	$231

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

The Company estimates the enterprise/government segment to spend approximately $3.6 billion annually on IT related training. Given the number of domestic and international delivery locations within the New Horizons network, the Company’s eLearning product offerings, and the release of the Integrated Learning Manager, the Company believes it is poised to effectively service this segment. During 2003, the Company invested significantly in enterprise/government segment infrastructure and sales personnel and, as a result, both enterprise/government sales and requests for proposal activity grew throughout fiscal year 2003 and the first quarter of 2004, primarily due to contracts executed with governmental agencies.

In order to effectively sell into the consumer, small-to-medium business, and enterprise/government segments, the Company divided its sales force accordingly. Under the segmented model, sales persons focus on an individual market segment and utilize more sophisticated sales techniques in order to diagnose business problems and prescribe IT training solutions.

Increasingly Complex Customer Needs

The needs of IT training customers have become increasingly more complex. During the industry’s rapid growth, customers required specific software applications training to make employees more efficient in the workplace and to train their IT staff on recently acquired technologies and new IT standards.

Currently, customers are seeking IT solutions to customer specific business problems, as well as multiple delivery methods, and a high return on investment. To satisfy current customer needs, the Company develops relevant product offerings for each market segment, provides blended learning solutions, and obtains the highest quality rankings available in the industry.

To address the customer specific business problems of small-to-medium businesses and enterprise/government customers, the Company offers a high volume of technical courses, cross-vendor platform programs and vendor neutral programs that provide students appropriate technical knowledge to solve current day business issues such as information security, network administration, project management, and fundamental business skills and written communication. In the first quarter of 2004, the Company released course offerings on additional topics such as wireless networks and help desk certification.

In response to consumer needs, the Company offers a multitude of programs that enable students to obtain technical certifications necessary to gain employment in the IT profession. These certification programs include Microsoft Certified System Administrator, Microsoft Certified System Engineer, A+, Network +, Security +, and Cisco Certified Network Administrator. Additionally, the Company offers English as a second language (ESL) courses for international consumers. In 2004, the Company released a series of courses intended for consumers in the field of health information management.

The Company offers integrated learning solutions via both instructor-led training and eLearning. Through the Company’s Online LIVE and Online ANYTIME product offerings, the Company has products which offer online access to an array of technology-based training courses and content, in addition to its instructor-led course offerings. The Company’s eLearning products have been well received, primarily because eLearning products provide customers the ability for mobile and remote workers to access training through web-conferencing software and self-paced content libraries. Additionally, eLearning products are typically less expensive than traditional, instructor-led training.

The Company obtains the highest quality rankings in the industry. To monitor the quality of instruction, the Company utilizes Metrics That Matter scores, which are independent student satisfaction surveys conducted at each of Microsoft’s Certified Partner Learning Solutions centers. At March 31, 2004 and 2003, New Horizons had more centers ranked in the top twenty in overall Microsoft training customer satisfaction than all other training centers combined.

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

Non-eLearning courseware sales for the quarters ended March 31, 2004 and 2003 are illustrated in the table below:

	2004	2003

Non-eLearning courseware sales	$3,528	$3,498

System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. Same center revenues represent revenues from company-owned training centers and franchises open during both periods of comparison. Total system-wide revenues for the quarters ended March 31, 2004 and 2003 are illustrated in the table below:

	2004	2003

Total system-wide revenues	$98,053	$101,039
System-wide same center revenues	95,578	96,816

RESULTS OF OPERATIONS

Revenues

Revenues totaled $33,263 for the three months ended March 31, 2004, a decrease of $2,564, or 7%, from $35,827 for the three months ended March 31, 2003. The revenue decrease is the result of the net effect of a revenue decrease at company-owned training centers of $2,633 and an increase in franchising revenue of $69.

Company-Owned Training Centers
Company-owned training centers earned revenue of $23,615 during the first quarter of 2004, a decrease of $2,633, or 10%, from $26,248 during the first quarter of 2003. The decrease in company-owned training center revenue is the result of continued weakness in demand for training by small-to-medium businesses. Revenues earned from the consumer and enterprise/government segments during the quarter ended March 31, 2004 were comparable to those earned in the same period in 2003. eLearning revenue, or those fees earned from the delivery of Online ANYTIME and Online LIVE products, decreased 13%, or $232, during the first quarter of 2004, as compared to the same period in 2003.

The Company, upon completing its historical student attendance analyses, revised revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs. As a result of these revised rates, the Company recorded an increase to revenue of $342 in the first quarter of 2004.

Franchising
Franchising revenues totaled $9,648 during the first quarter of 2004, an increase of $69 from $9,579 during the same period in 2003. The increase in franchising revenues resulted from increases in franchise fees, courseware sales, eLearning sales, and Enterprise Learning Solutions (ELS) revenues, net against a decrease in franchise royalties. Franchise fees increased $176 from the same period in 2003, primarily due to the execution of three unit franchisee agreements by the master franchisee in China during the quarter. Courseware sales and eLearning sales increased slightly, $30 and $42, respectively, in comparison to the same period in 2003. ELS revenues increased $70, or 62%, due to increased levels of enterprise/government transactions throughout the franchise network. Franchise royalties decreased $199 resulting from a greater percentage of franchise revenues earned internationally. The Company’s effective royalty rates for international franchises are less than those of North American franchises. In the first quarter of 2004, international franchise revenues comprised 27% of system-wide revenues, whereas in the first quarter of 2003 international franchise revenues comprised only 24% of system-wide revenues.

System-wide
System wide revenues totaled $98,053 during the quarter ended March 31, 2004, a decrease of 3%, or $2,986, from $101,039 during the same period in 2003.

The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises and increases in revenue at international franchises. As discussed above, company-owned training center revenue decreased 10%, or $2,635, in the first quarter of 2004, as compared to the same period in 2003. Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses. Additionally, North American franchises have not yet replicated the success of company-owned training centers in penetrating the consumer market. In total, North American franchise revenues decreased 6% or $3,042, in the first quarter of 2004. International franchises have experienced revenue increases of $2,691, or 11%, in the first quarter of 2004, as compared to the same period in 2003. Increases in international franchise revenues resulted primarily from strong growth in Middle Eastern franchises, due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $594 or 3% in the first quarter of 2004 compared to the same period in 2003. As a percentage of revenues, cost of revenues remained stable at 58%. The decrease in the cost of revenues in absolute dollars was a result of decreased revenues, as discussed above, and the effect of 2003 cost reduction initiatives that decreased facilities costs at company-owned training centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,175 or 8% in the first quarter of 2004 as compared to the first quarter of 2003. As a percentage of revenues, selling, general and administrative expenses remained stable at 43%. The decrease in selling, general and administrative expenses in absolute dollars was due to reductions in personnel at company-owned training centers. Additionally, the revenue decrease resulted in a lesser amount of commission expense and incentive compensation.

Interest Expense

Interest expense totaled $82 for the first quarter of 2004, a decrease of $126 from $208 recorded in the first quarter of 2003. The decrease is due to lesser amounts of outstanding debt in 2004 as compared to 2003 and decreased effective interest rates on the Company’s floating rate debt facilities.

Liquidity and Capital Resources

The Company’s sources of cash are comprised of sales of IT training courses at company-owned training centers, the sale of master and unit franchise territories, continuing royalties from franchises, courseware sales to franchises, and available credit on the Company’s debt facility with Wells Fargo Bank.

Historically, the Company has been able to fund operations and meet its debt obligations through cash provided by operating activities. Cash used in operations for the three months ended March 31, 2004 totaled $931. Cash provided by operations for the three months ended March 31, 2003 totaled $3,837.

The Company’s future obligations consist primarily of its debt facility with Wells Fargo Bank, trade payables and future delivery of IT training courses, a litigation settlement, and off-balance sheet obligations and contractual commitments.

At March 31, 2004, the outstanding balance on the Company’s debt facility totaled $6,671. The debt facility with Wells Fargo Bank requires the Company to maintain minimum financial ratios and contains restrictive covenants including restrictions on the occurrence of additional indebtedness and acquisitions. As of March 31, 2004, the Company was in compliance with all covenants and minimum financial ratios per the credit agreement, except for the minimum quarterly adjusted EBITDA ratio. The Company has received a waiver letter from Wells Fargo Bank waiving the bank’s default rights with respect to the breach during the quarter ended March 31, 2004. The Company believes its relationship with Wells Fargo is good as of March 31, 2004. Based on this relationship, the Company believes it may have access to additional capital in the future, in the form of debt secured by the assets of the Company.

At March 31, 2004, the Company’s accounts payable and accrued liabilities total a combined $18,065. The Company believes these amounts will be required to be paid in cash during the next year. Additionally, the Company’s deferred revenue balance, which represents the Company’s obligation to provide future IT training to customers, totaled $19,039 at March 31, 2004. The Company believes these obligations will be performed during the next year, requiring cash outflows for incremental delivery costs of approximately $5,712.

The Company settled litigation related to its discontinued environmental remediation business in the amount of $557. The Company expects this amount will be paid in the second quarter of 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist of purchase commitments and outstanding guarantees and surety bonds.

The Company’s purchase commitments consist of contracts with software vendors for services related to additional software development associated with the Company’s Integrated Learning Manager and minimum purchase commitments with a provider of courseware materials. At March 31, 2004, purchase commitments total $1,500, all of which will require settlement in cash during 2004.

The Company has outstanding guarantees and surety bonds of $650 and $1,073, respectively. Outstanding guarantees pertain to a letter of credit issued to a landlord of a certain company-owned training center as a security deposit. The Company has issued surety bonds on behalf of company-owned training centers and certain franchises to guarantee performance in various states in respect to providing training to consumers. In the event the Company were to abandon training in a state where there is a surety bond, the state agency could draw against the bond to satisfy undelivered training obligations. The Company has not recorded any liability for these guarantees and surety bonds within its financial statements as of March 31, 2004.

The nature of the IT training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During 2003, New Horizons spent approximately $4,132 on capital items. Capital expenditures during the first quarter of 2004 totaled $706. Capital expenditures for 2004 are expected to total approximately $4,000.

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

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of March 31, 2004, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from March 31, 2004 rates, and assuming no changes in bank debt from the March 31, 2004 levels, the additional annual expense would be approximately $67 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

c) Recent Sale of Unregistered Securities

No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The Company filed or furnished Current Reports on Form 8-K on March 11, 2004 and April 22, 2004.

EXHIBIT NO.	EXHIBIT DESCRIPTION

4.1	Waiver, dated April 21, 2004, to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A.

31.1	Rule 13a - 14(a) Certification of the Company's Chief Executive Officer

31.2	Rule 13a - 14(a) Certification of the Company's Chief Financial Officer

32.1	Section 1350 Certification of the Company's Chief Executive Officer

32.2	Section 1350 Certification of the Company's Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC
(Registrant)

Date: May 10, 2004	By: /s/ Robert S. McMillan
Robert S. McMillan
NEW HORIZONS WORLDWIDE, INC
Chief Financial Officer