Form 10-Q
period 2004-06-30
NEW HORIZONS WORLDWIDE INC
filed 2004-08-09
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X             No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes      X             No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at June 30, 2004: 10,451,658

PART I. ITEM 1 FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$7,018	$10,850
Accounts receivable, net	15,599	14,496
Inventories	1,112	1,283
Prepaid expenses	7,097	7,329
Refundable income taxes	1,457	980
Deferred tax assets	3,643	3,643
Other current assets	1,318	1,299

Total current assets	37,244	39,880

Property and equipment, net	12,406	14,381
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,360	1,360
Deferred tax assets, net	21,941	21,941
Notes from officers and director	1,011	1,011
Other assets	1,304	1,412

Total Assets	$93,634	$98,353

Liabilities and Stockholders' Equity
Current Liabilities:

Current portion of long-term debt	$5,921	$3,000
Accounts payable	3,544	4,267
Deferred revenue	19,095	20,032
Other current liabilities	14,496	14,613

Total current liabilities	43,056	41,912

Long-term debt, excluding current portion	--	4,566
Deferred rent	2,266	2,278
Other long-term liabilities	336	824

Total liabilities	45,658	49,580

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized;
10,636,658 shares issued; 10,451,658 and 10,450,157
shares issued and outstanding at June 30, 2004
and December 31, 2003, respectively	106	106
Additional paid-in capital	48,572	48,562
Retained earnings	596	1,403
Treasury stock at cost - 185,000 shares at June 30, 2004
and December 31, 2003	(1,298)	(1,298)

Total stockholders' equity	47,976	48,773

Total Liabilities & Stockholders' Equity	$93,634	$98,353

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and six months ended June 30, 2004 and 2003
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues
Franchising
Franchise fees	$207	$412	$688	$715
Royalties	4,168	4,527	8,214	8,773
Courseware sales and other	5,246	4,980	10,369	10,010

Total franchising revenues	9,621	9,919	19,271	19,498

Company-owned training centers	23,451	26,039	47,066	52,288

Total revenues	33,072	35,958	66,337	71,786

Cost of revenues	20,006	19,647	39,422	39,657
Selling, general and administrative expenses	14,057	15,564	28,256	30,937

Operating (loss) income	(991)	747	(1,341)	1,192

Other income	57	--	100	--
Interest expense	(87)	(136)	(169)	(344)
Investment income	31	27	66	68

(Loss) income before income taxes	(990)	638	(1,344)	916
(Benefit) provision for income taxes	(395)	256	(538)	366

Net (loss) income	$(595)	$382	$(806)	$550

Weighted average number of
common shares outstanding - Basic	10,451	10,388	10,451	10,388

Weighted average number of
common shares outstanding - Diluted	10,451	10,388	10,451	10,388

Basic (Loss) Earnings Per Share	$(0.06)	$0.04	$(0.08)	$0.05

Diluted (Loss) Earnings Per Share	$(0.06)	$0.04	$(0.08)	$0.05

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2004 and 2003
(Dollars in thousands)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net (loss) income	$(806)	$550
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	3,268	3,468
Provision for bad debts	577	37
Gain on disposal of property and equipment	8	(8)
Cash (used in) provided by the change in:
Accounts receivable	(1,680)	513
Inventories	171	22
Prepaid expenses and other assets	320	(869)
Income taxes	(477)	4,165
Accounts payable	(723)	1,057
Deferred revenue	(937)	1,838
Other liabilities	(604)	354
Deferred rent	(12)	277

Net cash (used in) provided by operating activities	(895)	11,404

Cash flows from investing activities:
Additions to property and equipment	(1,300)	(2,292)
Proceeds from sale of property and equipment	--	36

Net cash used in investing activities	(1,300)	(2,256)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	--
Proceeds from issuance of debt	--	10,939
Principal payments on debt obligations	(1,645)	(16,239)

Net cash used in financing activities	(1,637)	(5,300)

Net (decrease) increase in cash and cash equivalents	(3,832)	3,848

Cash and cash equivalents at beginning of period	10,850	8,585

Cash and cash equivalents at end of period	$7,018	$12,433

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$152	$284

Income taxes	$583	$581

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(Dollars in thousands, except per share data)

1.	Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers. The Company’s training centers provide application software, technical certification, and business skills training to a wide range of individuals and employer-sponsored individuals from domestic and international public and private corporations, service organizations and government agencies worldwide. Additionally, the Company supplies externally licensed curriculum and courseware materials to its franchisees. As of June 30, 2004, the Company and its franchisees delivered training in 25 company-owned and 233 franchised locations in 53 countries around the world.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at June 30, 2004 and the results of operations for the six month periods ended June 30, 2004 and 2003. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2003.

Certain items have been reclassified to conform to 2004 presentation.

3.	Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires the disclosure of option status on a more prominent and frequent basis. Such disclosure for the six month periods ended June 30, 2004 and 2003 are presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees and directors. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the fair value of the underlying stock on date of grant.

At June 30, 2004, the Company has two stock-based employee compensation plans. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

If the Company accounted for stock options and warrants issued to employees based on the fair value method, results of operations for the six month periods ending June 30, 2004 and 2003 would have been as follows:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(Dollars in thousands, except per share data)

	Three months ended June 30,
	2004	2003

Net (loss) income, as reported	$(595)	$382
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(370)	(344)

Pro forma net (loss) income	$(965)	$38

Pro forma net (loss) income per common share - Basic	$(0.09)	$0.00

Pro forma net (loss) income per common share - Diluted	$(0.09)	$0.00

	Six months ended June 30,
	2004	2003

Net (loss) income, as reported	$(806)	$550
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(966)	(871)

Pro forma net loss	$(1,772)	$(321)

Pro forma net loss per common share - Basic	$(0.17)	$(0.03)

Pro forma net loss per common share - Diluted	$(0.17)	$(0.03)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.3%, volatility of 85%, and zero dividend yield for 2004 grants, a risk-free interest rate of 2.3%, volatility of 67%, and zero dividend yield for 2003 grants.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(Dollars in thousands, except per share data)

For the three months ended June 30, 2004:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$23,451	$9,621	$--	$33,072
Inter-segment revenues	--	2,071	--	2,071
Depreciation and amortization	718	837	--	1,555
Interest expense	87	--	--	87
Interest income	15	16	--	31
Net income (loss) before income taxes	(1,300)	310	--	(990)
Income tax provision (benefit)	(517)	122	--	(395)
Net income (loss)	(783)	188	--	(595)
Total assets	57,239	22,294	14,101	93,634
Capital expenditures	473	137	--	610
Accounts receivable	6,860	8,695	44	15,599

For the three months ended June 30, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$26,039	$9,919	$--	$35,958
Inter-segment revenues	--	2,169	--	2,169
Depreciation and amortization	960	763	--	1,723
Interest expense	136	--	--	136
Interest income	14	13	--	27
Net income (loss) before income taxes	(182)	820	--	638
Income tax provision (benefit)	(67)	323	--	256
Net income (loss)	(116)	498	--	382
Total assets	72,572	16,878	18,633	108,083
Capital expenditures	1,001	470	--	1,471
Accounts receivable	9,727	9,328	21	19,076

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(Dollars in thousands, except per share data)

For the six months ended June 30, 2004:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$47,066	$19,271	$--	$66,337
Inter-segment revenues	--	4,315	--	4,315
Depreciation and amortization	1,507	1,761	--	3,268
Interest expense	169	--	--	169
Interest income	31	35	--	66
Net income (loss) before income taxes	(2,386)	1,042	--	(1,344)
Income tax provision (benefit)	(944)	406	--	(538)
Net income (loss)	(1,442)	636	--	(806)
Total assets	57,239	22,294	14,101	93,634
Capital expenditures	833	467	--	1,300
Accounts receivable	6,860	8,695	44	15,599

For the six months ended June 30, 2003:

	Company-owned		Executive
	Centers	Franchising	Office	Consolidated

Revenues from external customers	$52,288	$19,498	$--	$71,786
Inter-segment revenues	--	4,325	--	4,325
Depreciation and amortization	1,963	1,505	--	3,468
Interest expense	344	--	--	344
Interest income	35	33	--	68
Net income (loss) before income taxes	(884)	1,800	--	916
Income tax provision (benefit)	(328)	694	--	366
Net income (loss)	(557)	1,107	--	550
Total assets	72,572	16,878	18,633	108,083
Capital expenditures	1,587	705	--	2,292
Accounts receivable	9,727	9,328	21	19,076

5.	Earnings Per Share

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
June 30, 2004
(Dollars in thousands, except per share data)

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2004 totaled 2,243,924 and 2,207,812, respectively. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2003 totaled 2,236,114 and 2,236,277, respectively.

6.	Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of June 30, 2004, the term loan has a total commitment equal to its outstanding balance of $5,921. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity on February 15, 2005. The revolving loan has a total commitment of $1,500 under which loans are available through maturity and which $0 was outstanding as of June 30, 2004. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit is outstanding under the revolving loan as of June 30, 2004 for $650. At June 30, 2004, $850 was available under the Wells Fargo Credit Agreement.

Interest related to the Wells Fargo Credit Agreement is paid monthly, bimonthly, or quarterly and is based on the “Base Rate” or “Eurodollar Base Rate,” whichever is applicable to the loan, plus margins based on Adjusted EBITDA, as defined in the Wells Fargo Credit Agreement. The Base Rate is a daily fluctuating rate per annum equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%. The Eurodollar Base Rate is the rate per annum for United States dollar deposits equal to the Inter-Bank Market Offered Rate, which approximates the London Inter-Bank Market rate plus 3.75%. Commitment fees of 0.5%, are paid quarterly for any unused portion of the revolving loan commitment. The effective rate of the term loan as of June 30, 2004 was 5.31%.

The Wells Fargo Credit Agreement requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and acquisitions. As of June 30, 2004, the Company was in compliance with all covenants per the agreement except for the minimum quarterly adjusted EBITDA ratio. The Company received a letter from Wells Fargo Bank, National Association, dated July 26, 2004, waiving the bank’s default rights with respect to the breach during the quarter ended June 30, 2004.

The Wells Fargo Credit Agreement is secured by the Company’s cash and cash equivalents, accounts receivable, intangible assets, and investments, if any.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(Dollars in thousands, except per share data)

7.	Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2004	2003

Accounts payable to franchises	$1,767	$2,664
Accrued wages and commissions	4,137	4,687
Royalties and fees payable to courseware partners	5,453	3,602
Accrued operating expenses and other	3,139	3,660

	$14,496	$14,613

8.	Refundable Income Taxes

Refundable income taxes represent estimated excess federal and state income tax payments and income tax refunds due to the Company. The Company expects to receive $1,457 of refundable income taxes in the form of cash during 2004.

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses in the second quarter of 2004, the Company determined that in certain programs, students were taking slightly less time to complete classes compared to past historical experience. As a result of the student attendance analyses performed in the second quarter of 2004, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue of $13, resulting in pre-tax income, net of adjustments to related deferred commissions, of $12. For the six months ended June 30, 2004, the adjustments to deferred revenue amounted to $355, resulting in pre-tax income, net of adjustments to related deferred commissions, of $321.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(Dollars in thousands, except per share data)

10.	Contingencies

The Company has been named as a defendant in a class action complaint filed by two former instructors in the California Superior Court for Orange County. The complaint alleges that the instructors working in Anaheim, Los Angeles and Sacramento facilities were improperly classified as exempt employees. The plaintiffs seek the right to collect overtime pay for hours worked in excess of 40 in a given work week and/or for hours worked in excess of eight in a given day. This litigation is currently in the initial stages of discovery and the class has not yet been certified. The Company has and will continue to vigorously defend against the allegation contained within the compliant. There can be no assurance that an adverse determination in this litigation would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the June 30, 2004 Condensed Consolidated Financial Statements and related notes and the Company's annual report for the year ended December 31, 2003.

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

The continual revision of estimated student attendance rates may result in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of historical student attendance rates in the second quarter of 2004, the Company recorded an increase in revenue of $13. For the six months ended June 30, 2004, the Company recorded total increase in revenue of $355.

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

The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. Taxable income is forecasted over the periods in which the deferred tax assets relate. In order to realize its deferred tax asset balance of $25,584 at June 30, 2004, the Company’s future taxable income must exceed approximately $63,960.

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

OVERVIEW

The IT training industry is highly fragmented. Customers are serviced by any or all of the following: multi-national technology companies that specialize in hardware and software implementations and provide initial training to support these products; electronics merchandisers that offer supplementary applications training; independent training providers such as the Company; and accredited public and private institutions.

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

Since 2001, the IT training industry has experienced a decline from previous levels. Corporate IT spending for hardware, software implementations, and employee training declined consistently with the decline in the economy and corporate earnings. During this period, corporations have been relying on existing IT resources due to fiscal constraints and the lack of a revolutionary application that drives immediate business efficiencies.

In reaction to the aforementioned industry trends, the Company has made and will continue to make reductions in its cost structure, identify additional sources of revenue, segment its sales force, and create products for increasingly complex customer needs.

Reductions in Cost Structure

As a direct response to decreases in sales opportunities and student attendance, the Company has significantly reduced its cost structure by decreasing headcount and capacity, and by maintaining certain class delivery efficiency metrics.

The Company monitors its exposure to compensation expense in terms of selling, instructor, and other non-selling headcount. During the quarter ended June 30, 2004, the Company reduced the staff of its franchising unit by 20. The following table illustrates the Company’s selling, instructor, and other non-selling headcount:

	June 30,	June 30,
	2004	2003

Company-owned training centers headcount
Selling	220	250
Instructor	221	246
Other non-selling	252	292

Company-owned training centers	693	788

Franchising operations	144	164

Total	837	952

The Company has either sublet or terminated its lease agreements for certain Company facilities that had excess capacity, which resulted from decreases in student attendance and training events. As a result of these subleases and lease terminations, the Company recognized cost savings of approximately $299 in the second quarter of 2004. The Company intends to continue to sublet or terminate its leases if and when the opportunity exists at under-utilized Company facilities.

To maintain minimum class delivery efficiency metrics, the Company must scale down operations consistent with decreases in student attendance. These metrics include number of students, number of training events, students per event, instructor utilization, and average price per class day. Instructor utilization represents the ratio of class days taught to the number of available instructor days. The average price per day metric approximates the dollar value, per student class day, of products sold during a period.

Maintaining minimum levels of instructor utilization and students per class performance metrics have allowed the Company to consolidate course schedules. Schedule consolidation has reduced course delivery costs through a reduction in instructor headcount and the number of courses delivered.

The following table illustrates the Company’s class delivery efficiency metrics within the company-owned training centers for the three months ended June 30, 2004 and 2003:

	2004	2003

Training events	9,919	10,806
Number of students	80,576	95,255
Students per event	8.1	8.8
Instructor utilization	90%	85%
Average price per day	$235	$225

Additional Sources of Revenue and Segmented Sales Force

Historically, the Company’s sales force almost exclusively targeted small-to-medium size businesses. Decreased sales opportunities at small-to-medium businesses have resulted due to weak corporate operating performance, the perception that employee training is discretionary, and unemployment levels that find qualified IT professionals without jobs. As a result, the Company identified additional revenue sources by dividing the IT training market into three segments: consumers, small-to-medium businesses, and governmental agencies and large corporations (together known as the enterprise/government segment).

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

The Company estimates the enterprise/government segment to spend approximately $3.6 billion annually on IT related training. Given the number of domestic and international delivery locations within the New Horizons network, the Company’s eLearning product offerings, and the release of the Integrated Learning Manager, the Company believes it is poised to effectively service this segment. During 2003, the Company invested significantly in enterprise/government segment infrastructure and sales personnel and, as a result, both enterprise/government sales and requests for proposal activity grew throughout fiscal year 2003 and the first half of 2004.

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

The Company offers integrated learning solutions via both instructor-led training and eLearning. Through the Company’s Online LIVE and Online ANYTIME product offerings, the Company has products that offer online access to an array of technology-based training courses and content, in addition to its instructor-led course offerings. The Company’s eLearning products have been well received, primarily because eLearning products provide customers the ability for mobile and remote workers to access training through web-conferencing software and self-paced content libraries. Additionally, eLearning products are typically less expensive than traditional, instructor-led training.

To monitor the quality of instruction, the Company utilizes Metrics That Matter scores, which are independent student satisfaction surveys conducted at each of Microsoft’s Certified Partner Learning Solutions centers. According to these surveys, the Company’s quality rankings have been amongst the highest in the industry. At June 30, 2004 and 2003, New Horizons had more centers ranked in the top twenty-five in overall Microsoft training customer satisfaction than all other training centers combined.

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

Non-eLearning courseware sales for the quarters ended June 30, 2004 and 2003 are illustrated in the table below:

	2004	2003

Non-eLearning courseware sales	$3,620	$3,528

System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. Same center revenues represent revenues from company-owned training centers and franchises open during both periods of comparison. Total system-wide revenues for the quarters ended June 30, 2004 and 2003 are illustrated in the table below:

	2004	2003

Total system-wide revenues	$100,561	$102,000
System-wide same center revenues	98,784	97,352

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

Revenues

Revenues totaled $33,072 for the three months ended June 30, 2004, a decrease of $2,886, or 8%, from $35,958 for the three months ended June 30, 2003. The revenue decrease is the result of the net effect of a revenue decrease at company-owned training centers of $2,588 and a decrease in franchising revenue of $298.

Company-Owned Training Centers
Company-owned training centers earned revenue of $23,451 during the second quarter of 2004, a decrease of $2,588, or 10%, from $26,039 during the second quarter of 2003. The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses.

The Company, upon completing its historical student attendance analyses, revised revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs. As a result of these revised rates, the Company recorded an increase to revenue of $13 in the second quarter of 2004.

Franchising
Franchising revenues totaled $9,621 during the second quarter of 2004, a decrease of $298 from $9,919 during the same period in 2003. The decrease in franchising revenues resulted from decreases in franchise fees and franchise royalties, net against an increase in courseware sales. Franchise fees decreased $205 from the same period in 2003, resulting from fewer franchise sales opportunities. Franchise royalties decreased $359 due to the combination of a lower number of domestic franchises and the mix of revenue for international and North American franchises. The number of domestic franchises decreased by 10, or 8%, in the second quarter of 2004 versus the same period in 2003. The Company’s effective royalty rates for international franchises are less than those of North American franchises. In the second quarter of 2004, international franchise revenues comprised 28% of system-wide revenues, whereas in the second quarter of 2003 international franchise revenues comprised only 25% of system-wide revenues.

System-wide
System wide revenues totaled $100,561 during the quarter ended June 30, 2004, a decrease of 1%, or $1,439, from $102,000 during the same period in 2003.

The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises and increase in revenue at international franchises. As discussed above, company-owned training center revenue decreased 10%, or $2,588, in the second quarter of 2004, as compared to the same period in 2003. Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses. However, the North American franchises revenue decrease was intensified by the closures of 10 franchises, as mentioned previously. In total, North American franchise revenues decreased 4% or $2,244, in the second quarter of 2004. International franchises have experienced revenue increases of $3,406, or 13%, in the second quarter of 2004, as compared to the same period in 2003. Increases in international franchise revenues resulted primarily from strong growth in Middle Eastern franchises, due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues increased $359 or 2% in the second quarter of 2004 compared to the same period in 2003. As a percentage of revenues, cost of revenues in the second quarter increased to 60% in 2004 from 55% in 2003. The increase in the cost of revenues in absolute dollars was a result of an increase in bad debt reserve to provide for potentially uncollectible receivables from franchisees that have ceased, or are at risk of ceasing, operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,507 or 10% in the second quarter of 2004 as compared to the second quarter of 2003. As a percentage of revenues, selling, general and administrative expenses remained stable at 43%. The decrease in selling, general and administrative expenses in absolute dollars resulted from lesser amount of commission expense and incentive compensation along with reductions in personnel at company-owned training centers.

Interest Expense

Interest expense totaled $87 for the second quarter of 2004, a decrease of $49 from $136 recorded in the second quarter of 2003. The decrease is due to lesser amounts of outstanding debt in 2004 as compared to 2003.

SIX MONTHS ENDED JUNE 30, 2004

Revenues

Revenues totaled $66,337 for the six months ended June 30, 2004, a decrease of $5,449, or 8%, from $71,786 for the six months ended June 30, 2003. The revenue decrease is the result of the net effect of a revenue decrease at company-owned training centers of $5,222 and a decrease in franchising revenue of $227.

Company-Owned Training Centers

Company-owned training centers earned revenue of $47,066 during the six months ended June 30, 2004, a decrease of $5,222, or 10%, as compared to the same period in 2003. The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses.

Franchising
Franchising revenues totaled $19,271 during the six month period ended June 30, 2004, a decrease of $227 as compared to the same period in 2003. The decrease in franchising revenues resulted from decreases in franchise fees and franchise royalties, net against an increase in courseware sales. Franchise fees decreased $27 from the same period in 2003, resulting from fewer franchise sales opportunities. Franchise royalties decreased $559 due to the combination of a lower number of domestic franchises and the mix of revenue for international and North American franchises. The number of domestic franchises decreased by 10, or 8%, in the six month period ended June 30, 2004 versus the same period in 2003. The Company’s effective royalty rates for international franchises are less than those of North American franchises. In the first six months of 2004, international franchise revenues comprised 28% of system-wide revenues, whereas in the first six months of 2003, international franchise revenues comprised only 24% of system-wide revenues.

System-wide
System wide revenues totaled $198,614 during the six months ended June 30, 2004, a decrease of 2%, or $4,454, from $203,068 during the same period in 2003.

The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises and increase in revenue at international franchises. As discussed above, company-owned training center revenue decreased 10%, or $5,222, in the first six months of 2004, as compared to the same period in 2003. Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses. However, the North American franchises revenue decrease was intensified by the closures of 10 franchises. In total, North American franchise revenues decreased 5% or $5,286, in the first six months of 2004. International franchises have experienced revenue increases of $6,097, or 12%, in the first six months of 2004, as compared to the same period in 2003. Increases in international franchise revenues resulted primarily from strong growth in Middle Eastern franchises, due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $235 or 1% during the six months ended June 30, 2004, as compared to the same period in 2003. As a percentage of revenues, cost of revenues in the first six months increased to 59% in 2004 from 55% in 2003. The decrease in the cost of revenues in absolute dollars was a result of decreased revenues, and the effect of cost reduction initiatives that decrease facilities costs at company-owned training centers offset by the increase in bad debt reserve.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,681 or 9% for the six month period ended June 30, 2004, as compared to the same period in 2003. As a percentage of revenues, selling, general and administrative expenses remained stable at 43%. The decrease in selling, general and administrative expenses in absolute dollars resulted from lower commission expense and incentive compensation along with reductions in personnel at company-owned training centers.

Interest Expense

Interest expense totaled $169 for the six months ended June 30, 2004, a decrease of $175 from $344 recorded in the same period of 2003. The decrease is due to lower outstanding debt in 2004 as compared to 2003.

Liquidity and Capital Resources

The Company’s sources of cash are comprised of sales of IT training courses at company-owned training centers, the sale of master and unit franchise territories, continuing royalties from franchises, courseware sales to franchises, and available credit on the Company’s debt facility with Wells Fargo Bank.

Historically, the Company has been able to fund operations and meet its debt obligations through cash provided by operating activities. Cash used in operations for the six months ended June 30, 2004 totaled $895. Cash provided by operations for the six months ended June 30, 2003 totaled $11,404.

The Company’s future obligations consist primarily of its debt facility with Wells Fargo Bank, trade payables and future delivery of IT training courses and off-balance sheet obligations and contractual commitments.

At June 30, 2004, the outstanding balance on the Company’s debt facility totaled $5,921. The debt facility with Wells Fargo Bank requires the Company to maintain minimum financial ratios and contains restrictive covenants including restrictions on the occurrence of additional indebtedness and acquisitions. As of June 30, 2004, the Company was in compliance with all covenants and minimum financial ratios per the credit agreement, except for the minimum quarterly adjusted EBITDA ratio. The Company has received a waiver letter from Wells Fargo Bank waiving the bank’s default rights with respect to the breach during the quarter ended June 30, 2004. The Company believes its relationship with Wells Fargo is good as of June 30, 2004. Based on this relationship, the Company believes it may have access to additional capital in the future, in the form of debt secured by the assets of the Company.

At June 30, 2004, the Company’s accounts payable and accrued liabilities equaled $18,040. The Company believes these amounts will be required to be paid in cash during the next year. Additionally, the Company’s deferred revenue balance, which represents the Company’s obligation to provide future IT training to customers, totaled $19,095 at June 30, 2004. The Company believes certain of these obligations will be performed during the next year, requiring cash outflows for incremental delivery costs of approximately $5,700.

The nature of the IT training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first six months of 2004, the Company made capital expenditures of approximately $1,300. Capital expenditures for 2004 are expected to total approximately $3,500 to $4,000.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist of outstanding guarantees and surety bonds.

The Company has outstanding guarantees and surety bonds of $650 and $1,073, respectively. Outstanding guarantees pertain to a letter of credit issued to a landlord of a certain company-owned training center as a security deposit. The Company has issued surety bonds on behalf of company-owned training centers and certain franchises to guarantee performance in various states in respect to providing training to consumers. In the event the Company were to abandon training in a state where there is a surety bond, the state agency could draw against the bond to satisfy undelivered training obligations. The Company has not recorded any liability for these guarantees and surety bonds within its financial statements as of June 30, 2004.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

The statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act.

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

The Company’s growth strategy is premised on a number of assumptions concerning trends in the IT training industry. These include the continuation of growth in the market for IT training and the trends toward outsourcing and eLearning. To the extent that the Company’s assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected. Important factors that may cause the results contemplated by such forward-looking statements to vary include, but are by no means limited to: (i) the Company’s ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training, including through the Internet, which could have more favorable economics with respect to timing and delivery costs and the emergence of just-in-time interactive training; (ii) the Company’s ability to attract and retain qualified instructors and management employees; (iii) the rate at which new software applications are introduced by manufacturers and the Company’s ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to upgrading information systems and computer software by customers; (v) the Company’s ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; and (vi) the Company’s ability to manage the growth of its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. It monitors the risks associated with interest rates and financial instrument positions.

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of June 30, 2004, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from June 30, 2004 rates, and assuming no changes in bank debt from the June 30, 2004 levels, the additional annual expense would be approximately $59 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

c)	Recent Sale of Unregistered Securities

The Company has not issued or sold any securities not registered under the Securities Act of 1933, as amended, during the period covered by this Quarterly Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)	The Company’s Annual Meeting of Stockholders was held on May 4, 2004.

b)

At the Annual Meeting, stockholders of the Company elected the following three nominees to serve as Directors of the Company for a three-year term until the Annual Meeting in 2007 and until each of their respective successors has been elected and qualified: David A. Goldfinger, Richard L. Osborne and Ching Yuen (Sam) Yau.

The terms of office of the following Directors of the Company continued after the Annual Meeting:

Term Expiring in 2005	Term Expiring in 2006

Curtis Lee Smith, Jr	Stuart O. Smith

William H. Heller	Thomas J. Bresnan

Martin G. Bean	Scott R. Wilson

c)

At the Annual Meeting, the stockholders voted on the following matters: (1) the election of three Directors whose three-year term of office will expire in 2007 and (2) the ratification of the selection of Grant Thornton LLP as the Company’s independent auditors for 2004.

The number of votes cast for or withheld with respect to each of the three nominees to serve as a Director of the Company were as follows:

NAME	FOR	WITHHELD

David A. Goldfinger	8,268,663	443,090

Richard L. Osborne	8,268,663	443,090

Ching Yuen (Sam) Yau	8,706,428	5,325

The stockholders ratified the selection of Grant Thornton LLP as the Company’s independent auditors for 2004 by the following vote:

FOR	AGAINST	ABSTAIN

8,272,932	390,133	48,688

There were no matters voted upon at the Company’s Annual Meeting to which broker non-votes applied.

For a description of the bases used in tabulating the above-referenced votes, see the Company’s definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Stockholders held on May 4, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

4.1	Waiver, dated July 26, 2004, to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A.

31.1	Rule 13a - 14(a) Certification of the Company's Chief Executive Officer

31.2	Rule 13a - 14(a) Certification of the Company's Chief Financial Officer

32.1	Section 1350 Certification of the Company's Chief Executive Officer

32.2	Section 1350 Certification of the Company's Chief Financial Officer

b) Reports on Form 8-K

During the three-month period ended June 30, 2004, the Company filed the Current Report on Form 8-K, dated April 22, 2004 furnishing under Item 9 a press release pursuant to Regulation FD regarding the Company's first quarter results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC.
(Registrant)

Date:	August 9, 2004	By: /s/ Robert S. McMillan
Robert S. McMillan
NEW HORIZONS WORLDWIDE, INC.
Chief Financial Officer