Form 10-Q
period 2004-09-30
NEW HORIZONS WORLDWIDE INC
filed 2004-11-15
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 2004

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

Number of shares of common stock outstanding at September 30, 2004: 10,451,658

PART I. ITEM 1 FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Dollars in thousands, except per share data)

	September 30, 2004	December 31, 2003

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,667	$10,850
Accounts receivable, net	15,510	14,496
Inventories	1,211	1,283
Prepaid expenses	5,608	7,329
Refundable income taxes	848	980
Deferred tax assets	--	3,643
Other current assets	1,423	1,299

Total current assets	31,267	39,880

Property and equipment, net	10,817	14,381
Goodwill	11,408	18,368
Cash surrender value of life insurance	1,360	1,360
Deferred tax assets, net	--	21,941
Notes from officers and director	1,011	1,011
Other assets	1,188	1,412

Total Assets	$57,051	$98,353

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$5,171	$3,000
Accounts payable	3,210	4,267
Deferred revenue	16,321	20,032
Other current liabilities	16,744	14,613

Total current liabilities	41,446	41,912

Long-term debt, excluding current portion	--	4,566
Deferred rent	2,325	2,278
Other long-term liabilities	317	824

Total liabilities	44,088	49,580

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares
authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized;
10,636,658 shares issued; 10,451,658 and 10,450,157
shares issued and outstanding at September 30, 2004
and December 31, 2003, respectively	106	106
Additional paid-in capital	48,570	48,562
(Accumulated deficit) retained earnings	(34,415)	1,403
Treasury stock at cost - 185,000 shares at September 30, 2004
and December 31, 2003	(1,298)	(1,298)

Total stockholders' equity	12,963	48,773
Total Liabilities & Stockholders' Equity	$57,051	$98,353

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and nine months ended September 30, 2004 and 2003
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues
Franchising
Franchise fees	$499	$336	$1,186	$1,051
Royalties	4,345	4,344	12,559	13,116
Courseware sales and other	5,561	5,104	15,929	15,114

Total franchising revenues	10,405	9,784	29,674	29,281
Company-owned training centers	21,820	25,246	68,886	77,534

Total revenues	32,225	35,030	98,560	106,815

Cost of revenues	18,823	19,888	58,245	59,545
Selling, general and administrative expenses	14,066	13,910	42,322	44,848
Impairment of fixed assets	726	--	726	--
Impairment of goodwill	6,960	--	6,960	--

Operating (loss) income	(8,350)	1,232	(9,693)	2,422

Loss on legal settlement	(1,700)	--	(1,700)	--
Other income	39	--	141	--
Interest expense	(90)	(128)	(259)	(472)
Investment income	30	32	96	100

(Loss) income before income taxes	(10,071)	1,136	(11,415)	2,050
Provision for income taxes	24,940	454	24,403	820

Net (loss) income	$(35,011)	$682	$(35,818)	$1,230

Weighted average number of
common shares outstanding - Basic	10,471	10,388	10,504	10,388

Weighted average number of
common shares outstanding - Diluted	10,471	10,412	10,504	10,393

Basic (Loss) Earnings Per Share	$(3.34)	$0.07	$(3.41)	$0.12

Diluted (Loss) Earnings Per Share	$(3.34)	$0.07	$(3.41)	$0.12

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2004 and 2003
(Dollars in thousands)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net (loss) income	$(35,818)	$1,230
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,715	5,270
Impairment of goodwill	6,960	--
Impairment of fixed assets	726	--
Provision for bad debts	1,019	36
Deferred income taxes	25,584	--
Gain on disposal of property and equipment	(2)	(4)
Cash (used in) provided by the change in:
Accounts receivable	(2,033)	(1,769)
Inventories	71	(2)
Prepaid expenses and other assets	1,820	(80)
Refundable income taxes	132	4,566
Accounts payable	(1,057)	(828)
Deferred revenue	(3,711)	948
Other liabilities	1,625	1,090
Deferred rent	47	330

Net cash provided by operating activities	78	10,787

Cash flows from investing activities:
Additions to property and equipment	(1,874)	(2,992)
Proceeds from sale of property and equipment	--	38

Net cash used in investing activities	(1,874)	(2,954)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	12
Proceeds from issuance of debt	--	10,939
Principal payments on debt obligations	(2,395)	(16,989)

Net cash used in financing activities	(2,387)	(6,038)

Net (decrease) increase in cash and cash equivalents	(4,183)	1,795

Cash and cash equivalents at beginning of period	10,850	8,585

Cash and cash equivalents at end of period	$6,667	$10,380

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$236	$389

Income taxes	$640	$579

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

1.	Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers. The Company’s training centers provide application software, technical certification, and business skills training to a wide range of individuals and employer-sponsored individuals from domestic and international public and private corporations, service organizations and government agencies worldwide. Additionally, the Company supplies externally licensed curriculum and courseware materials to its franchisees. As of September 30, 2004, the Company and its franchisees delivered training in 25 company-owned and 233 franchised locations in 54 countries around the world.

2.	Basis of Presentation

The Company has experienced significant operating losses in fiscal 2002 and in the first nine months of 2004, primarily the result of non-cash goodwill and fixed asset impairment charges. As of September 30, 2004, the Company’s shareholder’s equity and working capital totaled $12,963 and negative $10,179, respectively. At September 30, 2004 the Company was in default of its credit facility, and has since received a waiver (see Note 6). The Company believes its future plans, which include additional sub-prime financing sources for its consumer market customer base, adding sales personnel at company-owned centers, and the possibility of restructuring the company-owned centers reporting unit, will result in improved future operating results. Additionally, the Company’s future plans include additional focus on collections of outstanding receivables, the possible redemption of officer life insurance policies for their cash surrender value and, potentially, the sale of other long-term assets in order to improve liquidity. Based on the Company’s current performance and its future plans, management believes its existing cash balances will be sufficient to fund operations and make planned capital expenditures, absent any acceleration of the credit facility. Furthermore, the Company anticipates it will ultimately be successful in the renegotiation of its credit facility (see Note 6), thus enabling it to honor its debt service commitments as of September 30, 2004 and providing the Company with additional liquidity, if needed. Although the Company believes its plan will be successful, there can be no assurance that the Company will successfully implement its plans. If the company is not successful in implementing its plans, there could be a materially adverse impact on the Company's financial position and the results of operations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to present fairly the financial position of the Company at September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003. The statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2003.

Certain items have been reclassified to conform to 2004 presentation.

3.	Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires the disclosure of option status on a more prominent and frequent basis. Such disclosure for the three and nine month periods ended September 30, 2004 and 2003 are presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees and directors. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the market price of the underlying stock on the date of grant.

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

At September 30, 2004, the Company has two stock-based employee compensation plans. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant.

If the Company accounted for stock options issued to employees based on the fair value method, results of operations for the three and nine month periods ending September 30, 2004 and 2003 would have been as follows:

	Three months ended September 30,
	2004	2003

Net (loss) income, as reported	$(35,011)	$682
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(426)	(277)

Pro forma net (loss) income	$(35,437)	$405

Pro forma net (loss) income per common share - Basic	$(3.38)	$0.04

Pro forma net (loss) income per common share - Diluted	$(3.38)	$0.04

	Nine months ended September 30,
	2004	2003

Net (loss) income, as reported	$(35,818)	$1,230
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(1,365)	(1,144)

Pro forma net (loss) income	$(37,183)	$86

Pro forma net (loss) income per common share - Basic	$(3.54)	$0.01

Pro forma net (loss) income per common share - Diluted	$(3.54)	$0.01

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.3%, volatility of 85% — 102%, and zero dividend yield for 2004 grants, a risk-free interest rate of 2.3%, volatility of 67%, and zero dividend yield for 2003 grants. Expected lives range from four to ten years.

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended September 30, 2004:
	Company-owned	Franchising	Executive	Consolidated
	Centers		Office

Revenues from external customers	$21,820	$10,405	$--	$32,225
Inter-segment revenues	--	2,024	--	2,024
Impairment of fixed assets	726	--	--	726
Impairment of goodwill	6,960	--	--	6,960
Depreciation and amortization	693	753	--	1,446
Interest expense	90	--	--	90
Interest income	17	13	--	30
Net income (loss) before income taxes	(11,113)	1,042	--	(10,071)
Income tax provision (benefit)	--	--	24,940	24,940
Net income (loss)	(11,113)	1,042	(24,940)	(35,011)
Total assets	17,528	30,438	9,0857	57,051
Capital expenditures	533	41	--	574
Accounts receivable	5,762	9,880	(132)	15,510

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

For the three months ended September 30, 2003:

	Company-owned	Franchising	Executive	Consolidated
	Centers		Office

Revenues from external customers	$25,246	$9,784	$--	$35,030
Inter-segment revenues	--	2,053	--	2,053
Depreciation and amortization	893	909	--	1,802
Interest expense	128	--	--	128
Interest income	18	14	--	32
Net income (loss) before income taxes	372	764	--	1,136
Income tax provision (benefit)	149	305	--	454
Net income (loss)	223	459	--	682
Total assets	61,744	27,151	17,145	106,040
Capital expenditures	105	595	--	700
Accounts receivable	10,292	10,887	26	21,205

For the nine months ended September 30, 2004:

	Company-owned	Franchising	Executive	Consolidated
	Centers		Office

Revenues from external customers	$68,886	$29,674	$--	$98,560
Inter-segment revenues	--	6,338	--	6,338
Depreciation and amortization	2,200	2,515	--	4,715
Impairment of fixed assets	726	--	--	726
Impairment of goodwill	6,960	--	--	6,960
Interest expense	259	--	--	259
Interest income	48	48	--	96
Net income (loss) before income taxes	(13,513)	2,098	--	11,415
Income tax provision (benefit)	--	--	24,403	24,403
Net income (loss)	(13,513)	2,098	(24,403)	(35,818)
Total assets	17,528	30,438	9,085	57,051
Capital expenditures	1,366	508	--	1,874
Accounts receivable	5,762	9,880	(132)	15,510

For the nine months ended September 30, 2003:

	Company-owned	Franchising	Executive	Consolidated
	Centers		Office

Revenues from external customers	$77,534	$29,281	$--	$106,815
Inter-segment revenues	--	6,379	--	6,379
Depreciation and amortization	2,857	2,413	--	5,270
Interest expense	472	--	--	472
Interest income	52	48	--	100
Net income (loss) before income taxes	(511)	2,561	--	2,050
Income tax provision (benefit)	(204)	1,024	--	820
Net income (loss)	(307)	1,537	--	1,230
Total assets	61,744	27,151	17,145	106,040
Capital expenditures	1,692	1,300	--	2,992
Accounts receivable	10,292	10,887	26	21,205

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

5.	Earnings (Loss) Per Share

The Company computes earnings per share based on Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share” (EPS). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which assumes no dilution from outstanding stock options, and Diluted EPS, as defined therein, which assumes dilution from outstanding stock options. Earnings (loss) per share amounts for all periods presented have been calculated to conform to the requirements of SFAS No. 128.

The computation of Basic EPS is based on the weighted average number of shares outstanding during the period. The computation of Diluted EPS is based upon the weighted average number of shares outstanding, plus shares that would have been outstanding assuming the exercise of all “in-the-money” outstanding options and warrants, computed using the treasury stock method.

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 2004 totaled 2,206,700 and 2,173,782, respectively. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 2003 totaled 2,233,394 and 2,252,254, respectively.

6.	Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”). Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500. As of September 30, 2004, the term loan has a total commitment equal to its outstanding balance of $5,171. Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continue through the term loan’s maturity on February 15, 2005. The revolving loan has a total commitment of $1,500 under which loans are available through maturity and which $0 was outstanding as of September 30, 2004. The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit is outstanding under the revolving loan as of September 30, 2004 for $650. No revolving loans are outstanding. Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005.

Interest related to the Wells Fargo Credit Agreement is paid monthly, bimonthly, or quarterly and is based on the “Base Rate” or “Eurodollar Base Rate,” whichever is applicable to the loan, plus margins based on Adjusted EBITDA, as defined in the Wells Fargo Credit Agreement. The Base Rate is a daily fluctuating rate per annum equal to the higher of the Prime Rate or the Federal Funds Rate plus 1.50%. The Eurodollar Base Rate is the rate per annum for United States dollar deposits equal to the Inter-Bank Market Offered Rate, which approximates the London Inter-Bank Market rate plus 3.75%. Commitment fees of 0.5%, are paid quarterly for any unused portion of the revolving loan commitment. The effective rate of the term loan as of September 30, 2004 was 5.56%.

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

The Wells Fargo Credit Agreement requires the Company to comply with certain financial ratios and other restrictive covenants, including restrictions on the occurrence of additional indebtedness and acquisitions. At September 30, 2004, the Company was not in compliance with the minimum quarterly adjusted EBITDA, the funded debt ratio, and the debt service charge ratio covenants. The Company received a letter from Wells Fargo Bank, National Association, dated November 12, 2004, irrevocably waiving the bank’s default rights with respect to the breach of these debt covenants during the quarter ended September 30, 2004. The waiver is subject to the following conditions: (a) no additional letters of credit shall be issued and no additional borrowings shall be made unless agreed to by the lender, (b) all existing Eurodollar Base Rate loans shall be converted to Base Rate loans upon their expiration, (c) the Company shall maintain a minimum cash balance of $3,500, (d) the Company shall permit the lender or its consultants to conduct reviews of the Company’s operations and its books and records as it reasonably requests, (e) the Company shall provide the lender with 13 week cash flow estimates, updated weekly, and (f) in addition to other payments, reductions, or other amounts scheduled to be paid, the Company shall reduce the outstanding debt balance by at least $1,000 on or before December 15, 2004.

The Company anticipates it will breach the minimum quarterly adjusted EBITDA covenant during the quarter ended December 31, 2004. The Company expects to renegotiate the terms of the existing credit facility with the lender in order to provide additional time to pay down amounts outstanding and adjust restrictive covenants to achievable thresholds. Amended terms may also include provisions regarding an increase in interest from existing rates, restrictions prohibiting additional indebtedness, additional reporting requirements to the lender, and the issuance of warrants or other equity securities to the lender, although it is uncertain this will be the case. If the Company is unsuccessful in renegotiating the credit facility, the lender may demand immediate payment of all amounts due under the credit facility upon the anticipated breach of the minimum quarterly adjusted EBITDA covenant at December 31, 2004.

At September 30, 2004, $850 was available under the Wells Fargo Credit Agreement, however any additional borrowings must be approved by the lender.

The Wells Fargo Credit Agreement is secured by the Company’s cash and cash equivalents, accounts receivable, intangible assets, and investments, if any. Additionally, provisions within the Wells Fargo Credit Agreement entitle the lender the right to receive all sales proceeds related to the disposal of material assets.

7.	Other Current Liabilities

Other current liabilities consist of:

	September 30, 2004	December 31, 2003

Accounts payable to franchises	$1,681	$2,664
Accrued wages and commissions	3,481	4,687
Royalties and fees payable to courseware partners	5,409	3,602
Accrued operating expenses and other	4,473	3,660
Accrued legal settlement	1,700	--

	$16,744	$14,613

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

8.	Income Taxes

During the three months ended September 30, 2004, the Company began the budgeting and forecasting process for fiscal year 2005 and thereafter. The budgeted estimates include reduced expectations of taxable income in the near term, based on the lack of positive indicators that technology sector spending will return as quickly as previously thought. Additionally, due to significant uncertainties related to the accuracy of forecasted amounts, the Company has significantly reduced the estimated time frame from which it determines deferred tax asset recovery. As a result, the Company believes that its deferred tax asset is not currently supported by estimated future taxable income and has therefore recorded a valuation allowance equal to the deferred tax asset at September 30, 2004. The deferred income tax expense incurred during the three and nine month periods ending September 30, 2004 as a result of establishing the valuation allowance was $25,584.

Refundable income taxes represent estimated excess federal and state income tax payments, income tax refunds due, and overpayments that will be applied to subsequent periods. The Company expects to receive $702 of refundable federal and state income taxes in the form of cash during 2004. The remainder of the refundable income taxes balance, or $146, represent overpayments that will be applied to 2005 tax liabilities.

9.	Change in Estimates

Revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs are based on the results of student attendance analyses performed by the Company.

The Company’s student attendance analyses have been derived from historical experience over a period of several years in which the learning programs have been in place. Historical student attendance data from the past eight quarterly analyses, or two years of trailing data, are combined to determine the estimates used in revenue recognition. Where the Company has less than two years of historical experience, revenues are recognized on a straight-line basis over the duration of the programs.

Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied.

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses in the third quarter of 2004, the Company determined that in certain programs, students were taking slightly less time to complete classes compared to past historical experience. As a result of the student attendance analyses performed in the third quarter of 2004, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue of $390, resulting in pre-tax income, net of adjustments to related deferred commissions, of $353. For the nine months ended September 30, 2004, the adjustments to deferred revenue amounted to $745, resulting in pre-tax income, net of adjustments to related deferred commissions, of $674.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

NEW HORIZONS WORLDWIDE,INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands, except per share data)

10.	Legal Settlement

The Company has been named as a defendant in a class action complaint filed by two former instructors in the California Superior Court for Orange County. The complaint alleges that the instructors working in Anaheim, Los Angeles and Sacramento facilities were improperly classified as exempt employees.

In September 2004, the plaintiffs and the Company executed a Memorandum of Understanding which confirms the parties have agreed in principle to settlement terms. These settlement terms provide for: (a) the certification of a class, which includes all New Horizons instructors employed in California, (b) the Company will contribute an all inclusive amount of $1,700 towards settlement, and (c) the Company and its affiliated entities will receive a full release of known and unknown claims by class members. The settlement is subject to preliminary and final approval by the court, and potential challenge by objectors. A hearing at which the court will consider preliminarily approving the settlement is scheduled to occur on November 19, 2004.

As a result of the pending settlement, the Company accrued a loss on legal settlement of $1,700 during the third quarter of 2004, of which the liability is included within other current liabilities in the accompanying consolidated balance sheet as of September 30, 2004. Amounts due under the settlement are expected to be payable in the first quarter of 2005.

11.	Goodwill Impairment

During the third quarter of 2004, the Company recorded a non-cash impairment charge totaling $6,960 against goodwill related to the company-owned centers reporting unit. The charge is the result of decreases in current and projected estimated future cash flows at the company-owned centers.

The Company’s previous analysis assumed a higher level of cash flows, based on an expected rebound in the domestic economy and, more specifically, technology-related spending in 2004. The variance between estimated and actual operating results at the company-owned locations during the nine months ended September 30, 2004 and the lack of positive indicators that the technology sector will return as quickly as previously thought, has caused the Company to revise downward its estimates of future profitability and cash flows.

The fair value of each reporting unit was determined by a third party valuation consultant. The consultant’s fair value analysis considered both the income approach and market approach in determining fair value, based on the Company’s best estimates of future performance.

12.	Impairment of Fixed Assets

During the third quarter of 2004, the Company recorded a non-cash impairment charge totaling $726 against fixed assets at the Company’s Los Angeles, Sacramento, Cleveland, Hartford, and Charlotte company-owned centers business segment pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The non-cash impairment charge is the result of continued operating and cash flow losses arising from the asset groups and a decrease in the estimated fair value of each asset group. The estimated fair value of each asset group was determined based on recent sales of comparable asset groups within the Company’s franchise network.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the September 30, 2004 Condensed Consolidated Financial Statements and related notes and the Company’s annual report for the year ended December 31, 2003.

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

Revenue Recognition

The Company recognizes revenue for training vouchers, club memberships, and technical certification tracks of certain durations based on estimates of how the Company delivers training to customers over the service period. These estimates differ from the straight-line method. Combined, these products comprise a material amount of the Company’s consolidated revenues. Management has determined historical student attendance pattern rates are the best estimate of how the Company will deliver training to customers in the future.

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

Historical student attendance data from the past eight quarterly analyses, or two years of trailing data, are combined to determine the estimates used in revenue recognition.

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

The continual revision of estimated student attendance rates may result in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of historical student attendance rates in the third quarter of 2004, the Company recorded an increase in revenue of $390. For the nine months ended September 30, 2004, the Company recorded total increase in revenue of $745.

Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred, including commissions paid to sales persons and technology and hosting costs associated with the Company’s eLearning products. Deferred costs are charged to earnings at the same rate that the associated product revenues are recognized.

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

Deferred Tax Asset

In preparing the consolidated financial statements, the Company estimates its income taxes for federal and state purposes. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is established or this allowance is increased in a period, an expense must be included within the tax provision in the consolidated statements of operations.

The Company analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. Significant uncertainties associated with projections of future taxable income have resulted in a decrease in the period in which taxable income is forecasted. In the recovery analysis, recent cumulative losses are provided greater weight than estimated future profitability. As a result, in the absence of significant positive evidence indicating future taxable income is imminent, there is a presumption that a valuation allowance is required during periods of recent cumulative losses.

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

The Company utilizes outside valuation consultants in determining the fair value of its reporting units. For the purposes of the valuation of the reporting units, both the income approach and the market approach are utilized in determining fair value. Fair value estimates using the income approach utilize the Company’s best estimates of future operating performance.

OVERVIEW

The IT training industry is highly fragmented. Services are delivered by any or all of the following: multi-national technology companies that specialize in hardware and software implementations and provide initial training to support these products; electronics merchandisers that offer supplementary applications training; independent training providers such as the Company; and accredited and unaccredited public and private institutions.

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

Reductions in Cost Structure

As a direct response to decreases in sales opportunities and student attendance, the Company significantly reduced its cost structure by decreasing headcount and capacity, and by maintaining certain class delivery efficiency metrics.

The Company monitors its exposure to compensation expense in terms of selling, instructor, and other non-selling headcount. The following table illustrates the Company’s selling, instructor, and other non-selling headcount:

	September 30,
	2004	2003

Company-owned training centers headcount
Selling	229	257
Instructor	208	247
Other non-selling	256	287

Company-owned training centers	693	791

Franchising operations	134	151

Total	827	942

The Company has either sublet or terminated its lease agreements for certain Company facilities that had excess capacity, which resulted from decreases in student attendance and training events. The Company intends to continue to sublet or terminate its leases if and when the opportunity exists at under-utilized facilities.

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

The following table illustrates the Company’s class delivery efficiency metrics within the company-owned training centers for the three months ended September 30, 2004 and 2003:

	2004	2003

Training events	9,068	10,431
Number of students	72,098	88,011
Students per event	8.0	8.4
Instructor utilization	87%	84%
Average price per day	$234	$229

Additional Sources of Revenue and Segmented Sales Force

Historically, the Company’s sales force almost exclusively targeted small-to-medium size businesses. Sales opportunities for this market segment have decreased due to weak corporate operating performance, the perception that employee training is discretionary, and high unemployment levels for qualified IT professionals. As a result, the Company identified additional revenue sources by dividing the IT training market into three categories: consumers, small-to-medium businesses, and governmental agencies and large corporations (together known as the enterprise/government category).

Each market category has distinctly different characteristics. Consumers, or non-employer sponsored individuals, need technical certifications and vendor specific skills required to gain employment in the IT industry. Small-to-medium businesses require IT solutions to customer specific business problems. Enterprise/government customers require IT solutions to their business problems, as well as additional logistical support in the coordination of delivery of IT training in multiple locations and modalities.

In order to effectively sell into the consumer, small-to-medium business, and enterprise/government categories, the Company divided its sales force accordingly. Under the segmented sales model, sales persons focus on an individual market category and utilize more sophisticated sales techniques in order to diagnose business problems and prescribe IT training solutions.

The Company estimates the enterprise/government category to spend approximately $3.6 billion annually on IT related training. Given the number of domestic and international delivery locations within the New Horizons network, the Company’s eLearning product offerings, and the release of the Integrated Learning Manager, the Company believes it is poised to effectively service this category. During 2003, the Company invested significantly in enterprise/government category infrastructure and sales personnel and, as a result, both enterprise/government sales and requests for proposal activity grew throughout the first nine months of 2004.

Increasingly Complex Customer Needs

The needs of IT training customers have become increasingly more complex. During the industry’s rapid growth, customers required specific software applications training to make employees more efficient in the workplace and to train their IT staff on recently acquired technologies and new IT standards.

Currently, customers are seeking IT solutions to customer specific business problems, as well as multiple delivery methods, and a high return on investment. To satisfy current customer needs, the Company develops relevant product offerings for each market category, provides blended learning solutions, and obtains the highest quality rankings available in the industry.

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

To monitor the quality of instruction, the Company utilizes Metrics That Matter scores, which are independent student satisfaction surveys conducted at each of Microsoft’s Certified Partner Learning Solutions centers. According to these surveys, the Company’s quality rankings have been amongst the highest in the industry. At September 30, 2004 and 2003, New Horizons had more centers ranked in the top twenty-five in overall Microsoft training customer satisfaction than all other training centers combined.

Successful product development materializes into customer demand for New Horizons training products. The Company analyzes two key performance indicators in judging the demand for New Horizons training products. These key performance indicators include non-eLearning courseware sales and system-wide sales comparisons.

Non-eLearning courseware sales are comprised primarily of physical courseware and other class materials, such as kits and books, sold to the franchise network. The Company views these figures as a leading indicator of the sales and delivery volume occurring throughout the franchise network.

Non-eLearning courseware sales for the quarters ended September 30, 2004 and 2003 are illustrated in the table below:

	2004	2003

Non-eLearning courseware sales	$3,990	$3,450

System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises. Same center revenues represent revenues from company-owned training centers and franchises open during both periods of comparison. Total system-wide revenues for the quarters ended September 30, 2004 and 2003 are illustrated in the table below:

	2004	2003

Total system-wide revenues	$96,302	$98,362
System-wide same center revenues	95,785	95,536

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Revenues totaled $32,225 for the three months ended September 30, 2004, a decrease of $2,805, or 8%, from $35,030 for the three months ended September 30, 2003. The revenue decrease is the result of the net effect of a revenue decrease at company-owned training centers of $3,426 and an increase in franchising revenue of $621.

Company-Owned Training Centers
Company-owned training centers earned revenue of $21,820 during the third quarter of 2004, a decrease of $3,426, or 14%, from $25,246 during the third quarter of 2003. The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses and a decrease in sales volume to the consumer market, offset by an increase in revenue associated with revised revenue recognition rates.

Revenues generated from the consumer market decreased significantly during the quarter ended September 30, 2004 from the same period in 2003. The decrease in consumer market revenue is primarily attributable to the inability of consumers to finance desired courses of study with financial institutions. During the second quarter of 2004, the three financial institutions which offered educational loans to New Horizons’ customers revised their underwriting requirements and increased restrictions associated with sub-prime borrowers. While one financial institution has stopped making educational loans altogether, the Company recently negotiated with the two remaining financial institutions for more flexible sub-prime financing arrangements for New Horizons customers. The Company expects the new arrangements will result in a greater number of consumers being eligible to finance their studies.

The Company, upon completing its historical student attendance analyses, revised revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs. As a result of these revised rates, the Company recorded an increase to revenue of $390 in the third quarter of 2004.

Franchising
Franchising revenues totaled $10,405 during the third quarter of 2004, an increase of $621 from $9,784 during the same period in 2003. The increase in franchising revenues resulted from increases in franchise fees, franchise royalties, and an increase in courseware sales. Franchise fees increased $163 from the same period in 2003, resulting from new master franchise sales in the Company’s EMEA (Europe, Middle East & Africa) region. Franchise royalties increased $1 due to the increases associated with international franchise revenue growth of $109, net against decreases in domestic franchise revenues of $108 resulting from a lower number of domestic franchises. The Company’s effective royalty rates for international franchises are less than those of North American franchises. Courseware sales increased $457 from the same period in 2003, resulting from increased demand for Microsoft Official Curriculum products by North American franchises.

System-wide
System wide revenues totaled $96,302 during the quarter ended September 30, 2004, a decrease of 2%, or $2,060, from $98,362 during the same period in 2003. System wide revenues are comprised of the following:

	Quarter ended September 30,
	2004	2003	Difference

System wide revenue
Composed of:
Company-owned centers	$21,820	$25,246	$(3,426)
North American franchises	48,228	48,333	(105)
International franchises	26,254	24,783	1,471

Total	$96,302	$98,362	$(2,060)

Number of:
Company-owned centers	25	26	(1)
North American franchises	118	130	(12)
International franchises	115	100	15

Total	258	256	2

The decrease in system-wide revenues is due primarily to the net effect of a revenue decrease at company-owned training centers, offset by an increase in revenue at international franchises. North American franchise revenue remained relatively stable, decreasing only $105. As discussed above, company-owned training center revenue decreased 14%, or $3,426, in the third quarter of 2004, as compared to the same period in 2003. International franchises experienced revenue increases of $1,471, or 6%, in the third quarter of 2004, as compared to the same period in 2003. Increases in international franchise revenues resulted primarily from the addition of 15 franchises and strong growth in Middle Eastern franchises due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $1,065 or 5% in the third quarter of 2004 compared to the same period in 2003. As a percentage of revenues, cost of revenues in the third quarter increased to 58% in 2004 from 57% in 2003. Included within cost of revenues in 2003 is $401 related to a one-time loss on subleased facilities. The remainder of the decrease in cost of revenues in absolute dollars is attributable to decreases in revenue, a reductions in payroll totaling $797 resulting from headcount reduction initiatives, decreases in rent expense for company-owned centers of $231 resulting from lease terminations and subleases executed in prior periods, and decreases in company-owned center depreciation expense of $231 resulting primarily from reduced capital expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $156 or 1% in the third quarter of 2004 as compared to the third quarter of 2003. As a percentage of revenues, selling, general and administrative expenses increased to 44% in 2004 as compared to 40% in 2003. The increase in selling, general and administrative expenses in absolute dollars resulted from increases in expenses associated with audit and consulting fees related to Sarbanes-Oxley Act requirements of $403, offset by reductions in payroll expense totaling $702 resulting from headcount reduction initiatives and a decrease in commissions and incentive compensation due to a decrease in revenues at company-owned centers.

Impairment of Goodwill

During the third quarter of 2004, the Company recorded a non-cash impairment charge totaling $6,960 against goodwill related to the company-owned centers reporting unit. The charge is the result of decreases in current and projected estimated future cash flows at the company-owned centers.

The Company’s previous analysis assumed a higher level of cash flows, based on an expected rebound in the domestic economy and, more specifically, technology-related spending in 2004. The variance between estimated and actual operating results at the company-owned locations during the nine months ended September 30, 2004 and the lack of positive indicators that the technology sector will return as quickly as previously thought, has caused the Company to revise downward its estimates of future profitability and cash flows.

Loss on Legal Settlement

During the third quarter of 2004, the Company agreed in principle to settlement terms for a class action suit in which the Company was named as a defendant. As a result, the Company recorded a loss of $1,700, which is equal to the amount due to the plaintiffs under the proposed settlement agreement.

Interest Expense

Interest expense totaled $90 for the third quarter of 2004, a decrease of $38 from $128 recorded in the third quarter of 2003. The decrease is due to lesser amounts of outstanding debt in 2004 as compared to 2003.

Provision for Income Taxes
During the quarter ended September 30, 2004, income tax expense totaled $24,940, an increase from $454 during the same period in 2003. The Company’s income tax expense includes a $25,584 charge related to the establishment of a valuation allowance against deferred tax assets.

Based on recent shortfalls between the Company’s projected taxable income and actual taxable income and related unfavorable industry conditions, uncertainties exist related to the Company’s ability to accurately forecast future taxable income. These uncertainties, in addition to recent cumulative operating losses, have resulted in a decrease in the period over which taxable income is forecast for the purpose of the analysis. The reduction in the taxable income forecast period, in addition to estimates of taxable income reflective of the lack of positive indicators that technology sector spending will return as quickly as previously thought, resulted in the need for the deferred tax asset to be reserved in its entirety.

NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Revenues totaled $98,560 for the nine months ended September 30, 2004, a decrease of $8,255, or 8%, from $106,815 for the nine months ended September 30, 2003. The revenue decrease is due to a revenue decrease at company-owned training centers of $8,648, offset by an increase in franchising revenue of $393.

Company-Owned Training Centers
Company-owned training centers earned revenue of $68,886 during the nine months ended September 30, 2004, a decrease of $8,648, or 11%, as compared to the same period in 2003. The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses and a decrease in sales volume associated with the consumer market, net against an increase in revenue associated with the revision of revenue recognition rates applied to certain programs.

Revenues generated from the consumer market decreased significantly during the quarter ended September 30, 2004. The decrease in consumer market revenue is primarily attributable to the inability of consumers to finance desired courses of study with financial institutions. During the second quarter of 2004, the three financial institutions which offered educational loans to New Horizons’ customers revised their underwriting requirements and restricted lending to sub-prime borrowers. While one financial institution has stopped making educational loans altogether, the Company recently negotiated with the two remaining financial institutions for more flexible sub-prime financing arrangements for New Horizons customers. The Company expects the new arrangements will result in a greater number of consumers being eligible to finance their studies.

The Company, upon completing its historical student attendance analyses, revised revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs. As a result of these revised rates, the Company recorded an increase to revenue of $745 in the nine months ended September 30, 2004.

Franchising
Franchising revenues totaled $29,674 during the nine month period ended September 30, 2004, an increase of $393 as compared to the same period in 2003. The increase in franchising revenues is due to increases in franchise fees and courseware sales, offset by a decrease in continuing royalties. Franchise fees increased $135 from the same period in 2003, resulting from additional franchise sales, primarily in the Company’s EMEA region. Courseware sales increased $815 due to increased demand for Microsoft Official Curriculum products by North American franchises. Franchise royalties decreased $557 due to a decrease in royalties earned from North American franchises of $745 and an increase in royalties earned from international franchises of $193. The number of North American franchises decreased by 12, or 9%, in the nine month period ended September 30, 2004 versus the same period in 2003. The number of international franchises increased by 15, or 15% in the nine month period ended September 30, 2004 as compared to the same period in 2003.The Company’s effective royalty rates for international franchises are less than those of North American franchises.

System-wide
System wide revenues totaled $294,929 during the nine months ended September 30, 2004, a decrease of 2%, or $5,949, from $300,878 during the same period in 2003.

	Nine months ended September 30,
	2004	2003	Difference

System wide revenue
Composed of:
Company-owned locations	$68,886	$77,534	$(8,648)
North American franchises	144,276	149,729	(5,453)
International franchises	81,767	73,615	8,152

Total	294,929	300,878	(5,949)

Number of:
Company-owned locations	25	26	(1)
North American franchises	118	130	(12)
International franchises	115	100	15

Total	258	256	2

The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises, offset by an increase in revenue at international franchises. As discussed above, company-owned training center revenue decreased 11%, or $8,648, in the first nine months of 2004, as compared to the same period in 2003. Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses. Additionally, the decrease in North American franchise revenue was intensified by the closure of 12 franchises. In total, North American franchise revenues decreased 4% or $5,453, in the first nine months of 2004. International franchises have experienced revenue increases of $8,152, or 11%, in the first nine months of 2004, as compared to the same period in 2003. Increases in international franchise revenues are due to the addition of 15 franchises and strong revenue growth in Middle Eastern franchises due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $1,300 or 2% during the nine months ended September 30, 2004, as compared to the same period in 2003. As a percentage of revenues, cost of revenues in the first nine months was 59% of revenues in 2004, as compared to 56% in 2003. The decrease in the cost of revenues in absolute dollars was a result of decreased revenues, the effect of cost reduction initiatives that decreased payroll expense by $1,801, decreases in facilities costs at company-owned training centers of $622, and reductions in non-recurring charges associated with the sublease and termination of excess facility space at company-owned locations of $557.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,526 or 6% for the nine month period ended September 30, 2004, as compared to the same period in 2003. As a percentage of revenues, selling, general and administrative expenses remained stable at 43% in 2004, as compared to 42% in 2003. The decrease in selling, general and administrative expenses in absolute dollars resulted from a $2,042 decrease in payroll expense due to headcount reduction initiatives and decreases in commission expense and incentive compensation due to the decrease in revenues at company-owned centers, offset by increases in audit and consulting fees related to Sarbanes-Oxley Act requirements totaling $403.

Interest Expense
Interest expense totaled $259 for the nine months ended September 30, 2004, a decrease of $213 from $472 recorded in the same period of 2003. The decrease is due to lower outstanding debt in 2004 as compared to 2003.

Provision for Income Taxes
Income tax expense totaled $24,403 for the nine months ended September 30, 2004, an increase of $23,583 from $820 in the same period of 2003. As mentioned previously, the increase is due to the establishment of a valuation allowance against the Company’s deferred tax assets in their entirety.

Liquidity and Capital Resources

The Company’s historical sources of cash are comprised of sales of IT training courses at company-owned training centers, the sale of master and unit franchise territories, continuing royalties from franchises, and courseware sales to franchises.

The Company’s future obligations consist primarily of its debt facility with Wells Fargo Bank, trade payables and legal settlement, future delivery of IT training courses, off-balance sheet obligations and contractual commitments, and capital expenditures.

Credit Facility
At September 30, 2004, the outstanding balance on the Company’s credit facility totaled $5,171. The Company is contractually obligated to make quarterly principal payments of $750 on the term loan portion of the credit facility through its maturity on February 15, 2005, upon which all remaining amounts outstanding under the credit facility are due.

The credit facility with Wells Fargo Bank requires the Company to maintain minimum financial ratios and contains restrictive covenants including restrictions on the occurrence of additional indebtedness and acquisitions. At September 30, 2004, the Company was not in compliance with the minimum quarterly adjusted EBITDA requirement, the funded debt ratio, and the debt service charge ratio covenants.

The Company received a letter from Wells Fargo Bank, National Association, dated November 12, 2004, irrevocably waiving the bank’s default rights with respect to the breach of these debt covenants during the quarter ended September 30, 2004. The waiver is subject to the following conditions: (a) no additional letters of credit shall be issued and no additional borrowings shall be made unless agreed to by the lender, (b) all existing Eurodollar Base Rate loans shall be converted to Base Rate loans upon their expiration, (c) the Company shall maintain a minimum cash balance of $3,500 in a designated deposit account, (d) the Company shall permit the lender or its consultants to conduct reviews of the Company’s operations and its books and records as it reasonably requests, (e) the Company shall provide the lender with 13 week cash flow estimates, updated weekly, and (f) in addition to other payments, reductions, or other amounts scheduled to be paid, the Company shall reduce the outstanding debt balance by at least $1,000 on or before December 15, 2004.

The Company anticipates it will breach the minimum quarterly adjusted EBITDA covenant during the quarter ended December 31, 2004 at which time the lender may demand immediate payment of all amounts due under the credit facility. The Company expects to renegotiate the terms of the existing credit facility with the lender in order to provide additional time to pay down amounts outstanding and adjust restrictive covenants to achievable thresholds. Amended terms may also include provisions regarding an increase in interest from existing rates, restrictions prohibiting additional indebtedness, additional reporting requirements to the lender, and the issuance of warrants or other equity securities to the lender, although it is uncertain this will be the case. If the Company is unable to renegotiate the credit facility, the entire amount outstanding may be immediately due and payable upon the anticipated breach of minimum quarterly adjusted EBITDA at December 31, 2004. To the extent the Company’s operating cash flows are not adequate, the Company will need to raise additional capital, either through the sale of assets, the sale of equity, and/or refinancing the outstanding debt balance.

Trade Payables
At September 30, 2004, the Company’s accounts payable and accrued liabilities equaled $19,659. The Company believes these amounts will be required to be paid in cash during the next year. Included within the Company’s accrued liabilities balance is a legal settlement accrual of $1,700 which is expected to be payable in the first quarter of 2005.

Future Delivery of IT Training
The Company’s deferred revenue balance, which represents the Company’s obligation to provide future IT training to customers, totaled $16,321 at September 30, 2004. The Company believes the majority of these obligations will be performed during the next year, requiring cash outflows for incremental delivery costs of approximately $4,900.

Off-Balance Sheet Arrangements and Contractual Obligations
The Company’s off-balance sheet arrangements and contractual obligations consist of outstanding guarantees, surety bonds, and operating leases.

The Company has outstanding guarantees and surety bonds of $650 and $1,013, respectively. Outstanding guarantees pertain to a letter of credit issued to a landlord of a certain company-owned training center as a security deposit. The Company has issued surety bonds on behalf of company-owned training centers and certain franchises to guarantee performance in various states in respect to providing training to consumers. In the event the Company were to abandon training in a state where there is a surety bond, the state agency could draw against the bond to satisfy undelivered training obligations. The Company has not recorded any liability for these guarantees and surety bonds within its financial statements as of September 30, 2004.

Capital Expenditures
The nature of the IT training industry requires substantial cash commitments for the purchase of computer equipment, software, and training facilities. During the first nine months of 2004, the Company made capital expenditures of approximately $1,874. Capital expenditures for 2004 are expected to total approximately $2,000 to $2,200. Management believes the Company’s current capital assets are adequate for existing operations.

Historically, the Company has been able to fund operations and meet its debt obligations through cash provided by operating activities. Cash provided by operations for the nine months ended September 30, 2004 totaled $78. Cash provided by operations for the nine months ended September 30, 2003 totaled $10,787.

The Company has never paid cash dividends on its common stock and has no present intention to pay any cash dividends in the foreseeable future.

The Company is currently in default of its credit facility and has received a waiver from the lender. The Company anticipates it will ultimately be successful in obtaining a waiver of its covenant violation and in the renegotiation of its debt facility (see Note 6), thus enabling it to honor its debt service commitments as of September 30, 2004 and providing the Company with additional liquidity, if needed.

Management believes its future plans, combined with existing capital, anticipated cash flows from operations, and effects of a planned renegotiated credit facility will be adequate to support the Company’s current and anticipated capital and operating expenditures for the next twelve months. The Company's future plans include additional sub-prime financing sources for its consumer market customer base, adding sales personnel at company-owned centers, and the possibility of restructuring the company-owned centers reporting unit, additional focus on collections of outstanding receivables, the possible redemption of officer life insurance policies for their cash surrender value and, potentially, the sale of other long-term assets.

The Company may need additional capital to acquire companies in complementary industries. If cash generated by operations is insufficient to satisfy liquidity requirements, the Company may need to sell additional equity, refinance its credit facility, or sell certain of its assets. The sale of additional equity or convertible debt securities may result in additional dilution to stockholders. The Company may not be able to raise any such capital, if needed, on terms acceptable to New Horizons, or at all.

The extent of the Company’s needs for additional liquidity will depend on its ability to successfully renegotiate its existing credit facility and its future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting our business and operations. Although the Company believes its plan will be successful, there can be no assurance that the Company will successfully implement its plans. If the company is not successful in implementing its plans, there could be a materially adverse impact on the Company's financial position and the results of operations.

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

In the future, the Company plans to continue to grow through improved revenues and profits at company-owned and franchised locations; the sale of additional franchises; the development of new course offerings and market categories than can be delivered through the existing distribution channel; and the acquisition of companies in similar or complementary businesses.

The Company’s growth strategy is premised on a number of assumptions concerning trends in the IT training industry. These include the resumption of growth in the market for IT training and the trends toward outsourcing and eLearning. To the extent that the Company’s assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected. Important factors that may cause the results contemplated by such forward-looking statements to vary include, but are by no means limited to: (i) the Company’s ability to respond effectively to potential changes in the manner in which computer training is delivered, including the increasing acceptance of technology-based training, including through the Internet, which could have more favorable economics with respect to timing and delivery costs and the emergence of just-in-time interactive training; (ii) the Company’s ability to attract and retain qualified instructors and management employees; (iii) the rate at which new software applications are introduced by manufacturers and the Company’s ability to keep up with new applications and enhancements to existing applications; (iv) the level of expenditures devoted to upgrading information systems and computer software by customers; (v) the Company’s ability to compete effectively with low cost training providers who may not be authorized by software manufacturers; (vi) the Company’s ability to manage the growth of its business; (vii) the Company's ability to renegotiate its existing credit facility; and (viii) the Company's ability to raise additional capital on terms acceptable to the Company, if needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. It monitors the risks associated with interest rates and financial instrument positions.

The Company’s primary interest rate risk exposure results from floating rate debt on its line of credit. As of September 30, 2004, the Company’s total bank debt consisted of floating rate debt. If interest rates were to increase 100 basis points (1.0%) from September 30, 2004 rates, and assuming no changes in bank debt from the September 30, 2004 levels, the additional annual expense would be approximately $51 on a pre-tax basis. The Company currently does not hedge its exposure to floating interest rate risk.

The Company’s revenue derived from international operations is paid by its franchisees in United States dollars and, accordingly, the foreign currency exchange rate fluctuation is not material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004 (the “Evaluation Date”), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, except as noted below.

During the quarter ended September 30, 2004 and through the date of this filing, the Company identified material weaknesses in its internal control environment and in certain activity-level controls.

In October 2004, key senior accounting and finance personnel resigned, including the Company’s Chief Financial Officer and Corporate Controller. In addition, the responsibilities of the Company’s Director of Finance were redirected towards internal control evaluation and testing efforts which are required under Section 404 of the Sarbanes-Oxley Act. The turnover or change of personnel in the Company’s accounting and finance department has resulted in the loss of significant knowledge and experience in the Company’s accounting policies and procedures. These personnel changes have increased the amount of time required to perform control procedures and develop financial information.

The Company has addressed the loss of these key personnel as follows: The Company’s Chief Executive Officer has been appointed as the Interim Chief Financial Officer; the Company has recently hired a full time Corporate Controller; and the Company has engaged the services of a temporary hire to assist the Interim Chief Financial Officer in his day-to-day responsibilities, and a second temporary hire to perform the remaining duties of the Director of Finance. As of the date of this quarterly filing, the Company is actively recruiting for permanent replacements for the Chief Financial Officer and Director of Finance.

The Company is currently undertaking a full analysis and documentation of the Company’s internal control over financial reporting. In the course of this analysis, the Company conducted preliminary tests in September 2004 of key activity-level controls at company-owned centers. The results of these tests identified deficiencies in the effectiveness of internal controls in the areas of monitoring and oversight, account analysis and reconciliation and segregation of duties. The Company is currently in the remediation process in regards to the identified control weaknesses. Testing of the operating effectiveness of revised controls at company-owned centers is expected to be completed in December 2004.

The Company is working to design and implement appropriate procedures in order to remediate the deficiencies that have been identified to date in its internal control over financial reporting. Testing performed in December 2004 may identify additional deficiencies in internal control over financial reporting. Additionally, the Company has yet to complete its design and operating effectiveness testing at its corporate business unit, which includes franchise operations. After completing the company-wide analysis, the Company may conclude that the identified deficiencies remain material weaknesses in internal control over financial reporting. No assurance can be provided with regard to the success in these efforts by December 31, 2004.

(b) Changes in Internal Controls

Except as described above, there were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Two former instructors filed a class action complaint in the California Superior Court for Orange County, which alleged that instructors working in the Company’s Anaheim, Los Angeles, and Sacramento facilities were improperly classified as exempt employees and sought overtime pay for hours worked in excess of 40 in a given week and/or for hours worked in excess of eight in a given day. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined a settlement was warranted.

On September 2, 2004, the Company entered into an agreement in principle to resolve the matter. The settlement, which has yet to be finalized and approved by the Court, will specify that all the Company’s instructors employed at its California company-owned locations during the class period will be certified as a class for settlement purposes, the Company will pay $1.7 million to settle the plaintiffs’ claims and the related attorneys’ fees and in return will be released fully from all known and unknown claims of the class. The settlement, which is subject to preliminary and final approval by the Court and potential challenges by objectors within the class, will be considered by the Court for preliminary approval at a hearing scheduled for November 19, 2004.

ITEM 6. EXHIBITS

Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION
4.1	Waiver, dated November 12, 2004, to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A.
31.1	Rule 13a - 14(a) Certification of the Company's Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 15, 2004	NEW HORIZONS WORLDWIDE, INC. (Registrant) By: /s/ Thomas J. Bresnan Thomas J. Bresnan NEW HORIZONS WORLDWIDE, INC. Chief Executive Officer and Chief Financial Officer