Form 10-Q/A
period 2004-03-31
NEW HORIZONS WORLDWIDE INC
filed 2007-01-31
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at March 31, 2004: 10,451,158

Preface

New Horizons Worldwide, Inc. (“we” or the “Company”) is filing this Amendment on Form 10-Q/A (the “Report”) which amends our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2004, to reflect the restatement of our consolidated financial statements for the three-months ended March 31, 2004 and March 31, 2003 as discussed in Notes 3 and 4 herein.  We have filed our audited 2004 annual results and restated unaudited 2003 annual results with/as part of a Current Report on Form 8-K dated November 6, 2006.

Explanatory Note To The Accompanying Financial Statements For The Three Months Ended March 31, 2004 and 2003

(all amounts in thousands)

As previously disclosed in a Current Report on Form 8-K dated July 21, 2005, during the course of their audit of the financial statements for the year ended December 31, 2004, Grant Thornton, LLP (“prior auditors”) advised the Company that due to their identification of material weaknesses in the systems of internal control, the scope of their work would need to be expanded significantly in order for them to complete the audit and render an auditors’ report for 2004.  Subsequently, as disclosed in an amended Current Report on Form 8-K dated October 3, 2005, our prior auditors advised the Company that even after expanding the scope of their work, they were unable to complete the audit for 2004 and were terminating the client-auditor relationship.

Following the resignation of our prior auditors, our Audit Committee engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) to perform the audit for the year ended December 31, 2004.  During the course of their audit of 2004, Squar Milner and the Company identified a number of adjustments that required the Company to restate the previously issued audited financial statements for the year ended December 31, 2003 and unaudited interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

The Audit Committee and the Company’s senior management undertook an internal review of the facts and circumstances giving rise to the restatements as well as the accounting policies and procedures and related internal controls.  The Audit Committee concluded that of the adjustments reviewed, which were the subject of the restatements, all were the result of error or mistake and not the result of intentional misconduct or fraud.  The principal items identified related to the corrections in the application of accounting principles generally accepted in the United States (“GAAP”).  The aggregate impact of all of the adjustments and identified errors is a reduction of approximately $27,000 in our retained earnings and stockholders’ equity at December 31, 2003 and a reduction on our consolidated results of operations for the three months ended March 31, 2004 of approximately $360.  See also Note 3 “Prior Period Adjustments” and Note 4 “Supplemental Financial Information” in our Current Report on Form 8-K dated November 6, 2006.

As previously disclosed in a Current Report on Form 8-K dated August 2, 2006, the Company concluded that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon because of errors in these financial statements.  Investors are strongly cautioned not to rely on these previously issued financial statements for the periods referenced which are included herein solely for comparative purposes only and unaudited.  Please refer to the Company’s Current Reports on Form 8-K dated August 2, 2006 and November 6, 2006 for additional discussion.

This Amendment does not reflect events, other than those relating to the restatement, that have occurred after May 10, 2004, the date the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 was originally filed, except for (i) the going concern disclosure in Note 2, (ii) the debt disclosure in Note 7, (iii) the liquidity and capital resource disclosure in “Managements Discussion and Analysis”, and (iv) the information and disclosure contained in Part I, Item 4 “Controls and Procedures”, which have been updated through the current date of this filing.  Information with respect to certain events occurring after May 10, 2004 is contained in our Current Report on Form 8-K dated November 6, 2006.

Concurrently with the filing of this Amendment on Form 10-Q/A, we are filing with the SEC the Amended Quarterly Reports on Form 10-Q/A for the quarters ended June 30, 2004 and September 30, 2004 to reflect changes required as a result of the restatements described above.  We have not re-filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 or September 30, 2003, as the relevant changes have been reflected in this Amendment and/or the Amendments concurrently filed or the Current Report on Form 8-K dated November 6, 2006.

ii

NEW HORIZONS WORLDWIDE, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

iii

PART I.  ITEM 1 FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	Unaudited and Restated	Unaudited and Restated
		See Notes 3 and 4
Assets
Current assets:
Cash and cash equivalents	$ 8,325	$ 10,850
Accounts receivable, net	16,536	13,290
Inventories	1,095	1,283
Prepaid expenses	7,025	6,282
Refundable income taxes	3,105	—
Other current assets	1,316	1,103
Total current assets	37,402	32,808

Property and equipment, net	13,429	14,441
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,360	1,360
Notes from officers and director	1,011	1,011
Other assets	748	797
Total Assets	$ 72,318	$ 68,785

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$ 6,671	$ 3,000
Accounts payable	4,020	3,509
Deferred revenue	18,946	19,738
Other current liabilities	17,572	12,284
Total current liabilities	47,209	38,531

Long-term debt, excluding current portion	—	4,565
Deferred rent	2,652	2,616
Other long-term liabilities	817	868
Total liabilities	50,678	46,580

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 10,636,158 and 10,635,158 shares issued; 10,451,158 and 10,450,157 shares outstanding at March 31, 2004 and December 31, 2003, respectively	106	106
Additional paid-in capital	48,569	48,563
Accumulated deficit	(25,737)	(25,166)
Treasury stock at cost - 185,000 shares at March 31, 2004 and December 31, 2003	(1,298)	(1,298)
Total stockholders’ equity	21,640	22,205
Total Liabilities & Stockholders’ Equity	$ 72,318	$ 68,785

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003
(Dollars in thousands, except per share data)
(Unaudited and Restated)

	Three months ended March 31,
	2004	2003
Revenues
Franchising
Franchise fees	$475	$299
Royalties	3,399	3,510
Courseware sales and other	4,268	4,712
Total franchising revenues	8,142	8,521

Company-owned training centers	23,825	23,466
Total revenues	31,967	31,987

Cost of revenues	18,904	20,167
Selling, general and administrative expenses	13,772	14,811

Operating loss	(709)	(2,991)

Other income	43	—
Interest expense	(82)	(202)
Investment income	35	42

Loss before income taxes	(713)	(3,151)

(Benefit) provision for income taxes	(142)	111

Net loss	$(571)	$(3,262)

Weighted average number of common shares outstanding - Basic	10,450	10,388

Weighted average number of common shares outstanding - Diluted	10,450	10,388

Basic loss per share	$(0.05)	$(0.31)

Diluted loss per share	$(0.05)	$(0.31)

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

(Unaudited and Restated)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(571)	$(3,262)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,713	1,744
(Gain) loss on disposal of property and equipment	5	(14)
Provision for bad debts	512	182
Cash (used in) provided by the change in:
Accounts receivable	(3,969)	2,350
Inventories	187	59
Prepaid expenses and other assets	(694)	1,207
Income taxes	(3,105)	(306)
Accounts payable	(247)	(459)
Deferred revenue	(791)	(1,769)
Other liabilities	5,994	3,438
Deferred rent	35	667
Net cash (used in) provided by operating activities	(931)	3,837

Cash flows from investing activities:
Additions to property and equipment	(706)	(821)
Proceeds from sale of property and equipment	—	36
Net cash used in investing activities	(706)	(785)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	—
Proceeds from issuance of debt	—	10,939
Principal payments on debt obligations	(895)	(15,189)
Net cash used in financing activities	(888)	(4,250)

Net decrease in cash and cash equivalents	(2,525)	(1,198)

Cash and cash equivalents at beginning of period	10,850	8,585

Cash and cash equivalents at end of period	$8,325	$7,387

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$76	$236
Income taxes	$402	$159

Noncash investing and financing activities:
Income tax benefit from the exercise of stock options	$7	$—

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)
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

2.             Basis of Presentation

Unaudited and Restated Interim Financial Statements

The accompanying interim consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and have been restated.  The accompanying consolidated balance sheet as of December 31, 2003 is also unaudited and was restated as more fully described  herein (See Notes 3 and 4 to the interim financial statements).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring) necessary to fairly state the Company’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  These interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K dated November 6, 2006 for the fiscal year ended December 31, 2004.

Certain 2003 items have been reclassified to conform to 2004 presentation.

Going Concern Basis of Presentation

The Company has experienced recurring losses, has an accumulated deficit and negative working capital.  The Company has incurred losses during the first quarter of 2004 and also in prior years and has an accumulated deficit of $25,739 as of March 31, 2004.  The Company’s unencumbered assets are limited as is its ability to meet some short term obligations.  The Company has raised approximately $10,000 since December 31, 2004 through the sale of securities and issuance of debt and $1,725 from the sale of company-owned training centers.  These capital inflows, combined with cost cutting initiatives in 2004, 2005 and 2006, have allowed the Company to continue operating through the date of filing of this amended report.  However, there can be no assurance that capital can be raised in the future or that cost cutting by itself can sustain the Company until such time as the operating performance improves.  The need for additional liquidity will depend on future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.             Prior Period Adjustments

The following table summarizes the components of the adjustments to previously reported March 31, 2004 and December 31, 2003 retained earnings:

	March 31,	December 31,
	2004	2003
Retained earnings, as previously reported:	$1,190	$1,403

Adjustments affecting revenues:
Reduction of Nova Vista revenues improperly recorded on a gross basis	(855)	(2,004)
Improper recognition of revenue	210	(2,875)
Reclassification of reimbursements for Ad Fund expenses	(652)	(2,880)
Total revenue restatement	(1,297)	(7,759)

Adjustments affecting expenses:
Reduction of Nova Vista expenses improperly recorded on a gross basis	855	2,004
Understatement of rent expense and deferred rent liability	(36)	(338)
Improper capitalization of rent as a security deposit	—	(107)
Reduction of Ad Fund expenses for reimbursements from franchisees	652	2,880
Valuation allowance on deferred tax assets and other tax errors	—	(23,237)
Understatement of bad debt reserve	(284)	—
Understatement of inventory reserve	(272)	—
Other accounting errors	21	(11)
Total expense restatement	936	(18,809)
Net restatement adjustments	(361)	(26,568)
Prior period restatement adjustments	(26,568)	—
Accumulated deficit, as restated	$(25,739)	$(25,166)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Reduction of Nova Vista revenues and expenses improperly recorded on a gross basis

The Company examined transactions related to its courseware products and whether the Company should record revenue related to such products on a gross basis or net basis.  The Company considered the guidance set forth by the Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, during its examination.  The Company considered its role in such transactions, among other factors, and concluded that it was acting primarily as agent in such transactions and not as principal as previously determined.  Whereas revenue and expenses were overstated on a gross basis, there was no effect on the net results of operations previously reported.

Improper recognition of revenue

The Company examined its revenue streams and determined it had recognized revenue without an adequate estimate for sales returns at the point of sale.  The return estimates at that date failed to account for the effects of refunds.  In addition, the Company’s method of recording voids/returns as they occur did not comply with Staff Accounting Bulletin No. 104.  During the three months ended March 31, 2004, the Company recognized returns totaling $210, net of returns relating to the prior year and current period activity.

Reclassification of reimbursements for Ad Fund expenses

The Company’s franchise network contributes approximately 1% of its gross revenues to an advertising fund, which is used by the Company to market and promote the services provided by the franchise network.  The Company previously recorded both the revenue and related expenses on a gross basis with the Company keeping a 15% overhead margin as agreed upon with the franchise network.  During the 2004 audit, management reclassified such network reimbursements as a reduction of related advertising expenses as a preferable method.  Whereas revenue and expenses were overstated on a gross basis, there was no effect on the net results of operations previously reported.

Understatement of rent expense and deferred rent liability

The Company recognized rent expense on a straight line basis, in accordance with FASB Technical Bulletin 85-3, where contractual rents exceeded cash payments.  Amounts recognized, however, failed to reflect the latest available terms pursuant to amendments in lease agreements.

Valuation allowance on deferred tax assets and other tax errors

For the year ended December 31, 2003, the Company had previously reported pre-tax income of $1,653 and recorded a tax provision of $608 ($437 from continuing operations and $171 from discontinued operations).  As a result of the aforementioned prior period adjustments, management evaluated the effects of such adjustments on the 2003 tax provision, deferred tax assets and the valuation allowance.

The Company carried no deferred tax valuation allowance at December 31, 2003 despite the size of its deferred tax assets.  In connection with the audit of the 2004 consolidated financial statements the Company determined that the future recovery of its deferred tax assets (as previously reported) was based on unsustainable projections.  In the revised recovery analysis, conditions existing at December 31, 2003 were re-evaluated.  As a result, due to the absence of significant positive evidence indicating that future taxable income is imminent, the

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Company concluded that a valuation allowance totaling $22,641 was required as of December 31, 2003 to fully reserve deferred tax assets.

In the course of re-evaluating the income tax expense and gross deferred income tax assets and liabilities for the year ended December 31, 2003, the Company concluded that it is not appropriate to utilize the federal income tax rate of 35% of pretax income that was utilized in 2003.  Due to the tax loss situations experienced in 2003, the Company determined the lower tax rate of 34% should be utilized.  If the Company were to continue to use the tax rate of 35%, the Company would potentially overstate its income tax expense and its gross deferred income tax assets and liabilities for the year ended December 31, 2003.  As a result of the rate change applied to the redetermination of the gross deferred income tax assets and liabilities for the year ended December 31, 2003, the Company reduced 2003 deferred income tax benefit by $1,484.

The Company also adjusted the gross deferred income tax assets and liabilities at December 31, 2003 to reflect the actual deferred tax items as stated on the 2003 tax returns.  As a result of this return-to-provision adjustment made to the gross deferred income tax assets and liabilities stated, the Company increased its 2003 deferred income tax expense by $1,134.

Understatement of reserves

During the course of the 2004 audit, the Company determined that its bad debt and inventory reserves were understated. These reserves were reduced by $284 and $272, respectively.

Other accounting errors

Other accounting errors represent various accounting adjustments which were identified during the course of the 2004 audit and for which management determined corrective entries were required.  The net affect of these adjustments represented a $21 decrease and a $11 increase of expenses on the Company’s financial statements for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

4.     Supplemental Financial Information (Restated and Unaudited)

As described in Note 2, prior period adjustments were identified in connection with the previously issued audited annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2003 and the unaudited Quarterly Report on Form 10-Q for three months ended March 31, 2004.  The aggregate impact of all of the adjustments and identified errors is a reduction of approximately $27,000 in our retained earnings and stockholders’ equity at December 31, 2003 and a reduction in our consolidated results of operations for the three months ended March 31, 2004 of approximately $360.  The 2003 financial statements are presented herein without audit because: (i) our predecessor auditor is no longer independent and is unable to reissue its 2003

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2004  and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

report, (ii) of the hardship involved in re-auditing the 2003 period due to the lack of effective internal controls, and (iii) of the absence of personnel knowledgeable about the 2003 period.

The net effects of all of the restatement adjustments on the previously reported consolidated balance sheets at March 31, 2004 and December 31, 2003, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003, are summarized below (in thousands):

Consolidated Balance Sheet	As Previously		As Restated and
March 31, 2004	Reported	Adjustments	Unaudited
Assets
Current assets:
Cash and cash equivalents	$8,325	$—	$8,325
Accounts receivable, net	14,983	1,553	16,536
Inventories	1,368	(273)	1,095
Prepaid expenses	7,587	(562)	7,025
Refundable income taxes	759	2,346	3,105
Deferred tax asset	3,643	(3,643)	—
Other current assets	1,315	1	1,316
Total current assets	37,980	(578)	37,402

Property and equipment, net	13,369	60	13,429
Goodwill	18,368	—	18,368
Cash surrender value of life insurance	1,360	—	1,360
Deferred tax asset, net	21,941	(21,941)	—
Notes from officers and director	1,011	—	1,011
Other assets	1,363	(615)	748
Total assets	$95,392	$(23,074)	$72,318

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$6,671	$—	$6,671
Accounts payable	4,020	—	4,020
Deferred revenue	19,039	(93)	18,946
Other current liabilities	14,045	3,527	17,572
Total current liabilities	43,775	3,434	47,209

Long-term debt, excluding current portion	—	—	—
Deferred rent	2,277	375	2,652
Other long-term liabilities	773	44	817
Total liabilities	46,825	3,853	50,678

Stockholders’ equity
Common stock	106	—	106
Additional paid-in capital	48,569	—	48,569
Retained earnings (accumulated deficit)	1,190	(26,927)	(25,737)
Treasury stock	(1,298)	—	(1,298)
Total stockholders’ equity	48,567	(26,927)	21,640
Total liabilities and stockholders’ equity	$95,392	$(23,074)	$72,318

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Balance Sheet December 31, 2003	As Previously Reported	Adjustments	As Restated and Unaudited

Assets
Current assets:
Cash and cash equivalents	$10,850	$—	$10,850
Accounts receivable, net	14,496	(1,206)	13,290
Inventories	1,283	—	1,283
Prepaid expenses	7,329	(1,047)	6,282
Refundable income taxes	980	(980)	—
Deferred tax asset	3,643	(3,643)	—
Other current assets	1,299	(196)	1,103
Total current assets	39,880	(7,072)	32,808

Property and equipment, net	14,381	60	14,441
Goodwill	18,368	—	18,368
Cash surrender value of life insurance	1,360	—	1,360
Deferred tax asset, net	21,941	(21,941)	—
Notes from officers and director	1,011	—	1,011
Other assets	1,412	(615)	797
Total assets	$98,353	$(29,568)	$68,785

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$3,000	$—	$3,000
Accounts payable	4,267	(758)	3,509
Deferred revenue	20,032	(294)	19,738
Other current liabilities	14,613	(2,329)	12,284
Total current liabilities	41,912	(3,381)	38,531

Long-term debt, excluding current portion	4,566	(1)	4,565
Deferred rent	2,278	338	2,616
Other long-term liabilities	824	44	868
Total liabilities	49,580	(3,000)	46,580

Stockholders’ equity
Common stock	106	—	106
Additional paid-in capital	48,562	1	48,563
Retained earnings (accumulated deficit)	1,403	(26,569)	(25,166)
Treasury stock	(1,298)	—	(1,298)
Total stockholders’ equity	48,773	(26,568)	22,205
Total liabilities and stockholders’ equity	$98,353	$(29,568)	$68,785

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the three months ended March 31, 2004	As Previously Reported	Adjustments	As Restated and Unaudited

Revenues
Franchising:
Franchise fees	$480	$(5)	$475
Royalties	4,046	(647)	3,399
Courseware sales and other	5,122	(854)	4,268
Total franchise revenues	9,648	(1,506)	8,142

Company-owned location revenues	23,615	210	23,825
Total revenues	33,263	(1,296)	31,967

Cost of revenues	19,416	(512)	18,904
Selling, general and administrative expenses	14,199	(427)	13,772
Operating loss	(352)	(357)	(709)

Other income	44	(1)	43
Interest expense	(82)	—	(82)
Investment income	35	—	35
Loss before income taxes	(355)	(358)	(713)

Benefit for income taxes	(142)	—	(142)

Net loss	$(213)	$(358)	$(571)

Weighted average number of common shares outstanding - Basic	10,450	10,450	10,450
Weighted average number of common shares outstanding - Diluted	10,450	10,450	10,450
Basic loss per share	$(0.02)	$(0.03)	$(0.05)
Diluted loss per share	$(0.02)	$(0.03)	$(0.05)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the three months ended	As Previously		As Restated and
March 31, 2003	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$304	$(5)	$299
Royalties	4,245	(735)	3,510
Courseware sales and other	5,030	(318)	4,712
Total franchise revenues	9,579	(1,058)	8,521

Company-owned location revenues	26,248	(2,782)	23,466
Total revenues	35,827	(3,840)	31,987

Cost of revenues	20,010	157	20,167
Selling, general and administrative expenses	15,374	(563)	14,811
Operating income (loss)	443	(3,434)	(2,991)

Interest expense	(208)	6	(202)
Investment income	42	—	42
Income (loss) before income taxes	277	(3,428)	(3,151)

Provision for income taxes	111	—	111

Net income (loss)	$166	$(3,428)	$(3,262)

Weighted average number of common shares outstanding — Basic	10,388	10,388	10,388
Weighted average number of common shares outstanding — Diluted	10,388	10,388	10,388
Basic earnings (loss) per share	$0.02	$(0.33)	$(0.31)
Diluted earnings (loss) per share	$0.02	$(0.33)	$(0.31)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)
(Dollars in thousands, except per share data)

5.             Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method. Inventories consist primarily of courseware materials, books, and kits. At March 31, 2004  and 2003, the Company maintained an inventory valuation allowance of $273 and $0, respectively.

6.             Stock-Based Compensation

The Company accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants.  It also requires the disclosure of option status on a more prominent and frequent basis.  Such disclosure for the three months ended March 31, 2004 and 2003 are presented below.  The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees and directors.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the fair value of the underlying stock on date of grant.

At March 31, 2004, the Company has two stock-based employee compensation plans.  No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

If the Company accounted for stock options and warrants issued to employees based on the fair value method, results of operations for the three months ended March 31, 2004 and 2003 would have been as follows:

	Restated
	Three months ended March 31,
	2004	2003
Net loss, as restated	$(571)	$(3,262)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(597)	(878)

Pro forma net loss	$(1,168)	$(4,140)

Pro forma net loss per common share — Basic	$(0.11)	$(0.40)
Pro forma net loss per common share — Diluted	$(0.11)	$(0.40)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.3%, volatility of 85%, and zero dividend yield for 2004 grants, a risk-free interest rate of 2.3%, volatility of 67%, and zero dividend yield for 2003 grants, with expected lives of 4 to 10 years.

7.             Business Segment Information

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)
(Dollars in thousands, except per share data)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended March 31, 2004 (Restated):

	Company- owned Centers	Franchising	Consolidated
Revenues from external customers	$23,825	$8,142	$31,967
Depreciation and amortization	790	923	1,713
Interest expense	—	(82)	(82)
Investment income	—	35	35
Income (loss) before income taxes	(903)	190	(713)
Income tax provision (benefit)	(267)	125	(142)
Net income (loss)	(636)	65	(571)

For the three months ended March 31, 2003 (Restated):

	Company- owned Centers	Franchising	Consolidated
Revenues from external customers	$23,466	$8,521	$31,987
Depreciation and amortization	1,002	742	1,744
Investment expense	—	(202)	(202)
Interest income	5	37	42
Income (loss) before income taxes	(3,671)	520	(3,151)
Income tax provision (benefit)	(77)	188	111
Net income (loss)	(3,594)	332	(3,262)

8.             Earnings (Loss) Per Share

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

9.             Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement).  Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500.  As of March

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)
(Dollars in thousands, except per share data)

31, 2004, the term loan had a total commitment equal to its outstanding balance of $6,671.  Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continued through the term loan’s maturity on February 15, 2005.  The revolving loan had a total commitment of $1,500 under which loans are available through maturity of which $0 was outstanding as of March 31, 2004.  Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005.   The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit.  One standby letter of credit is outstanding under the revolving loan as of March 31, 2004 for $650.  At March 31, 2004, $5,468 was available under the Wells Fargo Credit Agreement.

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

On May 3, 2006, the Company paid in full all amounts owed under the Wells Fargo Credit Agreement.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003 (Restated and Unaudited)
(Dollars in thousands, except per share data)

10.          Other Current Liabilities

Other current liabilities consist of:

	Restated	Restated
	March 31,	December 31,
	2004	2003
Accounts payable to franchisees	$1,849	$3,435
Accrued wages and commissions	4,201	4,441
Royalties and fees payable to courseware partners	4,582	3,602
Accrued operating expenses and other	6,940	806
	$17,572	$12,284

11.          Change in Estimates

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the first quarter of 2004, the Company determined that in certain programs, primarily training vouchers and technical certification programs, students were taking less time to complete classes compared to past historical experience.  As a result, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue of $342, resulting in an increase to company-owned training center revenues, net of adjustments to related deferred commissions, of $309.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q/A for the three months ended March 31, 2004 and the Company’s Current Report on Form 8-K dated November 6, 2006.

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

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  The critical accounting policies include: (a) accounting estimates made by management that were highly uncertain at the time of estimation, and (b) accounting estimates in which there were a range of potential reasonable estimates the Company could have used in the current period and changes in these estimates are reasonably likely to occur from period to period.  Changes in these estimates could potentially have a material impact on the presentation of the Company’s financial position or results of operations.

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

The continual revision of estimated student attendance rates may result in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of historical student attendance rates in the first quarter of 2004, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue of $342, resulting in an increase to company-owned training centers revenues, net of adjustments to related deferred commissions, of $309.

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

The Company records an allowance for bad debt separately for its franchising and company-owned training centers segments.  The franchising segment records an allowance for bad debt each period based upon specifically identified uncollectible receivables, the geographic location of the customer, and historical experience of bad debts.  The company-owned training centers segment records an allowance for bad debt based upon a percentage of outstanding receivables.  The percentage applied differs for each of the individual centers within the company-owned training centers segment and is estimated based on each center’s historical experience.

Accounting for Goodwill

The goodwill attributable to the Company’s franchising and company-owned centers reporting units is tested for impairment annually as of December 31st and also in the event of the occurrence of an impairment indicator.  Impairment tests are comprised of two steps.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the reporting unit’s goodwill is considered impaired and the second step of the impairment test is required.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess, limited to the carrying amount of reporting unit goodwill.

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

The Company monitors its exposure to compensation expense in terms of selling, instructor, and other non-selling headcount.  The following table illustrates the Company’s selling, instructor, and other non-selling headcount:

	March 31,	March 31,
Company-owned training centers	2004	2003
Selling headcount	231	300
Instructor headcount	237	265
Other non-selling headcount	284	301
Company-owned training centers	752	866

Franchising operations	166	151

Total	918	1,017

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

Successful product development results in customer demand for New Horizons training products.  The Company analyzes two key performance indicators in judging the demand for New Horizons training products.  These key performance indicators include non-eLearning courseware sales and system-wide sales comparisons.

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

	2004	2003
Total system-wide revenues	$98,263	$98,257
System-wide same center revenues	95,788	94,034

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 vs. March 31, 2003

Revenues

Revenues totaled $31,967 for the three months ended March 31, 2004, a decrease of $20, or less than 1%, from $31,987 for the three months ended March 31, 2003.  The revenue decrease is the result of the net effect of a revenue increase at company-owned training centers of $359 and a decrease in franchising revenue of $379.

Company-Owned Training Centers
Company-owned training centers earned revenue of $23,825 during the first quarter of 2004, a increase of $359, or 2%, from $23,466 during the first quarter of 2003.  The increase in company-owned training center revenue is primarily due to revised revenue recognition rates utilized for training vouchers, club memberships, and technical certification programs.  As a result of these revised rates, the Company recorded an increase to revenue of approximately $342 in the first quarter of 2004. Revenues earned from the consumer and enterprise/government segments during the quarter ended March 31, 2004 were comparable to those earned in the same period in 2003.

Franchising
Franchising revenues totaled $8,142 during the first quarter of 2004, a decrease of $379 from $8,521 during the same period in 2003.  The decrease in franchising revenues resulted from increases in franchise fees, netted against a decrease in franchise royalties and course sales.  Franchise fees increased $176 from the same period in 2003, primarily due to the execution of three unit franchisee agreements by the master franchisee in China during the quarter.  Franchise royalties decreased $111 resulting from a greater percentage of franchise revenues earned internationally.  The Company’s effective royalty rates for international franchises are less than those of North American franchises.  In the first quarter of 2004, international franchise revenues comprised approximately 27% of system-wide revenues, whereas in the first quarter of 2003 international franchise revenues comprised only 24% of system-wide revenues.  Courseware sales decreased $444 in comparison to the same period in 2003.

System-wide
Total system wide revenues totaled $98,263 during the quarter ended March 31, 2004, a increase of less then 1%, or $6 from $98,257 during the same period in 2003.  The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises and increases in revenue at international franchises.  As discussed above, company-owned training center revenue decreased 2%, or $359, in the first quarter of 2004, as compared to the same period in 2003.  Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses.  Additionally, North American franchises have not yet replicated the success of company-owned training centers in penetrating the consumer market.

Cost of Revenues

Cost of revenues decreased $1,263 or 6% in the first quarter of 2004 compared to the same period in 2003.  As a percentage of revenues, cost of revenues decreased to 59% from 63% in the prior year.  The decrease in the cost of revenues in absolute dollars was a result of decreased revenues, as discussed above, and the effect of 2003 cost reduction initiatives that decreased facilities costs at company-owned training centers beginning the first quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,039 or 7% in the first quarter of 2004 as compared to the first quarter of 2003.  As a percentage of revenues, selling, general and administrative expenses decreased to 43% verses 46% in the prior year.  The decrease in selling, general and administrative expenses in absolute dollars was due to reductions in personnel at company-owned training centers.  Additionally, the revenue decrease resulted in a lesser amount of commission expense and incentive compensation.

Interest Expense

Interest expense totaled $82 for the first quarter of 2004, a decrease of $126 from $208 recorded in the first quarter of 2003.  The decrease is due to lesser amounts of outstanding debt in 2004 as compared to 2003 and decreased effective interest rates on the Company’s floating rate debt facilities.

Liquidity and Capital Resources

The Company’s sources of cash are comprised of sales of IT training courses at company-owned training centers, the sale of master and unit franchise territories, continuing royalties from franchises and courseware sales to franchises.

Historically, the Company has been able to fund operations and meet its debt obligations through cash provided by operating activities.  Cash used in operations for the three months ended March 31, 2004 totaled $931.  Cash provided by operations for the three months ended March 31, 2003 totaled $7,409.

The Company’s future obligations consist primarily of its debt facility with Wells Fargo Bank, trade payables and future delivery of IT training courses, a litigation settlement, and off-balance sheet obligations and contractual commitments.

At March 31, 2004, the outstanding balance on the Company’s debt facility totaled $6,671.  The debt facility with Wells Fargo Bank requires the Company to maintain minimum financial ratios and contains restrictive covenants including restrictions on additional indebtedness and acquisitions.  As of March 31, 2004, the Company was in compliance with all covenants and minimum financial ratios per the credit agreement, except for the minimum quarterly adjusted EBITDA ratio.  The Company has received a waiver letter from Wells Fargo Bank waiving the bank’s default rights with respect to the breach during the quarter ended March 31, 2004.

On May 3 , 2006, the Company paid in full all amounts owed under the debt facility with Wells Fargo.

At March 31, 2004, the Company’s accounts payable and accrued liabilities total a combined $21,592.  The Company believes these amounts will be required to be paid in cash during the next year. Additionally, the Company’s deferred revenue balance, which represents the Company’s obligation to provide future IT training to customers, totaled $18,946 at March 31, 2004.  The Company believes these obligations will be performed during the next year, requiring cash outflows for incremental delivery costs of approximately $5,712.

The Company settled litigation related to its discontinued environmental remediation business in the amount of $557.  The Company paid this amount in the second quarter of 2004.

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

There can be no assurance that existing capital and anticipated cash flows from operations will be adequate to support its current and anticipated capital and operating expenditures for the foreseeable future.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

The statements made in this Quarterly Report on Form 10-Q/A that are not historical facts are forward-looking statements.  Such statements are based on current expectations but involve risks, uncertainties, and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.  All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act.  In addition, any forward-looking statements should be qualified in their entirety by reference to the following risk factors:

•                  Our auditors have raised concerns about our ability to remain in business until our financial performance improves.

•                  Failure to raise additional capital to fund future operations could jeopardize our continued existence.

•                  We will incur substantial expenses relating to remediation of material weaknesses in our internal controls identified in our internal review, which will materially and adversely affect our financial condition, results of operations, and cash flows.

•                  We may not be able to achieve profitability in the future.

•                  Our common stock was delisted by the NASDAQ Stock Market on July 22, 2005 for failure to satisfy a continued listing rule or standard.  As a result, the ability of investors to buy and sell our common stock is severely restricted.

•                  The trading price of our common stock may be volatile and could continue to decline.

•                  Our charter documents and Delaware law may discourage an acquisition of New Horizons that could deprive our stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

•                  The Company is not current with its filings with the SEC, including the 2004 and 2005 Annual Reports on Form 10-K and the Reports on Form 10-Q for the three quarters ended March 31, June 30 and September 30, 2005 and the three quarters ended March 31, June 30 and September 30, 2006.  The Company is unable to determine at what date it will be current with these filings.

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

ITEM 4.   CONTROLS AND PROCEDURES

As more fully described in the Preface and the Explanatory Note to the Accompanying Financial Statements for the Three Months Ended March 31, 2004 and 2003 of this Amendment to Quarterly Report on Form 10-Q/A and in Notes 3 and 4 to the Consolidated Financial Statement on our Current Report on Form 8-K dated November 6, 2006 for the fiscal year ended December 31, 2004, we have restated our financial statements for the first, second and third fiscal quarters of 2003, the full 2003 fiscal year, and the first, second and third fiscal quarters of 2004.

As described more fully in our Management’s Report on Internal Controls Over Financial Reporting set forth in our Current Report on Form 8-K dated November 6, 2006 for the fiscal year ended December 31, 2004, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified internal control deficiencies that individually or collectively are indicative of a material weakness in our internal control over financial reporting.  Management currently is implementing certain remedial measures identified in Item 9 of our Current Report on Form 8-K dated November 6, 2006 for the fiscal year ended December 31, 2004, and intends to implement the additional remedial measures during the course of 2007.  While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment.  While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report On Internal Control Over Financial Reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our then current Chief Executive Officer and our then current Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  At the time of the initial filing of the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2004, based upon that evaluation, our then current Chief Executive Officer and our then current Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the periodic filings that we make with the Securities and Exchange Commission.  In light of the internal control deficiencies referenced in Management’s Report On Internal Control Over Financial Reporting, our now current Chief Executive Officer and our now current Chief Financial Officer believe that, as of the period covered by this report, our disclosure controls and procedures were not effective in alerting management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  However, our current Chief Executive Officer and our current Chief Financial Officer, believe that the remedial measures described in Item 9 of our Current Report on Form 8-K dated November 6, 2006, for the year ended December 31, 2004, when implemented, will remediate and correct the internal control deficiencies described in Management’s Report On Internal Control Over Financial Reporting.

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
4.1

Waiver, dated April 21, 2004, to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A. (filed as exhibit 4.1 to the registrants Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (file no. 0-17840) and incorporated by reference herein.)

31.1	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1	Section 1350 Certification of the Company’s Chief Executive Officer

32.2	Section 1350 Certification of the Company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC.
(Registrant)

Date:	January 31, 2007	By:	/s/ Charles M. Caporale
Charles M. Caporale
NEW HORIZONS WORLDWIDE, INC.
Senior Vice President and Chief Financial Officer