Form 10-Q/A
period 2004-06-30
NEW HORIZONS WORLDWIDE INC
filed 2007-01-31
CIK 850414

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

Preface

New Horizons Worldwide, Inc. (“we” or the “Company”) is filing this Amendment on Form 10-Q/A (the “Report”) which amends our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2004, to reflect the restatement of our consolidated financial statements for the six-months ended June 30, 2004 and June 30, 2003 as discussed in Notes 3 and 4 herein.  We have filed our audited 2004 annual results and restated unaudited 2003 annual results with/as part of a Current Report on Form 8-K dated November 6, 2006.

Explanatory Note To The Accompanying Financial Statements For The Six Months Ended June 30, 2004 and 2003

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

The Audit Committee and the Company’s senior management undertook an internal review of the facts and circumstances giving rise to the restatements as well as the accounting policies and procedures and related internal controls.  The Audit Committee concluded that of the adjustments reviewed, which were the subject of the restatements, all were the result of error or mistake and not the result of intentional misconduct or fraud.  The principal items identified related to the corrections in the application of accounting principles generally accepted in the United States (“GAAP”).  The aggregate impact of all of the adjustments and identified errors is a reduction of approximately $27,000 in our retained earnings and stockholders’ equity at December 31, 2003 and a reduction on our consolidated results of operations for the six months ended June 30, 2004 of approximately $580.  See also Note 3 “Prior Period Adjustments” and Note 4 “Supplemental Financial Information” in our Current Report on Form 8-K dated November 6, 2006.

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

This Amendment does not reflect events, other than those relating to the restatement, that have occurred after August 9, 2004, the date the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 was originally filed, except for (i) the going concern disclosure in Note 2, (ii) the debt disclosure in Note 7, (iii) the liquidity and capital resource disclosure in “Managements Discussion and Analysis”, and (iv) the information and disclosure contained in Part I, Item 4 “Controls and Procedures” which have been updated through the current date of this filing.  Information with respect to certain events occurring after August 9, 2004 is contained our Current Report on Form 8-K dated November 6, 2006.

Concurrently with the filing of this Amendment on Form 10-Q/A, we are filing with the SEC the Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and September 30, 2004 to reflect changes required as a result of the restatements described above.  We have not re-filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 or September 30, 2003, as the relevant changes have been reflected in this Amendment and/or the Amendments concurrently filed or the Current Report on Form 8-K dated November 6, 2006.

ii

NEW HORIZONS WORLDWIDE, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

iii

PART I.  ITEM 1 FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003
	Unaudited and Restated	Unaudited and Restated
		See Notes 3 and 4
Assets
Current assets:
Cash and cash equivalents	$7,018	$10,850
Accounts receivable, net	16,494	13,290
Inventories	890	1,283
Prepaid expenses	6,719	6,282
Refundable income taxes	3,803	—
Other current assets	1,318	1,103
Total current assets	36,242	32,808

Property and equipment, net	12,465	14,441
Goodwill	18,368	18,368
Cash surrender value of life insurance	1,360	1,360
Notes from officers and director	1,011	1,011
Other assets	690	797
Total Assets	$70,136	$68,785

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$5,921	$3,000
Accounts payable	3,545	3,509
Deferred revenue	18,959	19,738
Other current liabilities	17,829	12,284
Total current liabilities	46,254	38,531

Long-term debt, excluding current portion	—	4,565
Deferred rent	2,677	2,616
Other long-term liabilities	380	868
Total liabilities	49,311	46,580

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 10,636,658 and 10,635,658 shares issued; 10,451,658 and 10,450,157 shares outstanding at June 30, 2004 and December 31, 2003, respectively	106	106
Additional paid-in capital	48,571	48,563
Accumulated deficit	(26,554)	(25,166)
Treasury stock at cost - 185,000 shares at June 30, 2004 and December 31, 2003	(1,298)	(1,298)
Total stockholders’ equity	20,825	22,205

Total Liabilities & Stockholders’ Equity	$70,136	$68,785

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended June 30, 2004 and 2003

(Dollars in thousands, except per share data)

(Unaudited and Restated)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Franchising
Franchise fees	$213	$416	$688	$715
Royalties	3,489	3,769	6,888	7,279
Courseware sales and other	4,474	4,669	8,742	9,381
Total franchising revenues	8,176	8,854	16,318	17,375

Company-owned training centers	23,497	25,884	47,322	49,350
Total revenues	31,673	34,738	63,640	66,725

Cost of revenues	18,784	19,314	37,688	39,481
Selling, general and administrative expenses	14,102	14,758	27,874	29,569

Operating (loss) income	(1,213)	666	(1,922)	(2,325)

Other income	57	1	100	1
Interest expense	(87)	(141)	(169)	(343)
Investment income	31	26	66	68

(Loss) income before income taxes	(1,212)	552	(1,925)	(2,599)
(Benefit) provision for income taxes	(395)	256	(537)	367

Net (loss) income	$(817)	$296	$(1,388)	$(2,966)

Weighted average number of common shares outstanding - Basic	10,451	10,388	10,451	10,388

Weighted average number of common shares outstanding - Diluted	10,451	10,388	10,451	10,388

Basic (loss) earnings per share	$(0.08)	$0.03	$(0.13)	$(0.29)

Diluted (loss) earnings per share	$(0.08)	$0.03	$(0.13)	$(0.29)

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

(Unaudited and Restated)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,388)	$(2,966)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	3,272	3,432
(Gain) loss on disposal of property and equipment	8	(9)
Provision for bad debts	1,857	36
Cash (used in) provided by the change in:
Accounts receivable	(5,275)	2,003
Inventories	393	85
Prepaid expenses and other assets	(330)	1,138
Income taxes	(3,802)	4,165
Accounts payable	(723)	1,058
Deferred revenue	(778)	78
Other liabilities	5,814	1,599
Deferred rent	61	753
Net cash (used in) provided by operating activities	(891)	11,372

Cash flows from investing activities:
Additions to property and equipment	(1,304)	(2,256)
Proceeds from sale of property and equipment	—	36
Net cash used in investing activities	(1,304)	(2,220)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	—
Proceeds from issuance of debt	—	10,939
Principal payments on debt obligations	(1,645)	(16,243)
Net cash used in financing activities	(1,637)	(5,304)

Net (decrease) increase in cash and cash equivalents	(3,832)	3,848

Cash and cash equivalents at beginning of period	10,850	8,585

Cash and cash equivalents at end of period	$7,018	$12,433

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$152	$284
Income taxes	$583	$581

Noncash investing and financing activities:
Income tax benefit from the exercise of stock options	$7	$—

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

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

2              Basis of Presentation

Unaudited and Restated Interim Financial Statements

The accompanying interim consolidated financial statements as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudited and have been restated.  The accompanying consolidated balance sheet as of December 31, 2003 is also unaudited and was restated as more fully described herein (See Notes 3 and 4 to the interim financial statements).

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

Going Concern Basis of Presentation

The Company has experienced recurring losses, has an accumulated deficit and negative working capital.  The Company has incurred losses during the first six months of 2004 and also in prior years and has an accumulated deficit of $26,554 as of June 30, 2004.  The Company’s unencumbered assets are limited as is its ability to meet some short term obligations.  The Company has raised approximately $10,000 since December 31, 2004 through the sale of securities and issuance of debt and $1,725 from the sale of company-owned training centers.  These capital inflows, combined with cost cutting initiatives in 2004, 2005 and 2006, have allowed the Company to continue operating through the date of filing of this amended report.  However, there can be no assurance that capital can be raised in the future or that cost cutting by itself can sustain the Company until such time as the operating performance improves.  The need for additional liquidity will depend on future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.             Prior Period Adjustments

The following table summarizes the components of the adjustments to previously reported June 30, 2004 and December 31, 2003 retained earnings:

	June 30	December 31,
	2004	2003
Retained earnings, as previously reported:	$596	$1,403

Adjustments affecting revenues:
Reduction of Nova Vista revenues improperly recorded on a gross basis	(1,626)	(2,004)
Improper recognition of revenue	256	(2,875)
Reclassification of reimbursements for Ad Fund expenses	(1,327)	(2,880)
Total revenue restatement	(2,697)	(7,759)

Adjustments affecting expenses:
Reduction of Nova Vista expenses improperly recorded on a gross basis	1,626	2,004
Understatement of rent expense and deferred rent liability	(73)	(338)
Improper capitalization of rent as a security deposit	—	(107)
Reduction of Ad Fund expenses for reimbursements from franchisees	1,327	2,880
Valuation allowance on deferred tax assets and other tax errors	—	(23,237)
Understatement of bad debt reserve	(567)	—
Understatement of inventory reserve	(223)	—
Other accounting errors	25	(11)
Total expense restatement	2,115	(18,809)
Net restatement adjustments	(582)	(26,568)
Prior period restatement adjustments	(26,568)	—
Accumulated deficit, as restated	$(26,554)	$(25,166)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

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

Improper recognition of revenue

The Company examined its revenue streams and determined it had recognized revenue without an adequate estimate for sales returns at the point of sale.  The return estimates at that date failed to account for the effects of refunds.  In addition, the Company’s method of recording voids/returns as they occur did not comply with Staff Accounting Bulletin No. 104.  During the six months ended June 30, 2004, the Company recognized returns totaling $256, net of returns relating to the prior year and current period activity.

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

The Company carried no deferred tax valuation allowance at December 31, 2003 despite the size of its deferred tax assets.  In connection with the audit of the 2004 consolidated financial statements the Company determined that the future recovery of its deferred tax assets (as previously reported) was based on unsustainable projections.  In the revised recovery analysis, conditions existing at December 31, 2003 were re-evaluated.   As a result, due to the absence of significant positive evidence indicating that future taxable income is imminent, the Company concluded that a valuation allowance totaling $22,641 was required as of December 31, 2003 to fully reserve deferred tax assets.

In the course of re-evaluating the income tax expense and gross deferred income tax assets and liabilities for the year ended December 31, 2003, the Company concluded that it is not appropriate to utilize the federal income tax rate of 35% pretax income that was utilized in 2003.  Due to the tax loss situations experienced in 2003, the Company

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

determined the lower tax rate of 34% should be utilized.  If the Company were to continue to use the tax rate of 35%, the Company would potentially overstate its income tax expense and its gross deferred income tax assets and liabilities for the year ended December 31, 2003.  As a result of the rate change applied to the redetermination of the gross deferred income tax assets and liabilities for the year ended December 31, 2003, the Company reduced 2003 deferred income tax benefit by $1,484.

The Company also adjusted the gross deferred income tax assets and liabilities at December 31, 2003 to reflect the actual deferred tax items as stated on the 2003 tax returns.  As a result of this return-to-provision adjustment made to the gross deferred income tax assets and liabilities stated, the Company increased its 2003 deferred income tax expense by $1,134.

Understatement of reserves

During the course of the 2004 audit, the Company determined that its bad debt and inventory reserves were understated. These reserves were increased by $567 and $223, respectively.

Other accounting errors

Other accounting errors represent various accounting adjustments which were identified during the course of the 2004 audit and for which management determined corrective entries were required.  The net affect of these adjustments represented a $25 increase and a $11 decrease of expenses on the Company’s financial statements for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

4.             Supplemental Financial Information (Restated and Unaudited)

As described in Note 2, prior period adjustments were identified in connection with the previously issued audited annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q six months ended June 30, 2004.  The aggregate impact of all of the adjustments and identified errors is a reduction of approximately $27,000 in our retained earnings and stockholders’ equity at December 31, 2003 and a reduction in our consolidated results of operations for the six months ended June 30, 2004 of approximately $582.  The 2003 financial statements are presented herein without audit because: (i) our predecessor auditor is no longer independent and is unable to reissue its 2003 report, (ii) of the hardship involved in re-auditing the 2003 period due to the lack of effective internal controls, and (iii) of the absence of personnel knowledgeable about the 2003 period.

The net effects of all of the restatement adjustments on the previously reported consolidated balance sheets at June 30, 2004 and December 31, 2003, and the related consolidated statements of operations and cash flows for the six months ended June 30, 2004 and 2003, are summarized below (in thousands):

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Balance Sheet	As Previously		As Restated and
June 30, 2004	Reported	Adjustments	Unaudited
Assets
Current assets:
Cash and cash equivalents	$7,018	$—	$7,018
Accounts receivable, net	15,599	895	16,494
Inventories	1,112	(222)	890
Prepaid expenses	7,097	(378)	6,719
Refundable income taxes	1,457	2,346	3,803
Deferred tax asset	3,643	(3,643)	—
Other current assets	1,318	—	1,318
Total current assets	37,244	(1,002)	36,242

Property and equipment, net	12,406	59	12,465
Goodwill	18,368	—	18,368
Cash surrender value of life insurance	1,360	—	1,360
Deferred tax asset, net	21,941	(21,941)	—
Notes from officers and director	1,011	—	1,011
Other assets	1,304	(614)	690
Total assets	$93,634	$(23,498)	$70,136

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$5,921	$—	$5,921
Accounts payable	3,544	1	3,545
Deferred revenue	19,095	(136)	18,954
Other current liabilities	14,496	3,333	17,829
Total current liabilities	43,056	(3,198)	46,254

Long-term debt, excluding current portion	—	—	—
Deferred rent	2,266	411	2,677
Other long-term liabilities	336	44	380
Total liabilities	45,658	3,653	49,311

Stockholders’ equity
Common stock	106	—	106
Additional paid-in capital	48,572	(1)	48,571
Retained earnings (accumulated deficit)	596	(27,150)	(26,554)
Treasury stock	(1,298)	—	(1,298)
Total stockholders’ equity	47,976	(27,151)	20,825
Total liabilities and stockholders’ equity	$93,634	$(23,498)	$70,136

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Balance Sheet	As Previously		As Restated and
December 31, 2003	Reported	Adjustments	Unaudited
Assets
Current assets:
Cash and cash equivalents	$10,850	$—	$10,850
Accounts receivable, net	14,496	(1,206)	13,290
Inventories	1,283	—	1,283
Prepaid expenses	7,329	(1,047)	6,282
Refundable income taxes	980	(980)	—
Deferred tax asset	3,643	(3,643)	—
Other current assets	1,299	(196)	1,103
Total current assets	39,880	(7,072)	32,808

Property and equipment, net	14,381	60	14,441
Goodwill	18,368	—	18,368
Cash surrender value of life insurance	1,360	—	1,360
Deferred tax asset, net	21,941	(21,941)	—
Notes from officers and director	1,011	—	1,011
Other assets	1,412	(615)	797
Total assets	$98,353	$(29,568)	$68,785

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$3,000	$—	$3,000
Accounts payable	4,267	(758)	3,509
Deferred revenue	20,032	(294)	19,738
Other current liabilities	14,613	(2,329)	12,284
Total current liabilities	41,912	(3,381)	38,531

Long-term debt, excluding current portion	4,566	(1)	4,565
Deferred rent	2,278	338	2,616
Other long-term liabilities	824	44	868
Total liabilities	49,580	(3,000)	46,580

Stockholders’ equity
Common stock	106	—	106
Additional paid-in capital	48,562	1	48,563
Retained earnings (accumulated deficit)	1,403	(26,569)	(25,166)
Treasury stock	(1,298)	—	(1,298)
Total stockholders’ equity	48,773	(26,568)	22,205
Total liabilities and stockholders’ equity	$98,353	$(29,568)	$68,785

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the three months ended	As Previously		As Restated and
June 30, 2004	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$207	$6	$213
Royalties	4,168	(679)	3,489
Courseware sales and other	5,246	(772)	4,474
Total franchise revenues	9,621	(1,445)	8,176

Company-owned location revenues	23,451	46	23,497
Total revenues	33,072	(1,399)	31,673

Cost of revenues	20,006	(1,222)	18,784
Selling, general and administrative expenses	14,057	45	14,102
Operating loss	(991)	(222)	(1,213)

Other income	57	—	57
Interest expense	(87)	—	(87)
Investment income	31	—	31
Loss before income taxes	(990)	(222)	(1,212)

Benefit for income taxes	(395)	—	(395)

Net loss	$(595)	$(222)	$(817)

Weighted average number of common shares outstanding — Basic	10,451	10,451	10,451
Weighted average number of common shares outstanding — Diluted	10,451	10,451	10,451

Basic loss per share	$(0.06)	$(0.02)	$(0.08)
Diluted loss per share	$(0.06)	$(0.02)	$(0.08)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the six months ended	As Previously		As Restated and
June 30, 2004	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$688	$—	$688
Royalties	8,214	(1,326)	6,888
Courseware sales and other	10,369	(1,627)	8,742
Total franchise revenues	19,271	(2,953)	16,318

Company-owned location revenues	47,066	256	47,322
Total revenues	66,337	(2,697)	63,640

Cost of revenues	39,422	(1,734)	37,688
Selling, general and administrative expenses	28,256	(382)	27,874
Operating loss	(1,341)	(581)	(1,922)

Other income	100	—	100
Interest expense	(169)	—	(169)
Investment income	66	—	66
Loss before income taxes	(1,344)	(581)	(1,925)

Benefit for income taxes	(538)	1	(537)

Net loss	$(806)	$(582)	$(1,388)

Weighted average number of common shares outstanding — Basic	10,451	10,451	10,451
Weighted average number of common shares outstanding — Diluted	10,451	10,451	10,451

Basic loss per share	$(0.08)	$(0.06)	$(0.13)
Diluted loss per share	$(0.08)	$(0.06)	$(0.13)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the three months ended	As Previously		As Restated and
June 30, 2003	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$412	$4	$416
Royalties	4,527	(758)	3,769
Courseware sales and other	4,980	(311)	4,669
Total franchise revenues	9,919	(1,065)	8,854

Company-owned location revenues	26,039	(155)	25,884
Total revenues	35,958	(1,220)	34,738

Cost of revenues	19,647	(333)	19,314
Selling, general and administrative expenses	15,564	(806)	14,758
Operating income (loss)	747	(81)	666

Other income	—	1	1
Interest expense	(136)	(5)	(141)
Investment income	27	(1)	26
Income (loss) before income taxes	638	(86)	552

Provision for income taxes	256	—	256

Net income (loss)	$382	$(86)	$296

Weighted average number of common shares outstanding — Basic	10,388	10,388	10,388
Weighted average number of common shares outstanding — Diluted	10,388	10,388	10,388

Basic loss per share	$0.04	$(0.01)	$0.03
Diluted loss per share	$0.04	$(0.01)	$0.03

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the six months ended	As Previously		As Restated and
June 30, 2003	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$715	$—	$715
Royalties	8,773	(1,494)	7,279
Courseware sales and other	10,010	(629)	9,381
Total franchise revenues	19,498	(2,123)	17,375

Company-owned location revenues	52,288	(2,938)	49,350
Total revenues	71,786	(5,061)	66,725

Cost of revenues	39,657	(176)	39,481
Selling, general and administrative expenses	30,937	(1,368)	29,569
Operating income (loss)	1,192	(3,517)	(2,325)

Other income	—	1	1
Interest expense	(344)	1	(343)
Investment income	68	—	68
Income (loss) before income taxes	916	(3,515)	(2,599)

Provision for income taxes	366	1	367

Net income (loss)	$550	$(3,516)	$(2,966)

Weighted average number of common shares outstanding — Basic	10,388	10,388	10,388
Weighted average number of common shares outstanding — Diluted	10,388	10,388	10,388

Basic loss per share	$0.05	$(0.34)	$(0.29)
Diluted loss per share	$0.05	$(0.34)	$(0.29)

5.             Inventories

Inventories are stated at the lower of cost or market.  Inventory costs are determined using the first-in, first-out (FIFO) method. Inventories consist primarily of courseware materials, books, and kits.  At June 30, 2004 and 2003, the Company maintained an inventory valuation allowance of $223 and $0, respectively.

6.             Stock-Based Compensation

The Company accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants.  It also requires the disclosure of option status on a more prominent and frequent basis.  Such disclosure for the six months ended June 30, 2004 and 2003 are presented below.  The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees and directors.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the fair value of the underlying stock on date of grant.

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

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

If the Company accounted for stock options and warrants issued to employees based on the fair value method, results of operations for the six months ended June 30, 2004 and 2003 would have been as follows:

	Restated
	Three months ended June 30,
	2004	2003
Net income (loss), as restated	$(817)	$296
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(370)	(344)

Pro forma net loss	$(1,187)	$(48)

Pro forma net loss per common share — Basic	$(0.11)	$(0.01)
Pro forma net loss per common share — Diluted	$(0.11)	$(0.01)

	Restated
	Six months ended June 30,
	2004	2003
Net loss, as restated	$(1,388)	$(2,966)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(966)	(871)

Pro forma net loss	$(2,354)	$(3,837)

Pro forma net loss per common share — Basic	$(0.22)	$(0.37)
Pro forma net loss per common share — Diluted	$(0.22)	$(0.37)

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

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended June 30, 2004 (Restated):

	Company-owned
	Centers	Franchising	Consolidated
Revenues from external customers	$23,497	$8,176	$31,673
Depreciation and amortization	508	1,076	1,584
Interest expense	(1)	(86)	(87)
Investment income	—	31	31
Loss before income taxes	(972)	(240)	(1,212)
Income tax benefit	(357)	(38)	(395)
Net loss	(615)	(202)	(817)

For the three months ended June 30, 2003 (Restated):

	Company-owned
	Centers	Franchising	Consolidated
Revenues from external customers	$25,883	$8,855	$34,738
Depreciation and amortization	962	759	1,721
Interest expense	(2)	(139)	(141)
Investment income	—	26	26
Income before income taxes	139	413	552
Income tax provision	111	145	256
Net income	28	268	296

For the six months ended June 30, 2004 (Restated):

	Company-owned
	Centers	Franchising	Consolidated
Revenues from external customers	$47,322	$16,318	$63,640
Depreciation and amortization	1,299	1,973	3,272
Interest expense	(1)	(168)	(169)
Investment income	—	66	66
Loss before income taxes	(1,875)	(50)	(1,925)
Income tax provision (benefit)	(624)	87	(537)
Net loss	(1,251)	(137)	(1,388)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

For the six months ended June 30, 2003 (Restated):

	Company-owned
	Centers	Franchising	Consolidated
Revenues from external customers	$49,349	$17,376	$66,725
Depreciation and amortization	1,965	1,501	3,466
Interest expense	(2)	(341)	(343)
Investment income	5	63	68
Income (loss) before income taxes	(3,532)	933	(2,599)
Income tax provision	34	333	367
Net income (loss)	(3,566)	600	(2,966)

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

9.             Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement).  Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500.  As of June 30, 2004, the term loan had a total commitment equal to its outstanding balance of $5,921.  Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continued through the term loan’s maturity on February 15, 2005.  The revolving loan had a total commitment of $1,500 under which loans are available through maturity of which $0 was outstanding as of June 30, 2004.  Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005.   The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit.  One standby letter of credit is outstanding under the revolving loan as of June 30, 2004 for $650.  At June 30, 2004, $6,218 was available under the Wells Fargo Credit Agreement.

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

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

The Wells Fargo Credit Agreement is secured by the Company’s cash and cash equivalents, accounts receivable, intangible assets, and investments, if any.

On May 3, 2006, the Company paid in full all amounts owed under the Wells Fargo Credit Agreement.

10.          Other Current Liabilities

Other current liabilities consist of:

	Restated	Restated
	June 30,	December 31,
	2004	2003
Accounts payable to franchisees	$1,546	$3,435
Accrued wages and commissions	4,137	4,441
Royalties and fees payable to courseware partners	5,453	3,602
Accrued operating expenses and other	6,693	806
	$17,829	$12,284

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the second quarter of 2004, the Company determined that in certain programs, students were taking slightly less time to complete classes compared to past historical experience.  As a result of the student attendance analyses performed in the second quarter of 2004, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue of $13, resulting in pre-tax income, net of adjustments to related deferred commissions, of $12.  For the six months ended June 30, 2004, the adjustments to deferred revenue amounted to $355, resulting in an increase to company-owned training center revenues net of adjustments to related deferred commissions, of $321.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

12.          Contingencies

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

For the Six Months Ended June 30, 2004 and 2003 (Restated and Unaudited)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q/A for the six months ended June 30, 2004 and the Company’s Current Report on Form 8-K dated November 6, 2006.

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

The continual revision of estimated student attendance rates may result in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of historical student attendance rates in the second quarter of 2004, the Company recorded an increase in revenue of $13.  For the six months ended June 30, 2004, the adjustments to deferred revenue amounted to $355, resulting in an increase to company-owned training centers revenues, net of adjustments to related deferred commissions, of $321.

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

The Company monitors its exposure to compensation expense in terms of selling, instructor, and other non-selling headcount.  During the quarter ended June 30, 2004, the Company reduced the staff of its franchising unit by 20. from 164 to 144 instructors.  The following table illustrates the Company’s selling, instructor, and other non-selling headcount:

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

	2004	2003
Total system-wide revenues	$100,607	$101,845
System-wide same center revenues	98,830	97,197

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 vs. June 30, 2003

Revenues

Revenues totaled $31,673 for the three months ended June 30, 2004, a decrease of $3,065, or 9%, from $34,738 for the three months ended June 30, 2003.  The revenue decrease is the result of the net effect of a revenue decrease at company-owned training centers of $2,387 and a decrease in franchising revenue of $678.

Company-Owned Training Centers

Company-owned training centers earned revenue of $23,497 during the second quarter of 2004, a decrease of $2,387, or 9%, from $25,884 during the second quarter of 2003.  The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses.

Franchising

Franchising revenues totaled $8,176 during the second quarter of 2004, a decrease of $678 from $8,854 during the same period in 2003.  The decrease in franchising revenues resulted from decreases in franchise fees and franchise royalties, net against an increase in courseware sales.  Franchise fees decreased $203 from the same period in 2003, resulting from fewer franchise sales opportunities.  Franchise royalties decreased $280 due to the combination of a lower number of domestic franchises and the mix of revenue for international and North American franchises.  The number of domestic franchises decreased by 10, or 8%, in the second quarter of 2004 versus the same period in 2003.  The Company’s effective royalty rates for international franchises are less than those of North American franchises.  In the second quarter of 2004, international franchise revenues comprised 28% of system-wide revenues, whereas in the second quarter of 2003 international franchise revenues comprised only 25% of system-wide revenues.

System-wide

System wide revenues totaled $100,607 during the quarter ended June 30, 2004, a decrease of 1%, or $1,238, from $101,845 during the same period in 2003.

The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises and increase in revenue at international franchises.  As discussed above, company-owned training center revenue decreased 9%, or $2,387, in the second quarter of 2004, as compared to the same period in 2003.  Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses.  However, the North American franchises revenue decrease was intensified by the closures of 10 franchises, as mentioned previously.  In total, North American franchise revenues decreased 4% or $2,244, in the second quarter of 2004.  International franchises have experienced revenue increases of $3,406, or 13%, in the second quarter of 2004, as compared to the same period in 2003.  Increases in international franchise revenues resulted primarily from strong growth in Middle Eastern franchises, due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $530 or 3% in the second quarter of 2004 compared to the same period in 2003.  As a percentage of revenues, cost of revenues in the second quarter increased to 59% in 2004 from 56% in 2003.  The increase in the cost of revenues in absolute dollars was a result of an increase in bad debt reserve to provide for potentially uncollectible receivables from franchisees that have ceased, or are at risk of ceasing, operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $656 or 4% in the second quarter of 2004 as compared to the second quarter of 2003.  As a percentage of revenues, selling, general and administrative expenses remained stable at 44%. The decrease in selling, general and administrative expenses in absolute dollars resulted from lesser amount of commission expense and incentive compensation along with reductions in personnel at company-owned training centers.

Interest Expense

Interest expense totaled $87 for the second quarter of 2004, a decrease of $54 from $141 recorded in the second quarter of 2003.  The decrease is due to lesser amounts of outstanding debt in 2004 as compared to 2003.

Six Months Ended June 30, 2004 vs. June 30, 2003

Revenues

Revenues totaled $63,640 for the six months ended June 30, 2004, a decrease of $3,085, or 5%, from $66,725 for the six months ended June 30, 2003.  The revenue decrease is the result of the net effect of a revenue decrease at company-owned training centers of $2,028 and a decrease in franchising revenue of $1,057.

Company-Owned Training Centers

Company-owned training centers earned revenue of $47,322 during the six months ended June 30, 2004, a decrease of $2,028, or 4%, as compared to the same period in 2003.  The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses.

Franchising

Franchising revenues totaled $16,318 during the six month period ended June 30, 2004, a decrease of $1,057 as compared to the same period in 2003.  The decrease in franchising revenues resulted from decreases in franchise fees, franchise royalties and courseware sales.  Franchise fees decreased $27 from the same period in 2003, resulting from fewer franchise sales opportunities.  Franchise royalties decreased $391 due to the combination of a lower number of domestic franchises and the mix of revenue for international and North American franchises.  The number of domestic franchises decreased by 10, or 8%, in the six month period ended June 30, 2004 versus the same period in 2003.  The Company’s effective royalty rates for international franchises are less than those of North American franchises.  In the first six months of 2004, international franchise revenues comprised 28% of system-wide revenues, whereas in the first six months of 2003, international franchise revenues comprised only 24% of system-wide revenues.  In addition, courseware sales decreased $639 from the same period in 2003, which is directly related to the decreases noted above.

System-wide

System wide revenues totaled $198,870 during the six months ended June 30, 2004, a decrease of less then 1%, or $1,260, from $200,130 during the same period in 2003.

The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises and increase in revenue at international franchises.  As discussed above, company-owned training center revenue decreased 4%, or $2,028, in the first six months of 2004, as compared to the same period in 2003.  Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses.  However, the North American franchises revenue decrease was intensified by the closures of 10 franchises.  In total, North American franchise revenues decreased 5% or $5,286, in the first six months of 2004.  International franchises have experienced revenue increases of $6,097, or 12%, in the first six months of 2004, as compared to the same period in 2003.  Increases in international franchise revenues resulted primarily from strong growth in Middle Eastern franchises, due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $1,793 or 1% during the six months ended June 30, 2004, as compared to the same period in 2003.  As a percentage of revenues, cost of revenues in the first six months was 59% in 2004, the same as 2003.  The decrease in cost of revenues in  absolute dollars resulted form decreased revenues and the effect of cost reduction initiatives that decrease facility costs at company-owned training centers offset by the increase in bad debt reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,695 or 6% for the six month period ended June 30, 2004, as compared to the same period in 2003.  As a percentage of revenues, selling, general and administrative expenses remained stable at 44%. The decrease in selling, general and administrative expenses in absolute dollars resulted from lower commission expense and incentive compensation, along with reductions in personnel at company-owned training centers.

Interest Expense

Interest expense totaled $169 for the six months ended June 30, 2004, a decrease of $174 from $343 recorded in the same period of 2003.  The decrease is due to lower outstanding debt in 2004 as compared to 2003.

Liquidity and Capital Resources

The Company’s sources of cash are comprised of sales of IT training courses at company-owned training centers, the sale of master and unit franchise territories, continuing royalties from franchises and courseware sales to franchises.

Historically, the Company has been able to fund operations and meet its debt obligations through cash provided by operating activities.  Cash used in operations for the six months ended June 30, 2004 totaled $891.  Cash provided by operations for the six months ended June 30, 2003 totaled $11,372.

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

On May 3, 2006, the Company paid in full all amounts owed under the debt facility with Wells Fargo.

At June 30, 2004, the Company’s accounts payable and accrued liabilities equaled $21,374.  The Company believes these amounts will be required to be paid in cash during the next year. Additionally, the Company’s deferred revenue balance, which represents the Company’s obligation to provide future IT training to customers, totaled $18,959 at June 30, 2004.  The Company believes certain of these obligations will be performed during the next year, requiring cash outflows for incremental delivery costs of approximately $5,700.

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

ITEM 4.   CONTROLS AND PROCEDURES

As more fully described in the Preface and the Explanatory Note to the Accompanying Financial Statements for the Six Months Ended June 30, 2004 and 2003 of this Amendment to Quarterly Report on Form 10-Q/A and in Notes 3 and 4 to the Consolidated Financial Statement on our Current Report on Form 8-K dated November 6, 2006 for the fiscal year ended December 31, 2004, we have restated our financial statements for the first, second and third fiscal quarters of 2003, the full 2003 fiscal year, and the first, second and third fiscal quarters of 2004.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our then current Chief Executive Officer and our then current Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  At the time of the initial filing of the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2004, based upon that evaluation, our then current Chief Executive Officer and our then current Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the periodic filings that we make with the Securities and Exchange Commission.  In light of the internal control deficiencies referenced in Management’s Report On Internal Control Over Financial Reporting, our now current Chief Executive Officer and our now current Chief Financial Officer believe that, as of the period covered by this report, our disclosure controls and procedures were not effective in alerting management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  However, our current Chief Executive Officer and our current Chief Financial Officer, believe that the remedial measures described in Item 9 of our Current Report on Form 8-K dated November 6, 2006, for the year ended December 31, 2004, when implemented, will remediate and correct the internal control deficiencies described in Management’s Report On Internal Control Over Financial Reporting.

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

The terms of office of the following Directors of the Company continued after the Annual Meeting:

Term Expiring in 2005	Term Expiring in 2006
Curtis Lee Smith, Jr.	Stuart O. Smith
William H. Heller	Thomas J. Bresnan
Martin G. Bean	Scott R. Wilson

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
4.1

Waiver, dated July 26, 2004, to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A (filed as exhibit 4.1 to the registrants Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (file no. 0-17840) and incorporated by reference herein.)

31.1	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer
32.1	Section 1350 Certification of the Company’s Chief Executive Officer
32.2	Section 1350 Certification of the Company’s Chief Financial Officer

b)                                     Reports on Form 8-K

During the three-month period ended June 30, 2004, the Company filed the Current Report on Form 8-K, dated April 22, 2004 furnishing under Item 9 a press release pursuant to Regulation FD regarding the Company’s first quarter results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NEW HORIZONS WORLDWIDE, INC.
(Registrant)

Date:	January 31, 2007	By:	/s/ Charles M. Caporale
Charles M. Caporale
NEW HORIZONS WORLDWIDE, INC.
Senior Vice President and Chief Financial Officer