Form 10-Q/A
period 2004-09-30
NEW HORIZONS WORLDWIDE INC
filed 2007-01-31
CIK 850414

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

Preface

New Horizons Worldwide, Inc. (“we” or the “Company”) is filing this Amendment on Form 10-Q/A (the “Report”) which amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2004, to reflect the restatement of our consolidated financial statements for the nine-months ended September 30, 2004 and September 30, 2003 as discussed in Notes 3 and 4 herein. We have filed our audited 2004 annual results and restated unaudited 2003 annual results with/as part of a Current Report on Form 8-K dated November 6, 2006.

Explanatory Note To The Accompanying Financial Statements For The Nine Months Ended September 30, 2004 and 2003

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

The Audit Committee and the Company’s senior management undertook an internal review of the facts and circumstances giving rise to the restatements as well as the accounting policies and procedures and related internal controls.  The Audit Committee concluded that of the adjustments reviewed, which were the subject of the restatements, all were the result of error or mistake and not the result of intentional misconduct or fraud.  The principal items identified related to the corrections in the application of accounting principles generally accepted in the United States (“GAAP”).  The aggregate impact of all of the adjustments and identified errors is a reduction of approximately $27,000 in our retained earnings and stockholders’ equity at December 31, 2003 and a increase on our consolidated results of operations for the nine months ended September 30, 2004 of approximately $25,000.  See also Note 3 “Prior Period Adjustments” and Note 4 “Supplemental Financial Information” in our Current Report on Form 8-K dated November 6, 2006.

As previously disclosed in a Current Report on Form 8-K dated August 2, 2006, the Company concluded that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon because of errors in these financial statements.  Investors are strongly cautioned not to rely on these previously issued financial statements for the periods referenced which are included herein solely for comparative purposes only and unaudited.  Please refer to the Company’s Current Report on Form 8-K dated August 2, 2006 and November 6, 2006 for additional discussion.

This Amendment does not reflect events, other than those relating to the restatement, that have occurred after November 15, 2004, the date the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 was originally filed, except for (i) the going concern disclosure in Note 2, (ii) the debt disclosure in Note 7, (iii) the liquidity and capital resource disclosure in “Managements Discussion and Analysis,” and (iv) the information and disclosure contained in Part I, Item 4 “Controls and Procedures”, which have been updated through the current date of this filing.  Information with respect to certain events occurring after November 15, 2004 is contained in our Current Report on Form 8-K dated November 6, 2006.

Concurrently with the filing of this Amendment on Form 10-Q/A, we are filing with the SEC the Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004 to reflect changes required as a result of the restatements described above. We have not re-filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 or September 30, 2003, as the relevant changes have been reflected in this Amendment, the Amendments and/or concurrently filed, or the Current Report on Form 8-K dated November 6, 2006.

ii

NEW HORIZONS WORLDWIDE, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

iii

PART I.  ITEM 1 FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 September 30, 2004 and December 31, 2003
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	Unaudited and Restated	Unaudited and Restated
		See Notes 3 and 4
Assets
Current assets:
Cash and cash equivalents	$6,667	$10,850
Accounts receivable, net	16,188	13,290
Inventories	962	1,283
Prepaid expenses	5,697	6,282
Refundable income taxes	3,193	—
Other current assets	1,423	1,103
Total current assets	34,130	32,808

Property and equipment, net	10,499	14,441
Goodwill	11,408	18,368
Cash surrender value of life insurance	1,360	1,360
Notes from officers and director	1,011	1,011
Other assets	574	797
Total Assets	$58,982	$68,785

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$5,171	$3,000
Accounts payable	3,210	3,509
Deferred revenue	16,320	19,738
Other current liabilities	20,243	12,284
Total current liabilities	44,944	38,531

Long-term debt, excluding current portion	—	4,565
Deferred rent	2,773	2,616
Other long-term liabilities	361	868
Total liabilities	48,078	46,580

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 10,636,658 and 10,635,658 shares issued; 10,451,658 and 10,450,157 and outstanding at September 30, 2004 and December 31, 2003, respectively	106	106
Additional paid-in capital	48,571	48,563
Accumulated deficit	(36,475)	(25,166)
Treasury stock at cost - 185,000 shares at September 30, 2004 and December 31, 2003	(1,298)	(1,298)
Total stockholders’ equity	10,904	22,205

Total Liabilities & Stockholders’ Equity	$58,982	$68,785

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands, except per share data)

(Unaudited and Restated)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Franchising
Franchise fees	$498	$336	$1,186	$1,051
Royalties	3,667	3,622	10,555	10,901
Courseware sales and other	4,797	4,439	13,539	13,820
Total franchising revenues	8,962	8,397	25,280	25,772

Company-owned training centers	22,052	24,943	69,374	74,293
Total revenues	31,014	33,340	94,654	100,065

Cost of revenues	18,034	19,249	55,722	58,730
Selling, general and administrative expenses	13,762	13,093	41,636	42,662
Impairment of goodwill	6,960	—	6,960	—
Impairment of fixed assets	1,103	—	1,103	—
Loss on legal settlement	1,700	—	1,700	—

Operating (loss) income	(10,545)	998	(12,467)	(1,327)

Other income	41	—	141	1
Interest expense	(91)	(128)	(260)	(472)
Investment income	30	31	96	100

(Loss) income before income taxes	(10,565)	901	(12,490)	(1,698)
(Benefit) provision for income taxes	(644)	453	(1,181)	820

Net (loss) income	$(9,921)	$448	$(11,309)	$(2,518)

Weighted average number of common shares outstanding - Basic	10,471	10,388	10,504	10,388

Weighted average number of common shares outstanding - Diluted	10,471	10,412	10,504	10,393

Basic earnings (loss) per share	$(0.95)	$0.04	$(1.08)	$(0.24)

Diluted earnings (loss) per share	$(0.95)	$0.04	$(1.08)	$(0.24)

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

(Unaudited and Restated)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,309)	$(2,518)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	4,726	5,270
Impairment of goodwill	6,960	—
Impairment of fixed assets	1,103	—
Provision for bad debts	2,821	1,085
(Gain) loss on disposal of property and equipment	8	(4)
Cash (used in) provided by the change in:
Accounts receivable	(6,038)	(847)
Inventories	321	51
Prepaid expenses and other assets	808	1,670
Refundable income taxes	(3,193)	4,566
Accounts payable	(1,057)	(828)
Deferred revenue	(3,417)	(813)
Other liabilities	8,209	2,426
Deferred rent	157	737
Net cash (used in) provided by operating activities	99	10,795

Cash flows from investing activities:
Additions to property and equipment	(1,895)	(2,992)
Proceeds from sale of property and equipment	—	38
Net cash used in investing activities	(1,895)	(2,954)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	12
Proceeds from issuance of debt	—	10,939
Principal payments on debt obligations	(2,395)	(16,989)
Net cash used in financing activities	(2,387)	(6,038)

Net decrease in cash and cash equivalents	(4,183)	1,803

Cash and cash equivalents at beginning of period	10,850	8,585

Cash and cash equivalents at end of period	$6,667	$10,388

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$236	$389
Income taxes	$640	$579

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

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

2.             Basis of Presentation

Unaudited and Restated Interim Financial Statements

The accompanying interim consolidated financial statements as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 are unaudited and have been restated.  The accompanying consolidated balance sheet as of December 31, 2003 is also unaudited and was restated as more fully described  herein (See Notes 3 and 4 to the interim financial statements).

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

Going Concern Basis of Presentation

The Company has experienced recurring losses, has an accumulated deficit and negative working capital.  The Company has incurred losses during the first nine months of 2004 and also in prior years and has an accumulated deficit of $36,475 as of September 30, 2004.  The Company’s unencumbered assets are limited as is its ability to meet some short term obligations.  The Company has raised approximately $10,000 since December 31, 2004 through the sale of securities and issuance of debt and $1,725 from the sale of company-owned training centers.  These capital inflows, combined with cost cutting initiatives in 2004, 2005 and 2006, have allowed the Company to continue operating through the date of filing of this amended report.  However, there can be no assurance that capital can be raised in the future or that cost cutting by itself can sustain the Company until such time as the operating performance improves.  The need for additional liquidity will depend on future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.             Prior Period Adjustments

The following table summarizes the components of the adjustments to previously reported September 30, 2004 and December 31, 2003 retained earnings:

	September 30,	December 31,
	2004	2003
Retained earnings, as previously reported:	$(34,415)	$1,403

Adjustments affecting revenues:
Reduction of Nova Vista revenues improperly recorded on a gross basis	(2,389)	(2,004)
Improper recognition of revenue	488	(2,875)
Reclassification of reimbursements for Ad Fund expenses	(2,004)	(2,880)
Total revenue restatement	(3,905)	(7,759)

Adjustments affecting expenses:
Reduction of Nova Vista expenses improperly recorded on a gross basis	2,389	2,004
Understatement of rent expense and deferred rent liability	(109)	(338)
Improper capitalization of rent as a security deposit	—	(107)
Reduction of Ad Fund expenses for reimbursements from franchisees	2,004	2,880
Valuation allowance on deferred tax assets and other tax errors	—	(23,237)
Reverse for deferred tax asset	25,584
Understatement of bad debt reserve	(851)	—
Understatement of inventory reserve	(249)	—
Understatement of fixed asset impairment	(377)	—
Other accounting errors	23	(11)
Total expense restatement	28,414	(18,809)
Net restatement adjustments	24,509	(26,568)
Prior period restatement adjustments	(26,568)	—
Accumulated deficit, as restated	$(36,475)	$(25,166)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Reduction of Nova Vista revenues and expenses improperly recorded on a gross basis

The Company examined transactions related to its courseware products and whether the Company should record revenue related to such products on a gross basis or net basis.  The Company considered the guidance set forth by the Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, during its examination.  The Company considered its role in such transactions, among other factors, and concluded it was acting primarily as agent in such transactions and not as principal as previously determined.  Whereas revenue and expenses were overstated on a gross basis, there was no effect on the net results of operations previously reported.

Improper recognition of revenue

The Company examined its revenue streams and determined it had recognized revenue without an adequate estimate for sales returns at the point of sale.  The return estimates at that date failed to account for the effects of refunds.  In addition, the Company’s method of recording voids/returns as they occur did not comply with Staff Accounting Bulletin No. 104.  During the nine months ended September 30, 2004, the Company recognized returns totaling $488, net of returns relating to the prior year and current period activity.

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

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

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

Understatement of reserves

During the course of the 2004 audit, the Company determined that its bad debt and inventory reserves were understated. These reserves were increased by $851 and $249, respectively.

Understatement of fixed asset impairment

During the course of the 2004 audit, the Company determined that its fixed asset impairment was understated. The impairment was increased by $377.

Other accounting errors

Other accounting errors represent various accounting adjustments which were identified during the course of the 2004 audit and for which management determined corrective entries were required.  The net affect of these adjustments represented a $23 increase and a $11 decrease of expenses on the Company’s financial statements for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

4.             Supplemental Financial Information (Restated and Unaudited)

As described in Note 2, prior period adjustments were identified in connection with the previously issued audited annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the nine months ended September 30, 2004.  The aggregate impact of all of the adjustments and identified errors is a reduction of approximately $27,000 in our retained earnings and stockholders’ equity at December 31, 2003 and a reduction in our consolidated results of operations for the nine months ended September 30, 2004 of approximately $25,000.  The 2003 financial statements are presented herein without audit because: (i) our predecessor auditor is no longer independent and is unable to reissue its 2003 report, (ii) of the hardship involved in

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

re-auditing the 2003 period due to the lack of effective internal controls, and (iii) of the absence of personnel knowledgeable about the 2003 period.

The net effects of all of the restatement adjustments on the previously reported consolidated balance sheets at September 30, 2004 and December 31, 2003 and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2004 and 2003,  are summarized below (in thousands):

Consolidated Balance Sheet	As Previously		As Restated and
September 30, 2004	Reported	Adjustments	Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,667	$—	$6,667
Accounts receivable, net	15,510	678	16,188
Inventories	1,211	(249)	962
Prepaid expenses	5,608	89	5,697
Refundable income taxes	848	2,345	3,193
Other current assets	1,423	—	1,423
Total current assets	31,267	2,863	34,130

Property and equipment, net	10,817	(318)	10,499
Goodwill	11,408	—	11,408
Cash surrender value of life insurance	1,360	—	1,360
Notes from officers and director	1,011	—	1,011
Other assets	1,188	(614)	574
Total assets	$57,051	$1,931	$58,982

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$5,171	$—	$5,171
Accounts payable	3,210	—	3,210
Deferred revenue	16,321	(1)	16,320
Other current liabilities	16,744	3,499	20,243
Total current liabilities	41,446	3,498	44,944

Deferred rent	2,325	448	2,773
Other long-term liabilities	317	44	361
Total liabilities	44,088	3,990	48,078

Stockholders’ equity
Common stock	106	—	106
Additional paid-in capital	48,570	1	48,571
Accumulated deficit	(34,415)	(2,060)	(36,475)
Treasury stock	(1,298)	—	(1,298)
Total stockholders’ equity	12,963	(2,059)	10,904
Total liabilities and stockholders’ equity	$57,051	$1,931	$58,982

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the three months ended	As Previously		As Restated and
September 30, 2004	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$499	$(1)	$498
Royalties	4,345	(678)	3,667
Courseware sales and other	5,561	(764)	4,797
Total franchise revenues	10,405	(1,443)	8,962

Company-owned location revenues	21,820	232	22,052
Total revenues	32,225	(1,211)	31,014

Cost of revenues	18,823	(789)	18,034
Selling, general and administrative expenses	14,066	(304)	13,762
Impairment of goodwill	6,960	—	6,960
Impairment of fixed assets	726	377	1,103
Loss on legal settlement	1,700	—	1,700
Operating loss	(10,050)	(495)	(10,545)

Other income	39	2	41
Interest expense	(90)	(1)	(91)
Investment income	30	—	30
Loss before income taxes	(10,071)	(494)	(10,565)

Provision (benefit) for income taxes	24,940	(25,584)	(644)

Net loss	$(35,011)	$(25,090)	$(9,921)

Weighted average number of common shares outstanding - Basic	10,471	10,471	10,471
Weighted average number of common shares outstanding - Diluted	10,471	10,471	10,471

Basic earnings (loss) per share	$(3.34)	$(2.40)	$(0.95)
Diluted earnings (loss) per share	$(3.34)	$(2.40)	$(0.95)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the nine months ended	As Previously		As Restated and
September 30, 2004	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$1,186	$—	$1,186
Royalties	12,559	(2,004)	10,555
Courseware sales and other	15,929	(2,390)	13,539
Total franchise revenues	29,674	(4,394)	25,280

Company-owned location revenues	68,886	488	69,374
Total revenues	98,560	(3,906)	94,654

Cost of revenues	58,245	(2,523)	55,722
Selling, general and administrative expenses	42,322	(686)	41,636
Impairment of goodwill	6,960	—	6,960
Impairment of fixed assets	726	377	1,103
Loss on legal settlement	1,700	—	1,700
Operating loss	(11,393)	(1,074)	(12,467)

Other income	141	—	141
Interest expense	(259)	(1)	(260)
Investment income	96	—	96
Loss before income taxes	(11,415)	(1,075)	(12,490)

Provision (benefit) for income taxes	24,403	(25,584)	(1,181)

Net loss	$(35,818)	$24,509	$(11,309)

Weighted average number of common shares outstanding - Basic	10,504	10,504	10,504
Weighted average number of common shares outstanding - Diluted	10,504	10,504	10,504

Basic earnings (loss) per share	$(3.41)	$2.33	$(1.08)
Diluted earnings (loss) per share	$(3.41)	$2.33	$(1.08)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the three months ended	As Previously		As Restated and
September 30, 2003	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$336	$—	$336
Royalties	4,344	(722)	3,622
Courseware sales and other	5,104	(665)	4,439
Total franchise revenues	9,784	(1,387)	8,397

Company-owned location revenues	25,246	(303)	24,943
Total revenues	35,030	(1,690)	33,340

Cost of revenues	19,888	(639)	19,249
Selling, general and administrative expenses	13,910	(817)	13,093
Operating income (loss)	1,232	(234)	998

Interest expense	(128)	—	(128)
Investment income	32	(1)	31
Income (loss) before income taxes	1,136	(235)	901

Provision (benefit) for income taxes	454	(1)	453

Net income (loss)	$682	$(234)	$448

Weighted average number of common shares outstanding - Basic	10,388	10,388	10,388
Weighted average number of common shares outstanding - Diluted	10,412	10,412	10,412

Basic earnings (loss) per share	$0.07	$(0.02)	$0.04
Diluted earnings (loss) per share	$0.07	$(0.02)	$0.04

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Consolidated Statement of Operations For the nine months ended	As Previously		As Restated and
September 30, 2003	Reported	Adjustments	Unaudited
Revenues
Franchising:
Franchise fees	$1,051	$—	$1,051
Royalties	13,116	(2,215)	10,901
Courseware sales and other	15,114	(1,294)	13,820
Total franchise revenues	29,281	(3,509)	25,772

Company-owned location revenues	77,534	(3,241)	74,293
Total revenues	106,815	(6,750)	100,065

Cost of revenues	59,545	(815)	58,730
Selling, general and administrative expenses	44,848	(2,186)	42,662
Operating income (loss)	2,422	(3,749)	(1,327)

Other income	—	1	1
Interest expense	(472)	—	(472)
Investment income	100	—	100
Income (loss) before income taxes	2,050	(3,748)	(1,698)

Provision for income taxes	820	—	820

Net income (loss)	$1,230	$(3,748)	$(2,518)

Weighted average number of common shares outstanding - Basic	10,388	10,388	10,388
Weighted average number of common shares outstanding - Diluted	10,393	10,393	10,393

Basic earnings (loss) per share	$0.12	$(0.36)	$(0.24)
Diluted earnings (loss) per share	$0.12	$(0.36)	$(0.24)

5.             Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method. Inventories consist primarily of courseware materials, books, and kits. At September 30, 2004 and 2003, the Company maintained an inventory valuation allowance of $249 and $0, respectively.

6.             Stock-Based Compensation

The Company accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, effective December 31, 2002, adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” that amends the disclosure and transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants.  It also requires the disclosure of option status on a more prominent and frequent basis.  Such disclosure for the nine months ended September 30, 2004 and 2003 are presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has elected the intrinsic value method for grants to employees and directors.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  Under the intrinsic value method, compensation cost is recorded based on the difference between the exercise price of the stock option and the fair value of the underlying stock on date of grant.

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

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

If the Company accounted for stock options and warrants issued to employees based on the fair value method, results of operations for the nine months ended September 30, 2004 and 2003 would have been as follows:

	Restated
	Three months ended September 30,
	2004	2003
Net income (loss), as restated	$(9,921)	$448
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(426)	(277)

Pro forma net income (loss)	$(10,347)	$171

Pro forma net loss per common share - Basic	$(0.99)	$0.02
Pro forma net loss per common share - Diluted	$(0.99)	$0.02

	Restated
	Nine months ended September 30,
	2004	2003
Net loss, as restated	$(11,309)	$(2,518)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,365)	(1,144)

Pro forma net loss	$(12,674)	$(3,662)

Pro forma net loss per common share - Basic	$(1,21)	$(0.35)
Pro forma net loss per common share - Diluted	$(1.21)	$(0.35)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.3%, volatility of 85% - 102%, and zero dividend yield for 2004 grants, a risk-free interest rate of 2.3%, volatility of 67%, and zero dividend yield for 2003 grants, with expected lives from 4 to 10 years.

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended September 30, 2004 (Restated):

	Company- owned Centers	Franchising	Consolidated
Revenues from external customers	$22,052	$8,962	$31,014
Depreciation and amortization	701	753	1,454
Interest expense	(2)	(89)	(91)
Investment income	1	29	30
Income (loss) before income taxes	(10,584)	19	(10,565)
Income tax provision (benefit)	(1,005)	361	(644)
Net loss	(9,579)	(342)	(9,921)

For the three months ended September 30, 2003 (Restated):

	Company- owned Centers	Franchising	Consolidated
Revenues from external customers	$24,943	$8,397	$33,340
Depreciation and amortization	896	912	1,808
Interest expense	(4)	(124)	(128)
Investment income	3	28	31
Income before income taxes	512	389	901
Income tax provision	318	135	453
Net income	194	254	448

For the nine months ended September 30, 2004 (Restated):

	Company- owned Centers	Franchising	Consolidated
Revenues from external customers	$69,374	$25,280	$94,654
Depreciation and amortization	2,212	2,514	4,726
Interest expense	(3)	(257)	(260)
Investment income	1	95	96
Loss before income taxes	(12,459)	(31)	(12,490)
Income tax provision (benefit)	(1,629)	448	(1,181)
Net loss	(10,830)	(479)	(11,309)

For the nine months ended September 30, 2003 (Restated):

	Company- owned Centers	Franchising	Consolidated
Revenues from external customers	$74,293	$25,772	$100,065
Depreciation and amortization	2,861	2,409	5,270
Interest expense	(6)	(466)	(472)
Investment income	8	92	100
Income (loss) before income taxes	(3,020)	1,322	(1,698)
Income tax provision	352	468	820
Net income (loss)	(3,372)	854	(2,518)

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

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

9.             Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the Wells Fargo Credit Agreement).  Upon execution of the Wells Fargo Credit Agreement, the available funds under the facility totaled $12,139, consisting of a term loan of $10,639 and revolving loans of $1,500.  As of September 30, 2004, the term loan had a total commitment equal to its outstanding balance of $5,171.  Quarterly principal payments of $750 for the term loan commenced on March 31, 2003 and continued through the term loan’s maturity on February 15, 2005.  The revolving loan had a total commitment of $1,500 under which loans are available through maturity of which $0 was outstanding as of September 30, 2004.  Any unpaid principal and interest balances associated with the term and revolving loans are due upon maturity of the loans on February 15, 2005.   The revolving loan also includes a $1,000 sub-limit for the issuance of standby and commercial letters of credit.  One standby letter of credit is outstanding under the revolving loan as of September 30, 2004 for $650.

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

On May 3, 2006, the Company paid in full all amount owed under the Wells Fargo Credit Agreement.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

(Dollars in thousands, except per share data)

10.          Other Current Liabilities

Other current liabilities consist of:

	Restated	Restated
	September 30,	December 31,
	2004	2003
Accounts payable to franchisees	$1,680	$3,435
Accrued wages and commissions	3,670	4,441
Royalties and fees payable to courseware partners	5,409	3,602
Accrued operating expenses and other	9,484	806
	$20,243	$12,284

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the third quarter of 2004, the Company determined that in certain programs, students were taking slightly less time to complete classes compared to past historical experience.  As a result of the student attendance analyses performed in the third quarter of 2004, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue of $390, resulting in pre-tax income, net of adjustments to related deferred commissions, of $353.  For the nine months ended September 30, 2004, the adjustments to deferred revenue amounted to $745, resulting in an increase to company-owned training centers revenues, net of adjustments to related deferred commissions of $674.

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

For the Nine Months Ended September 30, 2004 and 2003 (Restated and Unaudited)

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

13.          Goodwill Impairment

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

14.          Impairment of Fixed Assets

During the third quarter of 2004, the Company recorded a non-cash impairment charge totaling $1,103 against fixed assets at the Company’s Los Angeles, Sacramento, Cleveland, Hartford, and    Charlotte company-owned training centers business segment pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The non-cash impairment charge is the result of continued operating and cash flow losses arising from the asset groups and a decrease in the estimated fair value of each asset group.  The estimated fair value of each asset group was determined based on recent sales of comparable asset groups within the Company’s franchise network.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q/A for the nine months ended September 30, 2004 and the Company’s Current Report on Form 8-K dated November 6, 2006.

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

The continual revision of estimated student attendance rates may result in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of historical student attendance rates in the third quarter of 2004, the Company recorded an increase in revenue of $390, resulting in an increase to company-owned training centers revenues, net of adjustments to related deferred commissions, of $353.  For the nine months ended September 30, 2004, the adjustments to deferred revenue amounted to $745, resulting in pre-tax income, net of adjustments to related deferred commissions of $674.

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

The Company monitors its exposure to compensation expense in terms of selling, instructor, and other non-selling headcount.  During the quarter ended September 30, 2004, the Company reduced the staff of its franchising unit by 20.  The following table illustrates the Company’s selling, instructor, and other non-selling headcount:

	September 30,	September 30,
	2004	2003
Company-owned training centers headcount
Selling	229	257
Instructor	208	247
Other non-selling	256	287
Company-owned training centers	693	791

Franchising operations	134	151

Total	827	942

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

The Company estimates the enterprise/government segment to spend approximately $3.6 billion annually on IT related training.  Given the number of domestic and international delivery locations within the New Horizons network, the Company’s eLearning product offerings, and the release of the Integrated Learning Manager, the Company believes it is poised to effectively service this segment. During 2003, the Company invested significantly in enterprise/government segment infrastructure and sales personnel and, as a result, both enterprise/government sales and requests for proposal activity grew throughout fiscal year 2003 and the nine months of 2004.

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

	2004	2003
Total system-wide revenues	$96,534	$98,059
System-wide same center revenues	96,017	95,233

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 vs. September 30, 2003

Revenues

Revenues totaled $31,014 for the three months ended September 30, 2004, a decrease of $2,326, or 7%, from $33,340 for the three months ended September 30, 2003.  The revenue decrease is the result of the net effect of a revenue decrease at company-owned training centers of $2,891 and a increase in franchising revenue of $565.

Company-Owned Training Centers

Company-owned training centers earned revenue of $22,052 during the third quarter of 2004, a decrease of $2,891, or 11%, from $24,943 during the third quarter of 2003.  The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses and a decrease in sale volume to the consumer market, offset by an increase in revenue associated with revised revenue recognition rates.

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

Franchising

Franchising revenues totaled $8,962 during the third quarter of 2004, an increase of $565 from $8,397 during the same period in 2003.  The increase in franchising revenues resulted from increases in franchise fees, franchise royalties, and an increase in courseware sales.  Franchise fees increased $162 from the same period in 2003, resulting from new master franchise sales in the Company’s EMEA (Europe, Middle East & Africa) region.  Franchise royalties increased

$45 due to the increases associated with international franchise revenue growth of $109, net against decreases in domestic franchise revenues of $64 resulting from a lower number of domestic franchises.  The Company’s effective royalty rates for international franchises are less than those of North American franchises.  Courseware sales increased $358 from the same period in 2003, resulting from increased demand for Microsoft Official Curriculum products by North American franchises.

System-wide

System wide revenues totaled $96,534 during the quarter ended September 30, 2004, a decrease of 2%, or $1,525 from $98,059 during the same period in 2003.  System wide revenues are comprised of the following:

	Quarter ended September 30,
	2004	2003	Difference
System wide revenue Composed of:
Company-owned centers	$22,052	$24,943	$(2,891)
North American franchises	48,228	48,333	(105)
International franchises	26,254	24,783	1,471
Total	$96,534	$98,059	$(1,525)

Number of:
Company-owned centers	25	26	(1)
North American franchises	118	130	(12)
International franchises	115	100	15
Total	258	256	2

The decrease in system-wide revenues is due primarily to the net effect of a revenue decrease at company-owned training centers, offset by an increase in revenue at international franchises.  North American franchise revenue remained relatively stable, decreasing only $105. As discussed above, company-owned training center revenue decreased 12%, or $2,891, in the third quarter of 2004, as compared to the same period in 2003.  International franchises experienced revenue increases of $1,471, or 6%, in the third quarter of 2004, as compared to the same period in 2003.  Increases in international franchise revenues resulted primarily from the addition of 15 franchises and strong growth in Middle Eastern franchises due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $1,215 or 6% in the third quarter of 2004 compared to the same period in 2003.  As a percentage of revenues, cost of revenues in the third quarter stayed constant at 58% in 2004 and 2003.  Included within cost of revenues in 2003 is $401 related to a one-time loss on subleased facilities.  The remainder of the decrease in cost of revenues in absolute dollars is attributable to decreases in revenue, a reductions in payroll totaling $797 resulting from headcount reduction initiatives, decreases in rent expense for company-owned centers of $231 resulting from lease terminations and subleases executed in prior periods, and decreases in company-owned center depreciation expense of $231 resulting primarily from reduced capital expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $669 or 5% in the third quarter of 2004 as compared to the third quarter of 2003.  As a percentage of revenues, selling, general and administrative expenses increased to 44% in 2004 as compared to 39% in 2003. The increase in selling, general and administrative expenses in absolute dollars resulted from increases in expenses associated with audit and consulting fees related to Sarbanes-Oxley Act requirements of $403, offset by reductions in payroll expense totaling $702 resulting from headcount reduction initiatives and a decrease in commissions and incentive compensation due to a decrease in revenues at company-owned centers.

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

Interest Expense

Interest expense totaled $91 for the third quarter of 2004, a decrease of $37 from $128 recorded in the third quarter of 2003.  The decrease is due to lesser amounts of outstanding debt in 2004 as compared to 2003.

Nine Months Ended September 30, 2004 vs. September 30, 2003

Revenues

Revenues totaled $94,654 for the nine months ended September 30, 2004, a decrease of $5,411, or 5%, from $100,065 for the nine months ended September 30, 2003.  The revenue decrease is due to a revenue decrease at company-owned training centers of $4,919, and a decrease in franchising revenue of $492.

Company-Owned Training Centers

Company-owned training centers earned revenue of $69,374 during the nine months ended September 30, 2004, a decrease of $4,919, or 7%, as compared to the same period in 2003.  The decrease in company-owned training center revenue is primarily the result of continued weakness in demand for training by small-to-medium businesses and a decrease in sales volume associated with the consumer market, net against an increase in revenue associated with the revision of revenue recognition rates applied to certain programs.

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

Franchising

Franchising revenues totaled $25,280 during the nine month period ended September 30, 2004, a decrease of $492 as compared to the same period in 2003.  The decrease in franchising revenues is due to decreases in royalties and courseware sales, offset by a increase in franchise fees.  Franchise fees increased $135 from the same period in 2003, resulting from additional franchise sales, primarily in the Company’s EMEA region.  Courseware sales decreased $281 due to decreased demand for Microsoft Official Curriculum products by North American franchises.  Franchise royalties decreased $346 due to a decrease in royalties earned from North American franchises of $539 and an increase in royalties earned from international franchises of $193.  The number of North American franchises decreased by 12, or 9%, in the nine month period ended September 30, 2004 versus the same period in 2003.  The number of international franchises increased by 15, or 15% in the nine month period ended September 30, 2004 as compared to the same period in 2003.The Company’s effective royalty rates for international franchises are less than those of North American franchises.

System-wide

System wide revenues totaled $295,417 during the nine months ended September 30, 2004, a decrease of less then 1%, or $2,220, from $297,637 during the same period in 2003.

	Nine months ended September 30,
	2004	2003	Difference
System wide revenue Composed of:
Company-owned locations	$69,374	$74,293	$(4,919)
North American franchises	144,276	149,729	(5,453)
International franchises	81,767	73,615	8,152
Total	$295,417	$297,637	$(2,220)

Number of:
Company-owned locations	25	26	(1)
North American franchises	118	130	(12)
International franchises	115	100	15
Total	258	256	2

The decrease in system-wide revenues is comprised of the net effect of revenue decreases at company-owned training centers and North American franchises, offset by an increase in revenue at international franchises.  As discussed above, company-owned training center revenue decreased 7%, or $4,919, in the first nine months of 2004, as compared to the same period in 2003.  Similar to the company-owned training centers, North American franchises have experienced decreases in revenue due to the weakness in demand for computer training by small-to-medium businesses.  Additionally, the decrease in North American franchise revenue was intensified by the closure of 12 franchises.  In total, North American franchise revenues decreased 4% or $5,453, in the first nine months of 2004.  International franchises have experienced revenue increases of $8,152, or 11%, in the first nine months of 2004, as compared to the same period in 2003.  Increases in international franchise revenues are due to the addition of 15 franchises and strong revenue growth in Middle Eastern franchises due to governmental spending on IT infrastructure.

Cost of Revenues

Cost of revenues decreased $3,008 or 5% during the nine months ended September 30, 2004, as compared to the same period in 2003.  As a percentage of revenues, cost of revenues in the first nine months was 59% of revenues in 2004 and 2003.  The decrease in the cost of revenues in absolute dollars was a result of decreased revenues, the effect of cost reduction initiatives that decreased payroll expense by $1,801, decreases in facilities costs at company-owned training centers of $622, and reductions in non-recurring charges associated with the sublease and termination of excess facility space at company-owned locations of $557.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,026 or 2% for the nine month period ended September 30, 2004, as compared to the same period in 2003.  As a percentage of revenues, selling, general and administrative expenses remained stable at 44% in 2004, as compared to 43% in 2003. The decrease in selling, general and administrative expenses in absolute dollars resulted from a $2,042 decrease in payroll expense due to headcount reduction initiatives and decreases in commission expense and incentive compensation due to the decrease in revenues at company-owned centers, offset by increases in audit and consulting fees related to Sarbanes-Oxley Act requirements totaling $403.

Interest Expense

Interest expense totaled $260 for the nine months ended September 30, 2004, a decrease of $212 from $472 recorded in the same period of 2003.  The decrease is due to lower outstanding debt in 2004 as compared to 2003.

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

On May 3, 2006, the Company paid in full all amounts owed un the debt facility with Wells Fargo.

Trade Payables

At September 30, 2004, the Company’s accounts payable and accrued liabilities equaled $23,453.  The Company believes these amounts will be required to be paid in cash during the next year.  Included within the Company’s accrued liabilities balance is a legal settlement accrual of $1,700 which is expected to be payable in the first quarter of 2005.

Future Delivery of IT Training

The Company’s deferred revenue balance, which represents the Company’s obligation to provide future IT training to customers, totaled $16,320 at September 30, 2004.  The Company believes the majority of these obligations will be performed during the next year, requiring cash outflows for incremental delivery costs of approximately $4,900.

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

Historically, the Company has been able to fund operations and meet its debt obligations through cash provided by operating activities.  Cash provided by operations for the nine months ended September 30, 2004 totaled $99.  Cash provided by operations for the nine months ended September 30, 2003 totaled $10,795.

The Company has never paid cash dividends on its common stock and has no present intention to pay any cash dividends in the foreseeable future.

There can be no assurance that existing capital and anticipated cash flows from operations will be adequate to support its current and anticipated capital expenditures for the foreseeable future.

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

ITEM 4.   CONTROLS AND PROCEDURES

As more fully described in the Preface and the Explanatory Note to the Accompanying Financial Statements for the Nine Months Ended September 30, 2004 and 2003 of this Amendment to our Quarterly Report on Form 10-Q/A and in Notes 3 and 4 to the Consolidated Financial Statement on our Current Report on Form 8-K dated November 6, 2006 for the fiscal year ended December 31, 2004, we have restated our financial statements for the first, second and third fiscal quarters of 2003, the full 2003 fiscal year, and the first, second and third fiscal quarters of 2004.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our then current Chief Executive Officer and our then current Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  At the time of the initial filing of the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2004, based upon that evaluation, our then current Chief Executive Officer and our then current Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the periodic filings that we make with the Securities and Exchange Commission.  In light of the internal control deficiencies referenced in Management’s Report On Internal Control Over Financial Reporting, our now current Chief Executive Officer and our now current Chief Financial Officer believe that, as of the period covered by this report, our disclosure controls and procedures were not effective in alerting management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  However, our current Chief Executive Officer and our current Chief Financial Officer, believe that the remedial measures described Item 9 of our Current Report on Form 8-K dated November 6, 2006, for the year ended December 31, 2004, when implemented, will remediate and correct the internal control deficiencies described in Management’s Report On Internal Control Over Financial Reporting.

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
4.1

Waiver, dated November 12, 2004, to the Credit Agreement between the Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 0-17840) and incorporated by reference herein.)

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