Form 10-Q
period 2006-03-31
NEW HORIZONS WORLDWIDE INC
filed 2007-06-25
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number              0-17840

NEW HORIZONS WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2941704
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1900 S. State College Boulevard, Suite 650, Anaheim, CA  92806

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

Yes ☐     No ☒

Indicate by check mark whether the registrant is a large acclerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large acclerated filer  ☐     Large acclerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at March 31, 2006: 10,634,658.

NEW HORIZONS WORLDWIDE, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Information About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the Private Securities Reform Act of 1995, which involve risks and uncertainties.  Any statements about expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements.  These statements are often, but not always, preceded by words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar expressions.  The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company’s management as to the Company’s future operations and economic performance, taking into account the information currently available.  These statements are not statements of historical fact.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Readers should not place undue reliance on these forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  Forward-looking involve certain factors including risks and uncertainties, that may cause actual results to differ materially from those contained in any forward-looking statements.  These factors include but are not limited to other risks and uncertainties as discussed under the heading Item 1A “Risk Factors,”  contained within our Annual Report on Form 10-K for the year ended December 31, 2006 and other risks and uncertainties detailed from time to time in our pubic announcements and SEC filings.

ITEM 1.  FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$2,371	$3,798
Accounts receivable, net	13,762	13,828
Inventories, net	480	538
Prepaid expenses	3,930	3,953
Refundable income taxes	860	793
Other current assets	—	223
Total current assets	21,403	23,133

Property and equipment, net	2,748	3,366
Restricted cash	1,488	854
Goodwill	11,408	11,408
Other assets	599	492
Total assets	$37,646	$39,253

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,203	$4,303
Current portion of long-term debt	440	980
Deferred revenue	11,659	12,163
Other current liabilities	22,970	22,355
Total current liabilities	40,272	39,801

Deferred rent	2,228	2,464
Other long-term liabilities	76	271
Total liabilities	42,576	42,536

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible Preferred stock, $.01 stated value, 2,000,000 shares authorized, 1,638,398 shares issued and outstanding at March 31, 2006 and December 31, 2005. Liquidation preference of $3.95 per share	16	16
Common stock, $.01 par value, 20,000,000 shares authorized; 10,636,158 shares issued; 10,451,658 shares outstanding at March 31, 2006 and December 31, 2005	106	106
Additional paid-in capital	53,726	53,809
Accumulated deficit	(57,178)	(55,616)
Note from officer	(300)	(300)
Treasury stock at cost - 185,000 shares at March 31, 2006 and December 31, 2005	(1,298)	(1,298)
Total stockholders’ deficit	(4,928)	(3,283)
Total liabilities and stockholders’ deficit	$37,646	$39,253

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended March 31,
	2006	2005
Revenues
Franchising
Franchise fees	$55	$224
Royalties	3,606	3,562
Courseware sales and other	3,348	3,520
Total franchising revenues	7,009	7,306

Company-owned training centers	16,122	18,939
Total revenues	23,131	26,245

Cost of revenues	13,346	15,279
Selling, general and administrative expenses	11,758	13,141
Impairment of property and equipment	—	64

Operating loss	(1,973)	(2,239)

Other expense	—	(15)
Gain on sale of company-owned training centers	611	19
Interest expense	(42)	(65)
Interest income	25	55

Loss before income taxes	(1,379)	(2,245)

Provision for income taxes	185	180

Net loss	(1,564)	(2,425)
Dividends on preferred stock	(92)	(1,853)
Net loss attributable to common stockholders	$(1,656)	$(4,278)

Weighted average number of common shares outstanding - Basic	10,636	10,451

Weighted average number of common shares outstanding - Diluted	10,636	10,451

Basic loss per common share
Net loss per share attributable to common stockholders	$(0.16)	$(0.41)

Diluted loss per common share
Diluted loss per share attributable to common stockholders	$(0.16)	$(0.41)

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005

(Dollars in thousands)

(UNAUDITED)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,564)	$(2,425)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	543	959
Gain on sale of company-owned training centers	(611)	—
Impairment of property and equipment	—	64
Provision for bad debts	(57)	309
Stock-based compensation	11	—
Cash (used in) provided by the change in:
Restricted cash	(634)	—
Accounts receivable	(711)	(971)
Inventories	(49)	95
Prepaid expenses and other assets	(22)	(1,176)
Refundable income taxes	(67)	—
Accounts payable	1,070	1,117
Deferred revenue	263	(469)
Deferred rent	(237)	(30)
Other liabilities	1,171	(887)
Net cash used in operating activities	(894)	(3,414)

Cash flows from investing activities:
Additions to property and equipment	(156)	(113)
Proceeds from sale of company-owned training centers	163	75
Net cash (used in) provided by investing activities	7	(38)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock		5,440
Principal payments on debt obligations	(540)	—
Net cash (used in) provided by financing activities	(540)	5,440

Net (decrease) increase in cash and cash equivalents	(1,427)	1,988

Cash and cash equivalents at beginning of period	3,798	6,652

Cash and cash equivalents at end of period	$2,371	$8,640

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$21	$65
Income taxes	$13	$84

Noncash investing and financing activities:
Dividends on preferred stock	$92	$—

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2006 and 2005

(Dollars in thousands, except per share data)

(UNAUDITED)

1.             Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers.  The Company has two reporting units: company-owned training centers and franchising operations, both of which operate principally within the information technology (“IT”) training industry. The company-owned training centers reporting unit generates revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills and healthcare information management. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales and management concepts concerning computer training, the sale of courseware materials,  English language courses and e-learning products. The franchising operations unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.

2.             Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated operating results, and condensed consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.   Amounts related to disclosure of December 31, 2005 balances within these interim condensed consolidated financial statements were derived from the audited 2005 consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K dated February 20, 2007.

Certain 2005 items have been reclassified to conform to their 2006 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

Going Concern Basis of Presentation

The Company has experienced recurring losses and has an accumulated deficit and negative working capital.  The Company has incurred losses in 2005 and prior years and has an accumulated deficit of $57,178 as of March 31, 2006.  The Company’s unencumbered assets are limited as is its ability to meet some short term obligations.  During 2006 and 2007, the Company raised $6,725 through a secured loan agreement and the sale of several of its company-owned training centers which, in addition to cost cutting initiatives in 2006 and 2007, have allowed the Company to continue operating through the filing date of this report.  However, there can be no assurance that capital can be raised in the future or that cost cutting by itself can sustain the Company until such time as operating performance improves.  The need for additional liquidity will depend on future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.             Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method. Inventories consist primarily of courseware materials, books, and kits. At March 31, 2006 and 2005, the Company maintained an inventory valuation allowance of $197 and $229, respectively.

4.             Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. All Company options awards granted prior to the effective date of adoption are fully vested.  The adoption of SFAS 123R did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

During the three months ended March 31, 2006, the Company granted 390,000 stock options to employees and recognized approximately $13 of stock-based compensation expense which is included in the Company’s results of operations.  Total unrecognized compensation expense related to stock options granted is $53, which is expected to be recognized over the next 3 years.

The 2006 compensation expense was determined by calculating the fair value of each option grant using the Black-Scholes option-pricing model assuming a risk-free interest rate of 4.5%, volatility of 98%, and zero dividend yield.

Prior to January 1, 2006, the Company accounted for stock options consistent with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided the pro forma disclosures of net income (loss) and earnings per share as if the fair value based method had been applied.  Under the fair value based method, compensation cost is recorded based on the fair value of the award at the grant date and is recognized over the service period. No stock-based employee compensation expense related to stock options was reflected in net loss prior to January 1, 2006.

Had compensation expense been recognized in 2005, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005

Net loss, as reported	$(2,425)
Less: Stock and deemed dividend on Series A Preferred stock	(1,853)
Net loss attributable to common stockholders	(4,278)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(326)
Net loss, pro forma	$(4,604)

Basic loss per share attributable to common stockholders
As reported	$(0.41)
Pro forma	$(0.44)

Diluted loss per share attributable to common stockholders
As reported	$(0.41)
Pro forma	$(0.44)

The fair value of each option grant was calculated using the Black-Scholes-Merton option-pricing model assuming risk-free interest rates of 3.3%, volatility of 98%, and zero dividend yield.

5.             Business Segment Information

The Company’s business units have been segregated into two reportable segments, company-owned training centers and franchising.  The two segments are managed separately due to differences in their sources of revenues and services offered.  The company-owned training centers segment operates wholly-owned computer training centers in eleven metropolitan cities within the continental United States and generates revenue through the sale and delivery of personal computing applications, technical software training courses and business skills courses.  The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees.  The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

For the three months ended March 31, 2006:

		Company-
		owned
		training
	Franchising	centers	Consolidated
Revenue – domestic	5,660	16,122	21,782
Revenues – international	1,349	—	1,349
Depreciation and amortization	337	206	543
Gain (loss) on sale of company-owned assets	(487)	1,098	611
Interest expense	(22)	(20)	(42)
Interest income	25	—	25
Income tax provision	147	38	185
Net income (loss) attributable to common stockholders	(2,137)	451	(1,656)
Goodwill	11,408	—	11,408
Total assets	24,005	13,641	37,646

For the three months ended March 31, 2005:

		Company-
		owned
		training
	Franchising	centers	Consolidated
Revenues - domestic	5,909	18,939	24,848
Revenues - international	1,397	—	1,397
Depreciation and amortization	499	460	959
Gain (loss) on sale of assets	1,673	(1,654)	19
Interest expense	(65)	—	(65)
Interest income	55	—	55
Income tax provision	180	—	180
Net loss attributable to common stockholders	(740)	(3,538)	(4,278)
Goodwill	11,408	—	11,408
Total assets	36,683	15,330	52,013

6.             Loss Per Share

Earnings per share is computed in accordance with SFAS 128, “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The Company’s potentially dilutive common shares consist of those shares issued upon exercise of unexercised stock options and conversion of the Company’s Convertible Series A preferred stock.

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, Convertible Series A preferred stock and stock options with a conversion or exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. As of March 31, 2006 and 2005, Convertible Series A preferred stock and stock options that have not been included in the Diluted Loss Per Share computation because they would have produced an anti-dilutive effect totaled 2,826,489 and 2,580,187, respectively.

7.             Debt

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”).  The Wells Fargo Credit Agreement is secured by the Company’s cash and cash equivalents, accounts receivable, intangible assets, and investments, if any.  As of March 31, 2006, the outstanding balance of the term loan was $440 and the effective interest rate was 8%.

The Wells Fargo Credit Agreement requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and acquisitions.  As of March 31, 2006, the Company was not in compliance with all the covenants per the Wells Fargo Credit Agreement.  The Company received a letter from Wells Fargo Bank, National Association, in April 2006, waiving the bank’s default rights with respect to the breach during the quarter ended March 31, 2006.  On May 3, 2006, the Company paid in full all amounts owed under the Wells Fargo Credit Agreement.

8.             Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2006	2005
Accounts payable to franchisees	$4,024	$5,133
Salaries, wages and commissions payable	4,159	3,572
Royalties and fees payable to courseware partners	3,306	3,283
Deferred revenue	2,724	2,811
Accrued operating expenses and other	8,757	7,556
	$22,970	$22,355

9.             Change in Estimates

Revenue recognition rates utilized for certain training vouchers, club memberships, and technical certification programs are based on the results of student attendance analyses performed by the Company.  The Company’s student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data.  For training vouchers, club memberships, and technical certification programs for which the Company does not perform student attendance analysis, the Company recognizes revenue on a straight-line basis.  Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs.  Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied.

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the first quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $277.  Upon completion of the historical student attendance analyses in the first quarter of 2005, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $39.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

10.          Gain/Loss on Sale of Company-Owned Training Centers

During 2006, the Company sold and re-franchised its wholly owned company-owned training centers in San Antonio and Charlotte in asset sale agreements for $325 in cash and notes plus assumption of liabilities of $805. The unsecured notes receivable totalled $163, bear interest at a rate of 6% to 8% per annum and have maturity dates over the next 12 to 24 months. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the three months ended March 31, 2006. Due to signification continuing involvement between the Company and these refranchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $519.

The deferred gain on sale amount at the date of sale consisted of discount to buyers on royalty revenue over periods of 1 to 2 years and an estimate of the Company’s continuing obligation for future refunds (based on historical experience at each center sold). Subsequent to the sales, a portion of the deferred royalty revenue was earned and recognized, totalling $69 through March 31, 2006.

During 2005, the Company sold its wholly owned company-owned center in Sacramento in an asset sale agreement for $75 in cash.  As a result of this sale, the Company recorded a loss on the sale of $19 in March 2005.

11.          Legal Proceedings

On February 24, 2006, the Company reached a settlement in the amount of $850 with a plaintiff who was a former employee of the Company.  The settlement was paid in installments during 2006.  The Company’s insurance carrier contributed $192 to the settlement.  In connection with this case, the Company accrued a loss on legal settlement of $658, which is included within other current liabilities in the Company’s consolidated balance sheet as of December 31, 2005.

The Company also is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the three months ended March 31, 2006 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: company-owned training centers and franchising operations.  As of March 31, 2006, the company-owned training centers reporting unit operated eleven wholly-owned computer training centers within the continental United States and generated revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills and healthcare information management.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products.  The franchising operations reporting unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.  Both reporting units operate principally within the information technology (“IT”) training industry.

Critical Accounting Policies and Management’s Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  The following critical accounting policies include: (a) accounting estimates made by management that were highly uncertain at the time of estimation, and (b) accounting estimates in which there were a range of potential reasonable estimates the Company could have used in the current period and changes in these estimates are reasonably likely to occur from period to period.  On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors.  The Company’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances.  As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.  Changes in these estimates could potentially have a material impact on the Company’s financial position or results of operations.

Revenue Recognition

The Company earns revenue from the delivery of instructor-led and e-Learning training courses by its company-owned training centers and through its franchising operations.

The Company recognizes company-owned training center revenues for training vouchers, club memberships, and technical certification tracks of certain durations based on estimates of how the Company will deliver training to customers over the service period.  These estimates differ from the straight-line method.  Combined, these products comprise a material amount of the Company’s consolidated revenues.  Management has determined that historical student attendance pattern rates are the best estimate of how the Company will deliver training to customers in the future.

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

Due to the use of estimated delivery rates rather than actual delivery, revenue recognition for training vouchers, technical tracks and programs, and club arrangements based on estimated delivery rates could differ materially from that of actual course delivery.  Additionally, the Company’s estimates based on historical student attendance patterns may not accurately forecast future attendance patterns.  Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs.  Thus, a greater percentage of revenues are recognized in these time periods than if a straight-line method were applied.

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.

Upon completion of the historical student attendance analyses in the first quarter of 2006, the Company adjusted its revenue recognition rates and recorded an decrease in deferred revenue and a increase in revenue of $277.  Upon completion of the historical student attendance analyses in the first quarter of 2005, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $39.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred.  Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company’s e-Learning products.  Deferred costs are charged to earnings at the same rate that the associated product revenues are recorded to earnings.  At March 31, 2006 and 2005, the Company’s deferred costs totaled $2,387 and $3,038, respectively, and is reported in prepaid expenses in the accompanying Condensed Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts. The Company records an allowance for bad debts based on the age of individual invoices. For the company-owned training centers, the percentage applied reflects each center’s historical experience of bad debts and mix of business.  At March 31, 2006 and 2005, the Company’s allowance for doubtful accounts was $2,514 and $1,792.

Deferred Tax Asset

In preparing the consolidated financial statements, the Company is required to estimate its income taxes for federal and state purposes.  This process involves estimating the actual current taxes together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue or the allowance for doubtful accounts, for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.  The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance.  To the extent a valuation allowance is established or this allowance is increased in a period, an expense must be included within the tax provision in the consolidated statements of operations.

Accounting for Goodwill

The goodwill balance attributable to the Company’s franchising reporting unit is tested for impairment annually as of December 31of each year and on an interim basis in the event of an impairment indicator.  The Company utilizes an outside valuation consultant in determining the fair value of its reporting units.  The consultant utilizes both the income approach and the market approach in determining fair value.  The consultant’s fair value estimates using the income approach utilize the Company’s best estimates of future operating performance.  There were no impairment indicators at March 31, 2006.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $2,371 as of March 31, 2006 compared to $3,798 as of December 31, 2005.  The decrease is primarily due to (i) net operating losses sustained by the Company for the quarter ended March 31, 2006, (ii) capital expenditures, and (iii) principal payments on the Company’s credit facility with Wells Fargo Bank (“Wells Fargo”).

Cash used by operations was $894 for the quarter ended March 31, 2006, $2,520 less than the 2005 level primarily due to net operating losses partially offset by non-cash charges for depreciation, amortization, and changes in other assets and liabilities.  During the three months ended March 31, 2006 and 2005, the Company spent $156 and $113 on capital equipment.  The Company has no material commitments to purchase property and equipment in 2006. The Company made principal and interest payments on its credit facility with Wells Fargo of $561and $40 for the three months ended March 31, 2006 and 2005, respectively.

The Company maintains a credit facility with Wells Fargo, pursuant to the terms of a Credit Agreement (the “Credit Agreement”), dated February 27, 2003, by and between the Company and Wells Fargo.  The outstanding amount owed under the credit facility as of March 31, 2006 was $440.  On May 3, 2006, the Company paid in full the remaining principal amount on the term note due pursuant to the Credit Agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $1,488 in restricted cash comprised of $427 deposited with state agencies to guarantee performance in various states in respect to providing training to consumers and $1,061 deposited with landlords and banks to comply with contractual obligations.  In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.

There can be no assurance that existing capital and anticipated cash flows from operations will be adequate to support the Company’s current and anticipated capital and operating expenditures for the foreseeable future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 vs. March 31, 2005

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2006	2005
Revenues:
Franchising	—%	1%
Royalties	16%	14%
Courseware sales and other	14%	13%
Total franchising revenue	30%	28%

Company-owned training center revenues	70%	72%
Total revenue	100%	100%

Cost of revenue	58%	59%
Selling, general and administrative expenses	51%	50%
Impairment of fixed assets	—%	—%
Impairment of goodwill	—%	—%
Operating loss	(9)%	(9)%

Other income	—%	—%
Gain on sale of company-owned training centers	3%	—%
Interest expense	—%	—%
Interest income	—%	—%
Loss before income taxes	(6)%	(9)%
Provision for income taxes	1%	—%
Net loss	(7)%	(9)%

Balances of less than 1% of revenues are not disclosed in this table.

Revenues

Revenues totaled $23,131 for the three months ended March 31, 2006, a decrease of $3,114, or 12%, from $26,245 for the same period in 2005.  The decrease in revenue is the result of a decrease in company-owned training center revenue of $2,817 and a decrease in franchising revenues of $297.

Company-Owned Training Centers

Company-owned training centers earned revenue of $16,122 for the three months ended March 31, 2006, a decrease of $2,817, or 15%, from $18,939 for the same period in 2005.  The decrease is primarily due to the sale of company-owned training centers in San Antonio and Charlotte during the first quarter, decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training.  Management expects to continue the sale of company-owned training centers to enable a refocus of its resources on franchising operations.  Consumer sales accounted for approximately 20% and 21% of company-owned training center sales for the three months ended March 31, 2006 and 2005, respectively, and corporate sales accounted for approximately 80% and 79% of company-owned training center sales for the three months ended 2006 and 2005, respectively.

Franchising Operations

Franchising revenues totaled $7,009 for the three months ended March 31, 2006, a decrease of $297, or 4%, from $7,306 for the same period in 2005.  The decrease in franchising revenues resulted primarily from a decline in courseware sales and franchise fees partially offset by a marginal increase in royalties.

Franchise fees totaled $55 for the three months ended March 31, 2006, a decrease of $169, or 75%, from $224 for the same period in 2005.  The decrease is due to decreased franchise sales in domestic and international markets.

Franchise royalties totaled $3,606 for the three months ended March 31, 2006, an increase of $44, or 1%, from $3,562 for the same period in 2005.  The increase is due to an increase in North American royalties partially offset by a decline in international royalties.

Courseware sales and other revenues totaled $3,348 for the three months ended March 31, 2006, a decrease of $172, or 5%, from $3,520 for the same period in 2005.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products , enterprise learning fees and other revenues and fees.  The decrease is primarily due to a decrease in eLearning revenues attributable to pricing pressure resulting from the commoditization of self-paced asynchronous products.

System-wide Revenues

System-wide revenues, totaled $88,840 for the three months ended March 31, 2006, a decrease of $3,920, or 4%, from $92,760 in 2005.  The decrease in system-wide revenues is due to a decrease in both North American and international system-wide revenues.  System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $13,346, or 58% of revenue for the three months ended March 31, 2006, a decrease of $1,933, or 13% from $15,279, or 58%, of revenue for the same period in 2005.  The decrease is primarily due to the sale of two company-owned training centers during the quarter and lower training activity at the company-owned training centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $11,758, or 51% of revenue for the three months ended March 31, 2006, a decrease of $1,383, or 11% from $13,141, or 50% of revenue for the same period in 2005.  The decrease is primarily due to the sale of two company-owned training centers during the quarter and lower commissions due to lower sales volumes.

Impairment of Fixed Assets

The 2005 non-cash impairment charge is the result of operating and cash flow losses at two company-owned training centers and a resulting decrease in the estimated fair value of each company-owned training center.  The estimated fair value of each company-owned training center was determined based on the greater of the estimated discounted cash flows of the company-owned training center or recent sales of comparable locations within the Company’s franchise network.  Impairment testing was performed during 2006 and no impairment charge was considered necessary at the franchising or company-owned training centers segments.

Gain/Loss on Sale of Company Owned Training Centers

Gain/loss on sale of company-owned training centeres totaled $611 for the three months ended March 31, 2006, an increase from $19 for the same period in 2005.  The increase is attributable to recognized gains from the sales of the San Antonio and Charlotte company-owned training centers during the quarter.

Interest Expense

Interest expense totaled $42 for the three months ended March 31, 2006, a decrease of $23, or 35% from $65 in the comparable period in 2005.  The decrease is primarily due to a lower average debt balances maintained during the period.

Interest Income

Interest income totaled $25 for the three months ended March 31, 2006, a decrease of $30, or 55% from $55 in the comparable period in 2005.  The decrease is primarily the result of lower average cash balances during the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005.

Income Tax Expense

Provision for income tax expense totaled $185 for the three months ended March 31, 2006, an increase of $5 from $180 for the same period in 2005.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates.  A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments are included in the notes to the Company’s consolidated financial statements.  The Company monitors the risks associated with interest rates and financial instrument positions and does not believe these risks will result in a material adverse affect on the Company’s financial position or results of its operations.

As of March 31, 2006, the Company does not consider there to be any significant interest rate risk related to its debt agreement with Wells Fargo Bank.  See additional discussion in Note 7 “Debt” to the Company’s consolidated financial statements.

The Company’s risk exposure to fluctuations in foreign currency exchange rates is not material.

ITEM 4.       CONTROLS AND PROCEDURES

Our current Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the three months ended March 31, 2006.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These controls were not effective as of March 31, 2006.

We have not filed our periodic reports timely since the third quarter of 2004, primarily due to turnover in key finance roles and other internal control matters, as reported in a Current Report on Form 8-K, dated November 6, 2006, which contains our 2004 consolidated financial statements and management’s assessment of internal control over financial reporting. The Company expects to be current with all required SEC filings during the third quarter of 2007.

Internal Control Over Financial Reporting

Since December 31, 2005, we have taken the following remedial actions designed to improve our internal control over financial reporting and remediate material weaknesses identified in our Current Report on Form 8-K dated November 6, 2006:

•      We have hired or contracted additional qualified financial reporting and accounting personnel including an executive vice president of finance and administration and a chief financial officer, both of whom are certified public accountants.

•      Accounting policies and procedures have been revised, documented and implemented to address weaknesses identified during our initial testing phase in 2005.

•      We have instituted a formal program of remediation to correct all material weaknesses and significant deficiencies under the direction of a newly hired Director of Internal Audit and with the full support of our current Chief Executive Officer and Chief Financial Officer.

•      We have put in place a series of manual controls specifically designed to compensate for known or suspected weaknesses in our internal control environment. As a result, our auditors have been able to complete audits of our financial statements for 2004 and 2005.

We believe that through the addition of the above-listed remedial actions, including the hiring of qualified personnel and the addition of manual compensating controls, we have improved our current control over financial reporting. On-going remediation will continue to strengthen the internal control environment of the Company.

Limitations on the Effectiveness of Internal Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will necessarily prevent or detect all fraud and material, if any. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of unintended errors or mistakes.

Additionally, controls can be intentionally circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II.       OTHER INFORMATION

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, all of which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.1**	President and Chief Executive Officer Compensation (filed with the Registrants’s Current Report on Form 8-K filed on January 20, 2006 and incorporated by reference herein).

10.2**	Agreement, dated February 2, 2006 by and between the Registrant and Thomas J. Bresnan (filed with the Registrant’s Current Report on Form 8-K February 8, 2006 and incorporated by reference herein).

10.3**	Offer letter, dated February 6, 2006 from the Registrant to Charles M. Caporale (filed with the Registrant’s Current Report on Form 8-K on February 8, 2006 and incorporated by reference Herein).

10.4*

Asset Purchase Agreement, dated September 15, 2005, by and between NHCLC of San Antonio, Inc., a Delaware corporation, and South Texas Horizons, L.P., a Texas limited partnership, Derek Wright, an individual, Scott Hardin, an individual, Robert Dupree, an individual and South Texas Horizons GP, L.L.C., a Texas limited liability company.

10.5*

Asset Purchase Agreement, dated March 10, 2006, by and between New Horizons Computer Learning Center of Charlotte, Inc., a Delaware corporation, and Sukothai, Inc., a North Carolina corporation, and Kimberly Pongpat, an individual.

31.1	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1	Section 1350 Certification of the Company’s Chief Executive Officer

32.2	Section 1350 Certification of the Company’s Chief Financial Officer

**	Mangement contract or compensatory plan or arrangement.

*	Information redacted pursuant to SEC rules and regulations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HORIZONS WORLDWIDE, INC.

Date:	June 25, 2007	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer

Date:	June 25, 2007	By:	/s/ Charles M. Caporale
Charles M. Caporale
Senior Vice President and Chief Financial Officer