Form 10-Q
period 2006-06-30
NEW HORIZONS WORLDWIDE INC
filed 2007-06-25
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding at June 30, 2006: 10,636,658.

NEW HORIZONS WORLDWIDE, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Information About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the Private Securities Reform Act of 1995, which involve risks and uncertainties.  Any statements about expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements.  These statements are often, but not always, preceded by words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar expressions.  The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company’s management as to the Company’s future operations and economic performance, taking into account the information currently available.  These statements are not statements of historical fact.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Readers should not place undue reliance on these forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  Forward-looking involve certain factors including risks and uncertainties, that may cause actual results to differ materially from those contained in any forward-looking statements.  These factors include but are not limited to other risks and uncertainties as discussed under the heading Item 1A “Risk Factors, “ contained within our Annual Report on Form 10-K for the year ended December 31, 2006 and other risks and uncertainties detailed from time to time in our pubic announcements and SEC filings.

ITEM 1.  FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$1,217	$3,798
Accounts receivable, net	11,730	13,828
Inventories, net	279	538
Prepaid expenses	3,165	3,953
Refundable income taxes	932	793
Other current assets	232	223
Total current assets	17,555	23,133

Property and equipment, net	2,000	3,366
Restricted cash	1,612	854
Goodwill	11,408	11,408
Other assets	722	492
Total assets	$33,297	$39,253

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,493	$4,303
Current portion of long-term debt	—	980
Deferred revenue	8,644	12,163
Other current liabilities	18,974	22,355
Total current liabilities	33,111	39,801

Deferred rent	2,096	2,464
Other long-term liabilities	41	271
Total liabilities	35,248	42,536

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible Preferred stock, $.01 stated value, 2,000,000 shares authorized, 1,638,398 shares issued and outstanding at June 30, 2006 and December 31, 2005. Liquidation preference of $3.95 per share	16	16
Common stock, $.01 par value, 20,000,000 shares authorized; 10,636,158 shares issued; 10,451,658 shares outstanding at June 30, 2006 and December 31, 2005	106	106
Additional paid-in capital	53,647	53,809
Accumulated deficit	(54,422)	(55,616)
Note from officer	—	(300)
Treasury stock at cost - 185,000 shares at June 30, 2006 and December 31, 2005	(1,298)	(1,298)
Total stockholders’ deficit	(1,951)	(3,283)
Total liabilities and stockholders’ deficit	$33,297	$39,253

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Franchising
Franchise fees	$323	$119	$378	$343
Royalties	4,545	4,476	8,152	8,038
Courseware sales and other	3,850	4,172	7,198	7,692
Total franchising revenues	8,718	8,767	15,728	16,073

Company-owned training centers	14,155	18,957	30,276	37,896
Total revenues	22,873	27,724	46,004	53,969

Cost of revenues	12,117	14,789	25,464	30,068
Selling, general and administrative expenses	9,399	13,339	21,157	26,480
Impairment of property and equipment	—	2,287	—	2,351

Operating income (loss)	1,357	(2,691)	(617)	(4,930)

Other income (loss)	5	(10)	5	(25)
Gain (loss) on sale of company-owned training centers	1,725	(228)	2,337	(209)
Interest expense	(39)	(70)	(81)	(135)
Interest income	30	159	55	214

Income (loss) before income taxes	3,078	(2,840)	1,699	(5,085)
Provision for income taxes	321	328	507	508

Net income (loss)	2,757	(3,168)	1,192	(5,593)
Dividends on preferred stock	(92)	(91)	(184)	(1,944)
Net income (loss) attributable to common stockholders	$2,665	$(3,259)	$1,007	$(7,537)

Weighted average number of common shares outstanding – Basic	10,636	10,451	10,636	10,451

Weighted average number of common shares outstanding – Diluted	10,636	10,451	10,636	10,451

Basic earning (loss) per common share
Earnings (loss) per share attributable to common stockholders	$0.25	$(0.31)	$0.10	$(0.72)

Diluted earnings (loss) per common share
Earnings (loss) per share attributable to common stockholders	$0.25	$(0.31)	$0.10	$(0.72)

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net Income (loss)	$1,192	$(5,593)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	987	1,796
Gain on sale of company-owned training centers	(2,337)	—
Impairment of fixed assets	—	2,351
Provision for bad debts	436	867
Stock-based compensation	24	—
Cash (used in) provided by the change in:
Restricted cash	(758)	—
Accounts receivable	(1,699)	(4,138)
Inventories	(62)	174
Prepaid expenses and other assets	209	(775)
Refundable income taxes	(139)	—
Accounts payable	1,490	3,041
Deferred revenue	(584)	(622)
Other liabilities	(1,087)	(2,920)
Deferred rent	(368)	(96)
Net cash used in operating activities	(2,696)	(5,915)

Cash flows from investing activities:
Additions to property and equipment	(293)	(238)
Proceeds from sale of training centers	1,388	75
Proceeds from cash surrender value of life insurane	—	93
Net cash (used in) provided by investing activities	1,095	(70)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	5,440
Cash dividends on preferred stock	—	(3)
Principal payments on debt obligations	(980)	—
Net cash (used in) provided by financing activities	(980)	5,437

Net decrease in cash and cash equivalents	(2,581)	(548)

Cash and cash equivalents at beginning of period	3,798	6,652

Cash and cash equivalents at end of period	$1,217	$6,104

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$27	$133
Income taxes	$74	$106

Noncash investing and financing activities:
Dividends on Preferred Stock	$184	$1,944

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands, except per share data)

(UNAUDITED)

1.             Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers. The Company has two reporting units: company-owned training centers and franchising operations both of which operate principally within the information technology (“IT”) training industry. The company-owned training centers reporting unit generates revenue through the sale and delivery of personal computing (“PC”) applications, technical software training course, business skills and healthcare information management. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales and management concepts concerning computer training, the sale of courseware materials, English Language courses and e-learning products. The franchising operations reporting unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.

2.             Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated operating results, and condensed consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  Amounts related to disclosure of December 31, 2005 balances within these interim condensed consolidated financial statements were derived from the audited 2005 consolidated financial statements and notes thereto included in our Current Report on Form 8-K dated February 20, 2007.

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

Going Concern Basis of Presentation

The Company has experienced recurring losses and has an accumulated deficit and negative working capital.  The Company has incurred losses in 2005 and prior years and has an accumulated deficit of $54,422 as of June 30, 2006.  The Company’s unencumbered assets are limited as is its ability to meet some short term obligations.  During 2006 and 2007, the Company raised $6,725 through a secured loan agreement and the sale of several of its company-owned training centers which, in addition to cost cutting initiatives in 2006 and 2007, have allowed the Company to continue operating through the filing date of this report.  However, there can be no assurance that capital can be raised in the future or that cost cutting by itself can sustain the Company until such time as operating performance improves.  The need for additional liquidity will depend on future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.             Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method. Inventories consist primarily of courseware materials, books, and kits. At June 30, 2006 and 2005, the Company maintained an inventory valuation allowance of $148 and $242, respectively.

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

During the six months ended June 30, 2006, the Company granted 390,000 stock options to employees and recognized approximately $30 of stock-based compensation expense which is included in the Company’s results of operations.  Total unrecognized compensation expense related to stock options granted is $36, which is expected to be recognized over the next 2.5 years.

The 2006 compensation expense was determined by calculating the fair value of each option grant using the Black-Scholes-Merton option-pricing model assuming a risk-free interest rate of 4.9%, volatility of 99%, and zero dividend yield.

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

Had compensation expense been recognized in 2005, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

Six Months Ended
June 30, 2005

Net loss, as reported	$(5,593)
Less: Stock and deemed dividend on Series A preferred stock	(1,944)
Net loss attributable to common stockholders	(7,537)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(326)
Net loss, pro forma	$(7,863)

Basic loss per common share attributable to common stockholders
As reported	$(0.72)
Pro forma	$(0.75)

Diluted loss per common share attributable to common stockholders
As reported	$(0.72)
Pro forma	$(0.75)

The fair value of each option grant was calculated using the Black-Scholes-Merton option-pricing model assuming risk-free interest rates of 3.3%, volatility of 98%, and zero dividend yield.

5.             Business Segment Information

The Company’s business units have been segregated into two reportable segments, company-owned training centers and franchising.  The two segments are managed separately due to differences in their sources of revenues and services offered.  The company-owned training centers segment operates wholly-owned computer training centers in seven metropolitan cities within the continental United States and generates revenue through the sale and delivery of personal computing applications, technical software training courses and business skills courses.  The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees.  The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

For the three months ended June 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	7,013	14,155	21,168
Revenues – international	1,705	—	1,705
Depreciation and amortization	320	123	443
Gain (loss) on sale of company-owned training centers	(506)	2,231	1,725
Interest expense	(7)	(32)	(39)
Interest income	30	—	30
Income tax provision	270	51	321
Net income attributable to common stockholders	1,978	687	2,665
Goodwill	11,408	—	11,408
Total assets	22,499	10,798	33,297

For the three months ended June 30, 2005:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$6,984	$18,957	$25,941
Revenues – international	1,783	—	1,783
Depreciation and amortization	429	408	837
Loss on sale of company-owned training centers	(185)	(43)	(228)
Interest expense	(68)	(2)	(70)
Interest income	159	—	159
Income tax provision	328	—	328
Net income (loss) attributable to common stockholders	271	(3,530)	(3,259)
Goodwill	11,408	—	11,408
Total assets	33,997	14,519	48,516

For the six months ended June 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$12,673	$30,276	$42,949
Revenues – international	3,055	—	3,055
Depreciation and amortization	658	328	986
Gain (loss) on sale of company-owned training centers	(993)	3,330	2,337
Interest expense	(29)	(52)	(81)
Interest income	55	—	55
Income tax provision	418	89	507
Net income (loss) attributable to common stockholders	(130)	1,137	1,007
Goodwill	11,408	—	11,408
Total assets	22,499	10,798	33,297

For the six months ended June 30, 2005:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$12,893	$37,896	$50,789
Revenues – international	3,180	—	3,180
Depreciation and amortization	928	868	1,796
Gain (loss) on sale of company-owned training centers	1,488	(1,697)	(209)
Interest expense	(133)	(2)	(135)
Interest income	214	—	214
Income tax provision	508	—	508
Net (loss) attributable to common stockholders	(468)	(7,069)	(7,537)
Goodwill	11,408	—	11,408
Total assets	33,997	14,519	48,516

6.             Earnings (Loss) Per Share

Earnings per share is computed in accordance with SFAS 128, “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The Company’s potentially dilutive common shares consist of those shares issued upon exercise of unexercised stock options and conversion of the Company’s Convertible preferred stock.

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, Convertible preferred stock and stock options with a conversion or exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. As of June 30, 2006 and 2005, Convertible preferred stock and stock options that have not been included in the Diluted Earnings/(Loss) Per Share computation because they would have produced an anti-dilutive effect totaled 2,938,989 and 2,727,939, respectively.

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

8.             Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2006	2005
Accounts payable to franchisees	$4,495	$5,133
Salaries, wages and commissions payable	3,035	3,572
Royalties and fees payable to courseware partners	1,598	3,283
Deferred revenue	1,950	2,811
Accrued operating expenses and other	7,896	7,556
	$18,974	$22,355

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the second quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $481.  Upon completion of the historical student attendance analyses in the second quarter of 2005, the

Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $69.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

10.          Gain/Loss on Sale of Training Centers

During 2006, the Company sold and re-franchised its wholly owned company-owned training centers in San Antonio, Charlotte, Memphis, Nashville, Atlanta and Hartford in asset sale agreements for $1,550 in cash and notes plus assumption of liabilities of $2,297.  The unsecured notes receivable totaled $163 at interest rates of 6% to 8% per annum and have maturity dates over the next 12 to 24 months.  The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at anytime during the six months ended June 30, 2006.  Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $1,173.

The deferred gain on sale amount at the date of sale consisted of discount to buyers on royalty revenue over periods of 1 to 2 years and an estimate of the Company’s continuing obligation for future refunds based on historical experience at each center sold.  Subsequent to the sales, a portion of the deferred royalty revenue was earned and recognized, totaling $140 through June 30, 2006.

During 2005, the Company sold its wholly owned company-owned center in Sacramento in an asset sale for $75 in cash.  As a result of this sale, the Company recorded a loss on the sale of $209 as of June 2005.

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the six months ended June 30, 2006 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: company-owned training centers and franchising operations.  As of June 30, 2006, the company-owned training centers reporting unit operated seven wholly-owned computer training centers within the continental United States and generates revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills and healthcare information management.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products.  The franchising operations reporting unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.  Both reporting units operate principally within the information technology (“IT”) training industry.

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

Upon completion of the historical student attendance analyses in the second quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $481.  Upon completion of the historical student attendance analyses in the second quarter of 2005, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $69.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred.  Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company’s e-Learning products.  Deferred costs are charged to earnings at the same rate that the associated product revenues are recorded to earnings.  At June 30, 2006 and 2005, the Company’s deferred costs totaled $2,056 and $4,004, repectively, and is reported in prepaid expenses in the accompanying Condensed Consolidated Balance Sheet.

Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts. The Company records an allowance for bad debts based on the age of individual invoices. For the company-owned training centers, the percentage applied reflects each center’s historical experience of bad debts and mix of business. At June 30, 2006 and 2005, the Company’s allowance for doubtful accounts was $2,477 and $2,056.

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

Accounting for Goodwill

The goodwill balance attributable to the Company’s franchising reporting unit is tested for impairment annually as of December 31 of each year and on an interim basis in the event of an impairment indicator.  The Company utilizes an outside valuation consultant in determining the fair value of its reporting units.  The consultant utilizes both the income approach and the market approach in determining fair value.  The consultant’s fair value estimates using the income approach utilize the Company’s best estimates of future operating performance.  There were no impairment indicators at June 30, 2006.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $1,217 as of June 30, 2006 compared to $3,798 as of December 31, 2005.  The decrease is primarily due to (i) operating income being offset by a non-cash gain on sale of training centers and other changes in assets and liabilities, (ii) capital expenditures, and (iii) principal payments on the Company’s credit facility with Wells Fargo Bank (“Wells Fargo”).

Cash used by operations was $2,696 for the six month ended June 30, 2006, $3,219 less than the 2005 level primarily due to an improvement in operating results.  During the six months ended June 30, 2006 and 2005, the Company spent $293 and $238 on capital equipment.  The Company has no material commitments to purchase property and equipment in 2006. The Company made principal and interest payments on its credit facility with Wells Fargo of $1,080 and $62 for the six months ended June 30, 2006 and 2005, respectively.

The Company maintains a credit facility with Wells Fargo, pursuant to the terms of a Credit Agreement (the “Credit Agreement”), dated February 27, 2003, by and between the Company and Wells Fargo.  On May 3, 2006, the Company paid in full the remaining principal amount plus interest on the term note due pursuant to the Credit Agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $1,612 in restricted cash comprised of $427 deposited with state agencies to guarantee performance in various states in respect to providing training to consumers and $1,185 deposited with landlords and banks to comply with contractual obligations.  In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.

There can be no assurance that existing capital and anticipated cash flows from operations will be adequate to support the Company’s current and anticipated capital and operating expenditures for the foreseeable future.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 vs. June 30, 2005

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2006	2005
Revenues:
Franchising	1%	—%
Royalties	20%	16%
Courseware sales and other	17%	15%
Total franchising revenue	38%	31%

Company-owned training center revenues	62%	69%
Total revenue	100%	100%

Cost of revenue	53%	53%
Selling, general and administrative expenses	41%	48%
Impairment of fixed assets	—%	8%
Operating income (loss)	6%	(9)%

Other income	—%	—%
Gain (loss) on sale of company-owned training centers	7%	(1)%
Interest expense	—%	—%
Interest income	—%	—%
Income (loss) before income taxes	13%	(10)%
Provision for income taxes	1%	1%
Net income (loss)	12%	(11)%

Balances of less than 1% of revenues are not disclosed in this table..

Revenues

Revenues totaled $22,873 for the three months ended June 30, 2006, a decrease of $4,851, or 17%, from $27,724 for the same period in 2005.  The decrease in revenue is the result of a decrease in company-owned training center revenue of $4,802 and a decrease in franchising revenues of $49.

Company-Owned Training Centers

Company-owned training centers earned revenue of $14,155 for the three months ended June 30, 2006, a decrease of $4,802, or 25%, from $18,957 for the same period in 2005.  The decrease is primarily due to the sale of company-owned training centers in San Antonio, Charlotte, Hartford, Atlanta, Memphis and Nashville as of June 30, 2006, decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training.  Management expects to continue the sale of company-owned training centers to enable a refocus of its resources on franchising operations.  Consumer sales accounted for approximately 17% and 21% of company-owned training centers sales for the three months ended June 30, 2006 and 2005, respectively, and corporate sales accounted for approximately 83% and 79% of company-owned training centers sales for the three months ended June 30, 2006 and 2005, respectively.

Franchising Operations

Franchising revenues totaled $8,718 for the three months ended June 30, 2006, a decrease of $49, or 1%, from $8,767 for the same period in 2005.  The decrease in franchising revenues resulted primarily from a decline in courseware sales partially offset by an increase in franchise fees and royalties.

Franchise fees totaled $323 for the three months ended June 30, 2006, a increase of $204, or 171%, from $119 for the same period in 2005.  The increase is primarily due to decreased franchise sales in international markets offset by fees from refranchising company-owned training centers.

Franchise royalties totaled $4,545 for the three months ended June 30, 2006, an increase of $69, or 2%, from $4,476 for the same period in 2005.  The increase is primarily the result of recognizing a portion of deferred revenue on the company-owned training centers that were refranchised, offset by marginal decreases in North American and international royalties.

Courseware sales and other revenues totaled $3,850 for the three months ended June 30, 2006, a decrease of $322, or 8%, from $4,172 for the same period in 2005.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to the winding down of the Company’s main licensed software training courseware contract, pricing pressure resulting from the commoditization of self-paced asynchronous e-Learning products, partially offset by an increase in enterprise learning fees.

System-wide Revenues

System-wide revenues, totaled $96,114 for the three months ended June 30, 2006, a increase of $492, or 1%, from $95,622 in 2005.  The increase in system-wide revenues is due to an increase in international system-wide revenues.  North American system-wide revenues were essentially unchanged from the year earlier period. System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $12,117, or 53% of revenue for the three months ended June 30, 2006, a decrease of $2,672, or 18% from $14,789, or 53%, of revenue for the same period in 2005.  The decrease is primarily due to sale of six company-owned training centers through June 30, 2006 and lower training activity at the company-owned training centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $9,399, or 41% of revenue for the three months ended June 30, 2006, a decrease of $3,940, or 30% from $13,339, or 48% of revenue for the same period in 2005.  The decrease is primarily due to the sale of six company-owned training centers through June 30, 2006 and lower commissions due to lower sales volumes.

Impairment of Fixed Assets

The 2005 non-cash impairment charge is the result of operating and cash flow losses at several company-owned training centers and a resulting decrease in the estimated fair value of each company-owned training center.  The estimated fair value of each company-owned training centers was determined based on the greater of the estimated discounted cash flows of the company-owned training centers or recent sales of comparable training centers within the Company’s franchise network.  Impairment testing was performed during 2006 and no impairment charge was considered necessary at the franchising or company-owned training centers segments.

Gain/Loss on Sale of Training Centers

Gain on sale of training centers totaled $1,725 for the three months ended June 30, 2006, an increase from a $228 loss for the same period in 2005.  The increase is attributable to recognized gains from the sales of the San Antonio, Charlotte, Hartford, Atlanta, Nashville and  Memphis company-owned training centers through June 30, 2006.

Interest Expense

Interest expense totaled $39 for the three months ended June 30, 2006, an decrease of $31, or 44% from $70 in the comparable period in 2005.  The decrease is primarily due to a lower average debt balances maintained during the period.

Interest Income

Interest income totaled $30 for the three months ended June 30, 2006, a decrease of $129, or 81% from $159 in the comparable period in 2005.  The decrease is primarily the result of lower average cash balances during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Income Tax Expense

Provision for income tax expense totaled $321 for the three months ended June 30, 2006, an decrease of $7 from $328 for the same period in 2005.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

Six Months Ended June 30, 2006 vs. June 30, 2005

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2006	2005
Revenues:
Franchising	1%	1%
Royalties	18%	15%
Courseware sales and other	15%	14%
Total franchising revenue	34%	30%

Company-owned training center revenues	66%	70%
Total revenue	100%	100%

Cost of revenue	55%	56%
Selling, general and administrative expenses	46%	49%
Impairment of fixed assets	—%	4%
Operating loss	(1)%	(9)%

Other income	—%	—%
Gain on sale of company-owned training centers	5%	—%
Interest expense	—%	—%
Interest income	—%	—%
Income (loss) before income taxes	4%	(9)%
Provision for income taxes	1%	1%
Net loss	3%	(10)%

Balances of less than 1% of revenues are not disclosed in this table.

Revenues

Revenues totaled $46,004 for the six months ended June 30, 2006, a decrease of $7,965, or 15%, from $53,969 for the same period in 2005.  The decrease in revenue is the result of a decrease in company-owned training center revenue of $7,620 and a decrease in franchising revenues of $345.

Company-Owned Training Centers

Company-owned training centers earned revenue of $30,276 for the six months ended June 30, 2006, a decrease of $7,620, or 20%, from $37,896 for the same period in 2005.  The decrease is primarily due to the sale of company-owned training centers in San Antonio, Charlotte, Hartford, Atlanta, Memphis and Nashville as of June 30, 2006, decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training.  The Company has decided to reduce significantly the number of company-owned training centers and to refocus its resources and managerial energies on franchising operations.  Consumer sales accounted for approximately 19% and 21% of company-owned training center sales for the six months ended June 30, 2006 and 2005, respectively, and corporate sales accounted for approximately 81% and 79% of company-owned training center sales for the six months ended June 30, 2006 and 2005, respectively.

Franchising Operations

Franchising revenues totaled $15,728 for the six months ended June 30, 2006, a decrease of $345, or 2%, from $16,073 for the same period in 2005.  The decrease in franchising revenues resulted primarily from a decline in courseware sales partially offset by an increase in royalties and franchise fees.

Franchise fees totaled $378 for the six months ended June 30, 2006, a increase of $35, or 10%, from $343 for the same period in 2005.  The increase is primarily due to decreased franchise sales in international markets offset by fees from refranchising company-owned training centers.

Franchise royalties totaled $8,152 for the six months ended June 30, 2006, an increase of $114, or 1%, from $8,038 for the same period in 2005.  The increase is primarily the result of recognizing a portion of deferred revenue on the company-owned training centers that were refranchised, a decrease in international royalties offset by an increase in North American revenues.

Courseware sales and other revenues totaled $7,198 for the six months ended June 30, 2006, a decrease of $494, or 6%, from $7,692 for the same period in 2005.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to the winding down of the Company’s main licensed software training courseware contract, pricing pressure resulting from the commoditization of self-paced asynchronous e-Learning products, partially offset by growth in enterprise learning fees.

System-wide Revenues

System-wide revenues, totaled $184,954 for the six months ended June 30, 2006, a decrease of $3,427, or 2%, from $188,381 in 2005.  System-wide revenues declined in North America and international.  System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $25,464, or 55% of revenue for the six months ended June 30, 2006, a decrease of $4,604, or 15% from $30,068, or 56%, of revenue for the same period in 2005.  The decrease is primarily due to the sale of six company-owned training centers through June 30, 2006 and lower training activity at the company-owned training centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $21,157, or 46% of revenue for the six months ended June 30, 2006, a decrease of $5,323, or 20% from $26,480, or 49% of revenue for the same period in 2005.  The decrease is primarily due to the sale of six company-owned training centers through June 30, 2006 and lower commissions due to lower sales volumes.

Impairment of Fixed Assets

The 2005 non-cash impairment charge is the result of operating and cash flow losses at several company-owned training centers and a resulting decrease in the estimated fair value of each company-owned training center.  The estimated fair value of each company-owned training center was determined based on the greater of the estimated discounted cash flows of the company-owned training center or recent sales of comparable training centers within the Company’s franchise network.  Impairment testing was performed during 2006 and no impairment charge was considered necessary at the franchising or company-owned training centers segments.

Gain/Loss on Sale of Training Centers

Gain on sale of training centers totaled $2,337 for the six months ended June 30, 2006, an increase from a $209 loss for the same period in 2005.  The increase is attributable to recognized gains from the sales of the San Antonio, Charlotte, Hartford, Atlanta, Nashville and Memphis company-owned training centers through June 30, 2006.

Interest Expense

Interest expense totaled $81 for the six months ended June 30, 2006, a decrease of $54, or 40% from $135 in the comparable period in 2005.  The decrease is primarily due to a lower average debt balances maintained during the period.

Interest Income

Interest income totaled $55 for the six months ended June 30, 2006, a decrease of $159, or 74% from $214 in the comparable period in 2005.  The decrease is primarily the result of lower average cash balances during the six months ended September 30, 2006 compared to the six months ended September 30, 2005.

Income Tax Expense

Provision for income tax expense totaled $507 for the six months ended June 30, 2006, a decrease of $1 from $508 for the same period in 2005.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our current Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the six months ended June 30, 2006.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These controls were not effective as of June 30, 2006.

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

Limitations on the Effectiveness of Internal Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will necessarily prevent on detect all fraud and material errors, if any. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of unintended errors or mistakes.

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
10.1*

Asset Purchase Agreement, dated April 28, 2006, by and among New Horizons Computer Learning Center of Memphis, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; Integrated Learning Solutions Memphis, LLC, a Tennessee limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.

10.2*

Asset Purchase Agreement, dated April 28, 2006, by and among: New Horizons Computer Learning Center of Nashville, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; GBWH Nashville, LLC, a Tennessee limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.

10.3*

Asset Purchase Agreement, dated April 28, 2006, by and among: New Horizons Computer Learning Center of Atlanta, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; GBWH Atlanta, LLC, a Georgia limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.

10.4*

Asset Purchase Agreement, dated March 17, 2006, by and among; and between New Horizons Computer Learning Center of Hartford, Inc., a Delaware corporation, and NHCLC-Hartford, L.L.C., a Delaware limited liability company.

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