Form 10-Q
period 2006-09-30
NEW HORIZONS WORLDWIDE INC
filed 2007-06-25
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding at September 30, 2006: 10,745,353

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

ITEM 1.          FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$2,842	$3,798
Accounts receivable, net	9,925	13,828
Inventories, net	275	538
Prepaid expenses	2,022	3,953
Refundable income taxes	506	793
Other current assets	266	223
Total current assets	15,836	23,133

Property and equipment, net	1,649	3,366
Restricted cash	1,491	854
Goodwill	11,408	11,408
Other assets	1,185	492
Total assets	$31,569	$39,253

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,927	$4,303
Current portion of long-term debt	—	980
Deferred revenue	6,111	12,163
Other current liabilities	18,308	22,355
Total current liabilities	28,346	39,801

Long term debt	4,000	—
Deferred rent	2,012	2,464
Other long-term liabilities	37	271
Total liabilities	34,395	42,536

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible Preferred stock, $.01 stated value, 200,000 authorized, 174,693 issued and outstanding at September 30, 2006. No shares issued or outstanding at December 31, 2005. Liquidation preference of $37.50 per share	17	—
Convertible Preferred stock, $.01 stated value, 2,000,000 shares authorized and 1,638,393 shares issued and outstanding at December 31, 2005 No shares issued or outstanding at September 30, 2006. Liquidation preference of $3.95 per share	—	16
Common stock, $.01 par value, 20,000,000 shares authorized; 10,636,158 shares issued; 10,451,658 shares outstanding at September 30, 2006 and December 31, 2005	107	106
Additional paid-in capital	54,130	53,809
Accumulated deficit	(55,782)	(55,616)
Note from officer	—	(300)
Treasury stock at cost—185,000 shares at September 30, 2006 and December 31, 2005	(1,298)	(1,298)
Total stockholders’ deficit	(2,826)	(3,283)
Total liabilities and stockholders’ deficit	$31,569	$39,253

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Franchising
Franchise fees	$158	$101	$536	$444
Royalties	4,283	3,488	12,435	11,526
Courseware sales and other	1,706	3,742	8,904	11,434
Total franchising revenues	6,147	7,331	21,875	23,404

Company-owned training centers	9,443	18,983	39,719	56,879
Total revenues	15,590	26,314	61,594	80,283

Cost of revenues	8,559	14,606	34,023	44,674
Selling, general and administrative expenses	8,133	11,868	29,290	38,348
Impairment of property and equipment	—	—	—	2,351

Operating loss	(1,102)	(160)	(1,719)	(5,090)

Other income (expense)	(1)	—	4	(25)
Gain (loss) on sale of company-owned training centers	(12)	(112)	2,325	(321)
Interest expense	(75)	(49)	(156)	(184)
Interest income	55	88	110	302

Income (loss) before income taxes	(1,135)	(233)	564	(5,318)
Provision for income taxes	224	117	731	625

Net loss	(1,359)	(350)	(167)	(5,943)
Dividends on preferred stock	—	(92)	—	(2,036)
Net loss attributable to common stockholders	$(1,359)	$(442)	$(167)	$(7,979)

Weighted average number of common shares outstanding—Basic	10,678	10,451	10,678	10,451

Weighted average number of common shares outstanding—Diluted	10,678	10,451	10,678	10,451

Basic loss per common share
Loss per share attributable to common stockholders	$(0.13)	$(0.04)	$(0.02)	$(0.76)

Diluted loss per common share
Loss per share attributable to common stockholders	$(0.13)	$(0.04)	$(0.02)	$(0.76)

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(167)	$(5,943)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,374	2,446
Gain on sale of company-owned training centers	(2,325)	—
Impairment of fixed assets	—	2,351
Provision for bad debts	698	1,101
Stock-based compensation	51	—
Cash (used in) provided by the change in:
Restricted cash	(637)	(102)
Accounts receivable	(333)	(3,446)
Inventories	(80)	228
Prepaid expenses and other assets	784	(15)
Refundable income taxes	287	—
Accounts payable	(34)	3,891
Deferred revenue	(3,008)	(1,654)
Other liabilities	(1,273)	(5,498)
Deferred rent	(452)	(178)
Net cash used in operating activities	(5,115)	(6,819)

Cash flows from investing activities:
Additions to property and equipment	(397)	(239)
Proceeds from sale training centers	1,447	75
Proceeds from cash surrender value of life insurance	—	730
Net cash provided by investing activities	1,050	566

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	5,440
Cash dividends on preferred stock	—	(95)
Proceeds from sale of common stock	100	—
Costs from issuance of debt	(11)
Proceeds from issuance of debt	4,000	—
Principal payments on debt obligations	(980)	(1,801)
Net cash provided by financing activities	3,109	3,544

Net decrease in cash and cash equivalents	(956)	(2,709)

Cash and cash equivalents at beginning of period	3,798	6,652

Cash and cash equivalents at end of period	$2,842	$3,943

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$110	$181
Income taxes	$95	$107

Noncash investing and financing activities:
Forgivness of officer note	$300	$—
Stock dividends and deemed dividends on preferred stock	$204	$2,036

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)

(UNAUDITED)

1.             Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers.  The Company has two reporting units: company-owned training centers and franchising operations, both of which operate principally within the information technology (“IT”) training industry.  The company-owned training centers reporting unit generates revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills, and healthcare information management.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales and management concepts concerning computer training, the sale of courseware materials, English Language courses and e-learning products.  The franchising operations reporting unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.

2.             Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated operating results, and condensed consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.   Amounts related to disclosure of December 31, 2005 balances within these interim condensed consolidated financial statements were derived from the audited 2005 consolidated financial statements and notes thereto included in the Company’s  Current Report on Form 8-K dated February 20, 2007.

Certain 2005 items have been reclassified to conform to their 2006 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

Going Concern Basis of Presentation

The Company has experienced recurring losses and has an accumulated deficit and negative working capital.  The Company has incurred losses in 2005 and prior years and has an accumulated deficit of $55,782 as of September 30, 2006.  The Company’s unencumbered assets are limited as is its ability to meet some short term obligations.  During 2006 and 2007, the Company raised $6,725 through a secured loan agreement and the sale of several of its company-owned training centers which, in addition to cost cutting initiatives in 2006 and 2007, have allowed the Company to continue operating through the filing date of this report.  However, there can be no assurance that capital can be raised in the future or that cost cutting by itself can sustain the Company until such time as operating performance improves.  The need for additional liquidity will depend on future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.             Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method. Inventories consist primarily of courseware materials, books, and kits. At September 30, 2006 and 2005, the Company maintained an inventory valuation allowance of $99 and $276, respectively.

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

During the nine months ended September 30, 2006, the Company granted 916,000 stock options to employees and recognized approximately $57 of stock-based compensation expense which is included in the Company’s results of operations.  Total unrecognized compensation expense related to stock options granted is $145, which is expected to be recognized over the next 2.5 years.

The 2006 compensation expense was determined by calculating the fair value of each option grant using the Black-Scholes option-pricing model a assuming risk-free interest rate of 4.5%, volatility of 98%, and zero dividend yield..

Prior to January 1, 2006, the Company accounted for stock options consistent with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided pro forma disclosures of net income (loss) and earnings per share as if the fair value based method had been applied.  Under the fair value based method, compensation cost is recorded based on the fair value of the award at the grant date and is recognized over the service period. No stock-based employee compensation expense related to stock options was reflected in net loss prior to January 1, 2006.

Had compensation expense been recognized in 2005, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

Nine Months Ended
September 30, 2005

Net loss, as reported	$(5,943)
Less: Stock and deemed dividend on Series A Preferred stock	(2,036)
Net loss attributable to common stockholders	(7,979)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(978)
Net loss attributable to common stockholders, pro forma	$(8,957)

Basic loss per common share attributable to common stockholders
As reported	$(0.76)
Pro forma	$(0.86)

Diluted loss per common share attributable to common stockholders
As reported	$(0.76)
Pro forma	$(0.86)

The fair value of each option grant was calculated using the Black-Scholes-Merton option-pricing model assuming risk-free interest rates of 3.3%, volatility of 98%, and zero dividend yield for 2005.

5.             Business Segment Information

The Company’s business units have been segregated into two reportable segments, company-owned training centers and franchising.  The two segments are managed separately due to differences in their sources of revenues and services offered.  The company-owned training centers segment operates wholly-owned computer training centers in six metropolitan cities within the continental United States and generates revenue through the sale and delivery of personal computing applications, technical software training courses and business skills courses.  The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees.  The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

For the three months ended September 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues-domestic	$4,806	$9,443	$14,249
Revenues-international	1,341	—	1,341
Depreciation and amortization	302	85	387
Gain (loss) on sale of company-owned training centers	2,062	(2,074)	(12)
Interest expense	(65)	(10)	(75)
Interest income	55	—	55
Income tax provision	204	20	224
Net income (loss) attributable to common stockholders	1,754	(3,113)	(1,359)
Goodwill	11,408	—	11,408
Total assets	22,325	9,244	31,569

For the nine months ended September 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues-domestic	$17,479	$39,719	$57,198
Revenues-international	4,396	—	4,396
Depreciation and amortization	960	414	1,374
Gain on sale of company-owned training centers	1,068	1,257	2,325
Interest expense	(93)	(63)	(156)
Interest income	105	5	110
Income tax provision	621	110	731
Net income (loss) attributable to common stockholders	1,809	(1,976)	(167)
Total assets	22,325	9,244	31,569

For the three months ended September 30, 2005:

	Franchising	Company- owned training centers	Consolidated
Revenues-domestic	$6,040	$18,983	$25,023
Revenues-international	1,291	—	1,291
Depreciation and amortization	378	272	650
Gain (loss) on sale of company-owned training centers	21	(133)	(112)
Interest expense	(48)	(1)	(49)
Interest income	566	(799)	88
Income tax provision	117	—	117
Net income (loss) attributable to common stockholders	362	(804)	(442)
Total assets	30,543	12,887	43,430

For the nine months ended September 30, 2005:

	Franchising	Company- owned training centers	Consolidated
Revenues-domestic	$18,933	$56,879	$75,812
Revenues-international	4,471	—	4,471
Depreciation and amortization	1,306	1,140	2,446
Gain (loss) on sale of company-owned training centers	1,509	(1,830)	(321)
Interest expense	(181)	(3)	(184)
Interest income	286	16	302
Income tax provision	620	5	625
Net loss attributable to common stockholders	(106)	(7,873)	(7,979)
Total assets	30,543	12,887	43,430

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

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, Convertible preferred stock and stock options with a conversion or exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. As of September 30, 2006 and 2005, Convertible preferred stock and stock options that have not been included in the Diluted Loss Per Share computation because they would have produced an anti-dilutive effect totaled 4,105,258 and 2,780,239, respectively.

7.             Debt

On July 19, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, Camden Partners Strategic III, LLC (“Camden LLC”), as administrative agent, Camden Partners Strategic Fund III, L.P. (“Camden III”), Camden Partners Strategic Fund III-A, L.P. (“Camden III-A”, with Camden LLC and Camden III, “Camden”), George S. Rich and Alkhaleej Training and Education Corporation (“Alkhaleej”), (collectively, “the Lenders”).

The Credit Agreement provides for a $4 million term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the “Financing”).  Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year.  Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock (“Series A Shares”) and accrued dividends and interest into 174,693 shares of Preferred Series B Stock (“Series B Shares”).  In the event that any payment is not made when due, all outstanding obligations under the Credit Agreement will accrue interest at the default rate equal to 12% per year.  Accrued and unpaid interest on past due amounts will compound monthly.  The indebtedness may be required to be prepaid in the event of certain receipts by the Company.  No prepayment shall be required upon the disposition of any location owned by the Company.  All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.  As of September 30, 2006, the Company was in default of various technical matters of the Credit Agreement.  The Company has obtained a waiver of these events of default.

Wells Fargo Credit Agreement

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

8.             Other Current Liabilities

Other current liabilities consist of:

	September 30,	December 31,
	2006	2005
Accounts payable to franchisees	$4,807	$5,133
Salaries, wages and commissions payable	2,851	3,572
Royalties and fees payable to courseware partners	1,531	3,283
Deferred revenue	1,911	2,811
Accrued operating expenses and other	7,208	7,556
	$18,308	$22,355

9.             Stockholders’ Deficit

(a)                                  Preferred Stock

Convertible Series B

On July 19, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, Camden Partners Strategic III, LLC (“Camden LLC”), as administrative agent, Camden Partners Strategic Fund III, L.P. (“Camden III”), Camden Partners Strategic Fund III-A, L.P. (“Camden III-A”, with

Camden LLC and Camden III, “Camden”), George S. Rich and Alkhaleej Training and Education Corporation (“Alkhaleej”), (collectively, “the Lenders”)

The Credit Agreement provides for a $4 million term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the “Financing”).  Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year.   Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock (“Series A Shares”) and accrued dividends and interest into 174,693 shares of Preferred Series B Stock.  See Note 7 “Debt” to the Company’s consolidated financial statements for additional discussion.

In connection with the Financing discussed in Note 7 - “Debt”, the Company entered into an Amended and Restated Stockholders’ Agreement with Camden, Alkhaleej, and the holders of Warrants (the “Warrant Holders”), dated as of July 19, 2006 (the “Amended Stockholders’ Agreement”).  The Amended Stockholders’ Agreement amends and restates the Stockholders’ Agreement, dated as of February 7, 2005, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2005. Pursuant to the Amended Stockholders’ Agreement and the Certificate of Designation, the Series B Stockholders are entitled to elect three directors to the Board of Directors (the “Series B Preferred Directors”).  All other directors of the Company will be elected by holders of Common Stock and the Series B Stockholders voting as a single class, on an as-converted basis.  Pursuant to the Amended Stockholders’ Agreement, for so long as the Series B Stockholders are entitled to elect Series B Preferred Directors, the Company, each Series B Stockholder and each Warrant Holder are required to take certain actions, including, without limitation, to establish the size of the Board at nine directors, to elect the Series B Preferred Directors, with such directors initially being Donald W. Hughes, David L. Warnock and Alwaleed Aldryann, and, within eighteen (18) months of the date of the Amended Stockholders’ Agreement, to elect an independent director to replace an incumbent director.  Additionally, Camden is required to vote all of its shares in favor of the Common Directors proposed by the Board of Directors’ Governance Committee.  Under the terms of the Amended Stockholders’ Agreement, for as long as the loan is outstanding or Alkhaleej beneficially holds not less than seventy-five percent (75%) of the Series A Warrants issued, or the Common Stock issued pursuant to the Warrants, the Company, the holders of Series B Shares and Alkhaleej shall take all steps necessary to retain Mr. Aldryann as a Director.  The Amended Stockholders’ Agreement also provides that so long as Camden holds at least 25% of the Series B Shares, it will have board observation rights. Under the terms of the Amended Stockholders’ Agreement, the Series B Stockholders may transfer Series B shares subject to a right of first refusal by the Company.  Under the terms of the Amended Stockholders’ Agreement, the Company granted preemptive rights with respect to future issuances of equity securities by the Company to each holder of at 10,000 Series B Shares and each Warrant Holder, subject to customary exceptions.

Amended and Restated Registration Rights Agreement

In connection with the Credit Agreement, the Company entered into an Amended and Restated Registration Rights Agreement, dated July 19, 2006, by and among the Company, Camden, Alkhaleej and the Warrant Holders (the “Amended Registration Rights Agreement”).  The Amended Registration Rights Agreement amends and restates the Registration Rights Agreement, dated as of February 8, 2005, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 11, 2005.  Pursuant to the terms of the Amended Registration Rights Agreement, the Company agreed to register the resale of the shares of Common Stock issuable upon conversion of the Series B Shares and the Warrants under the Securities Act of 1933 (the “Securities Act”) under certain circumstances.  These rights include two opportunities to require registration by the Company, at any time after the Company is eligible to file a registration statement on Form S-3, as well as the right to participate in other registrations initiated by the Company or other stockholders.  The Amended Registration Rights Agreement provides for customary indemnifications between the Company, Camden and the Warrant Holders.  Under the Amended Registration Rights Agreement, the Company agreed not to grant registration rights with respect to Common Stock to any other person unless such rights are subordinate to those granted under the Amended Registration Rights Agreement. The Company has concluded that the registration rights agreement does not meet the definition of a derivative because it does not require the Company to have the registration statement declared effective by the end of a specified period or pay liquidating damages to the Series B shares if the registration statement is not declared effective or effectiveness is not maintained for a prescribed period. In reaching its conclusion, the Company utilized the guidance in FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”.

Certificate of Decrease

In connection with the Exchange, on July 10, 2006, the Company filed a Certificate of Decrease relating to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (the “Certificate of Decrease”) with the Secretary of State of the State of Delaware to decrease the number of designated shares of Series A Preferred from 2,000,000 shares to 1,638,398 shares.

Certificate of Designation of Series B Shares

Subsequent to filing the Certificate of Decrease, on July 10, 2006, the Company filed a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (the “Certificate of Designation”), pursuant to which the Series B Shares are entitled to receive cumulative quarterly dividends at an initial rate of 8% per annum when, as and if declared by the Company’s Board of Directors.  On the fourth anniversary of the date of issuance, the dividend rate will increase to 12% per annum.  Upon any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, the Series B Shares are entitled to a liquidation preference in an amount equal to $37.50 per share, plus any accrued but unpaid dividends.  At December 31, 2006, cumulative, undeclared and unaccrued dividends equaled approximately $240.  A Change of Control (as defined in the Certificate of Designation) will be considered a liquidation event, unless a majority of the outstanding Series B Shares elect otherwise.  The Series B Shares are convertible at any time, at the option of each holder of Preferred Series B Shares, into fully paid and non-assessable shares of Common Stock,  initially at the conversion rate is 20.8333 shares of Common Stock for one Series B Share.  The conversion price of the Series B Shares is subject to adjustment in the event of a consolidation, merger subdivision or combination of shares or the issuance of stock dividends, in the event that the Company issues additional shares of Common Stock at a price per share which is less than the conversion price, or in the event that the Company issues warrants, options or other stock purchase rights for which the purchase price for the Common Stock is less than the conversion price. The Company has concluded that the embedded conversion feature in the Series B Shares does not qualify for bifurcation as it meets the scope exception of paragraph 11 a of SFAS No. 133 “Derivatives and Hedging Activities”. The conversion feature is indexed to the Company’s own common stock and meets the criteria of EITF 00-19- Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  At any time after February 7, 2007, the Company may convert all the Series B Shares into shares of Common Stock at the then-applicable conversion price; provided that the Common Stock meets certain requirements with respect to trading volume and price on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service, and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares. At any time after February 7, 2009, the Company may convert fifty percent (50%) of the Series B Shares into shares of Common Stock at the then-applicable conversion price; provided that the Common Stock meets a certain requirement with respect to its trading price on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service, and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares.  The Company may convert all Preferred Series B Shares not previously converted any time after February 7, 2011; provided that the Common Stock meets a certain trading price requirement on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares.  At any time after the sixth anniversary of the date that Series B Shares are first issued, the Company may redeem the Series B Shares, in whole or in part, at a redemption price equal to 2.25 times the original issue price of the Series B Shares, $37.50, plus an amount equal to the accrued but unpaid dividends thereon.  Until the holders of Series B Shares own less than 50% of the Series B Shares originally issued, the Company cannot take certain actions without obtaining the approval of the holders of a majority of the outstanding Series B Shares, including the issuance, creation, designation or authorization of any new equity securities having rights or preferences senior to or on parity with the Series B Shares, incur indebtedness in excess of $5 million, effect a single capital expenditure in excess of $2,500, or enter into an acquisition or joint venture for which the consideration is in excess of $2,500. As long as at least fifty percent (50%) of the Series B Shares issued upon the closing of the Exchange Agreement remain outstanding, the holders thereof shall be entitled to elect, at a meeting of such stockholders, three Series B Directors, who will not serve a classified term with the directors elected by the holders of Common Stock together with the holders of any other class or series of capital stock entitled to vote thereon.  In addition, holders of the Preferred Series B Shares are entitled to vote with the Common Stock as a single class at stockholders’ meetings, on an as-converted basis.  The rights of the Series A Shares have been eliminated and replaced by the rights granted under the Series B Shares.  The rights of the Common Stock have been materially limited by the issuance of the Series B Shares.  The general effect of the issuance of the Series B Shares upon the rights of the holders of the Common Stock is more fully described in the Certificate of Designation, as described above.

Certificate of Elimination

On July 20, 2006, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of Series A Convertible Preferred Stock to eliminate all matters set forth in the Certificate of Designation with respect to the Series A Shares from the Company’s Certificate of Incorporation.

Convertible Series A

On February 7, 2005, the Company entered into the Series A Stock Purchase Agreement (the “Purchase Agreement”) with Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P (together “Camden Partners”) to issue and sell in an offering exempt from registration under the Securities Act of 1933, as amended, 1,600,000 shares of its Series A Convertible Preferred Stock (“Series A Shares”), without par value, at a per share price of $3.75, for an aggregate offering price of $6,000.  The Series A Shares were issued on February 8, 2005.  Each Series A Share is convertible into one share of the Company’s common stock, subject to adjustment as set forth in the Certificate of Designation, Preferences and Rights of Series A Shares filed with the Secretary of State of the State of Delaware, dated as of February 7, 2005.  The net proceeds of the Series A Share offering was $5,440, and were used for working capital and other general corporate purposes.  Pursuant to the Purchase Agreement, the Company has agreed to indemnify Camden Partners for breaches of representations, warranties and covenants contained in the Purchase Agreement and the other agreements relating to the Series A Share offering.  The Series A Shares are entitled to receive cumulative quarterly dividends at an initial rate of 6% per annum at the end of each fiscal quarter.  The dividend rate has an annual escalation based on specific terms and conditions included in the Purchase Agreement.    In connection with the Series A Share offering, the Company entered into a Stockholders’ Agreement with Camden Partners, dated February 8, 2005.  Both of these agreements have been amended and the Series A Shares exchanged as per the Credit Agreement dated July 19, 2006 as discussed above.

Beneficial Conversion Feature Associated with Series A Preferred Stock

The Series A Preferred Stock Shares contain a beneficial conversion feature.  In accordance with the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-27, “Application of EITF 98-5 to Certain Convertible Instruments”, the Company recorded an imputed dividend to the Series A Preferred shareholders as a reduction of additional paid in capital of $1,808 during the quarter ended March 31, 2005 because the conversion price was below the fair value of the Company’s common stock at issuance.  The Series A preferred shares were exchanged per the Credit Agreement as noted above.

(b)   Restricted Stock

Pursuant to the terms of the restricted stock agreement (the “Restricted Stock Agreement”), the Company granted the Company’s Chief Executive Officer (“CEO”)  350,000 shares of Common Stock (the “Restricted Shares”), subject to the Company’s reaching certain performance goals. As of December 31, 2006, none of the restricted stock had vested and compensation expense has not been recognized in the Company’s consolidated financial statements.

(c)   Stock Option Plans

The Company maintains an Omnibus Equity Plan, which provides for the issuance of non-qualified options, incentive stock options, and stock appreciation rights.  The Omnibus Equity Plan provides for the granting of options to purchase up to 2,250,000 shares of common stock.  Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted, or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company’s common stock.  Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price at the date of exercise.  All options were granted at the average of the Company’s opening and closing price of its common stock as of the date of grant.

(d)   Series A Warrants

The Company issued Series A Warrants (the “Series A Warrants”) to the Lenders to purchase, in the aggregate, 2,000,000 shares of common stock of the Company.  The Series A Warrants entitle the warrant holder to exercise the warrant to purchase common shares beginning after July 19, 2006, until July 19, 2011, at an exercise price of $1.50 per common share.  The exercise price is subject to adjustment under certain circumstances specified in the Series A Warrants.

Series B Warrants

The Company issued Series B Warrants (the “Series B Warrants”) and together with the Series A Warrants, (the “Warrants”) to the Lenders to purchase, in the aggregate, 666,667 shares of common stock of the Company.  The Series B Warrant entitles the warrant holder to exercise the warrant to purchase common shares (the “Series B Warrant Shares”) beginning August 15, 2007, until July 19, 2011, at an exercise price of $1.50 per share. The Series B Warrants are subject to cancellation in full, in the event that both of the following occur: (i) the Adjusted EBITDA (as defined in the Credit Agreement) for the three-month period ending June 30, 2007 is greater than $750,000, as determined under the terms of the Series B Warrant, and (ii) certain claims have been resolved in accordance with the terms of the Series B Warrant.  The number of Series B Warrant shares to be issued are subject to cancellation in part in the event that condition (i) above is satisfied, but condition (ii) above is not.  The exercise price of the Series B Warrants is subject to adjustment under certain circumstances as specified in the Series B Warrants.

10.          Change in Estimates

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the third quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $202.  Upon completion of the historical student attendance analyses in the third quarter of 2005, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $617.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

11.          Gain/Loss on Sale of Company-Owned Training Centers

During 2006, the Company sold and re-franchised its wholly owned company-owned training centers in San Antonio, Charlotte, Memphis, Nashville, Atlanta, Hartford and Albuquerque in asset sale agreements for $1,650 in cash and notes plus assumption of liabilities of $2,439.  The unsecured notes receivable totaled $203, bear interest at rates of 6% to 8% per annum and have maturity dates over the next 12 to 24 months.  The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the nine months ended September 30, 2006.  Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $1,364.

The deferred gain on sale amount at the date of sale consisted of discount to buyers on royalty revenue over periods of 1 to 2 years and an estimate of the Company’s continuing obligation for future refunds (based on historical experience at each center sold).  Subsequent to the sales, a portion of the deferred royalty revenue was earned and recognized, totaling $377 through September 30, 2006.

During 2005, the Company sold its wholly owned company-owned training center in Sacramento in an asset sale agreement for $75 in cash.  As a result of this sale, the Company recorded a loss on sale of $321 as of September 2006.

12.          Legal Proceedings

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the nine months ended September 30, 2006 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: company-owned training centers and franchising operations.  As of September 30, 2006, the company-owned training centers reporting unit operated six wholly-owned computer training centers within the continental United States and generates revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills and healthcare information management.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products.  The franchising operations reporting unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.  Both reporting units operate principally within the information technology (“IT”) training industry.

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

Upon completion of the historical student attendance analyses in the third quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $202.  Upon completion of the historical student attendance analyses in the third quarter of 2005, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $617.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred.  Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company’s e-Learning products.  Deferred costs are charged to earnings at the same rate that the associated product revenues are recorded to earnings.  At September 30, 2006 and 2005, the Company’s deferred costs totaled $1,328 and $2,733, and is reported in prepaid expenses in the accompanying Condensed Consolidated Balance Sheet.

Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts. The Company records an allowance for bad debts based on the age of individual invoices. For the company-owned training centers, the percentage applied reflects each center’s historical experience of bad debts and mix of business.  At September 30, 2006 and 2005, the Company’s allowance for doubtful accounts was $1,833 and $2,270, respectively.

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

Accounting for Goodwill

The goodwill balance attributable to the Company’s franchising reporting unit is tested for impairment annually as of December 31 of each year and on an interim basis in the event of an impairment indicator.  The Company utilizes an outside valuation consultant in determining the fair value of its reporting units.  The consultant utilizes both the income approach and the market approach in determining fair value.  The consultant’s fair value estimates using the income approach utilize the Company’s best estimates of future operating performance.  There were no impairment indicators at September 30, 2006.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $2,842 as of September 30, 2006 compared to $3,798 as of December 31, 2005.  The decrease is primarily due to (i) net operating losses sustained by the Company for the nine months ended September 30, 2006, (ii) capital expenditures, and (iii) principal payments on the Company’s credit facility with Wells Fargo Bank (“Wells Fargo”).

Cash used by operations was $5,115 for the quarter ended September 30, 2006, $1,704 below the 2005 level primarily due to a decrease in net operating losses partially offset by non-cash charges for depreciation, amortization and changes in other assets and liabilities.  During the nine months ended September 30, 2006 and 2005, the Company spent $397 and $239 on capital equipment.  The Company has no material commitments to purchase property and equipment in 2006. The Company made principal and interest payments on its credit facility with Wells Fargo of $1,007 and $1,968 for the nine months ended September 30, 2006 and 2005, respectively.

The Company maintains a credit facility with Wells Fargo, pursuant to the terms of a Credit Agreement (the “Credit Agreement”), dated February 27, 2003, by and between the Company and Wells Fargo.  On May 3, 2006, the Company paid in full the remaining principal amount of $260 plus interest on the term note due pursuant to the Credit Agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $1,491 in restricted cash comprised of $490 deposited with state agencies to guarantee performance in various states in respect to providing training to consumers and $1,001 deposited with landlords and banks to comply with contractual obligations.  In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.

There can be no assurance that existing capital and anticipated cash flows from operations will be adequate to support the Company’s current and anticipated capital and operating expenditures for the foreseeable future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 vs. September 30, 2005

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2006	2005

Revenues:
Franchising	1%	—%
Royalties	27%	13%
Courseware sales and other	11%	14%
Total franchising revenue	39%	27%

Company-owned training center revenues	61%	73%
Total revenue	100%	100%

Cost of revenue	55%	56%
Selling, general and administrative expenses	52%	45%
Impairment of fixed assets	—%	—%
Impairment of goodwill	—%	—%
Operating loss	(7)%	(1)%

Other income	—%	—%
Gain on sale of company-owned training centers	—%	—%
Interest expense	—%	—%
Interest income	—%	—%
Loss before income taxes	(7)%	(1)%
Provision (benefit) for income taxes	2%	—%
Net loss	(9)%	(1)%

Balances of less than 1% of revenues are not disclosed in this table.

Revenues

Revenues totaled $15,590 for the three months ended September 30, 2006, a decrease of $10,724, or 41%, from $26,314 for the same period in 2005.  The decrease in revenue is the result of a decrease in company-owned training center revenue of $9,540 and a decrease in franchising revenues of $1,184.

Company-Owned Training Centers

Company-owned training centers earned revenue of $9,443 for the three months ended September 30, 2006, a decrease of $9,540, or 50%, from $18,983 for the same period in 2005.  The decrease is primarily due to the sale of company-owned training centers in San Antonio, Charlotte, Hartford, Atlanta, Memphis, Nashville and Albuquerque as of September 30, 2006, decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training.  Management expects to continue the sale of company-owned training centers to enable a refocus of its resources on  franchising operations.  Consumer sales accounted for approximately 17% and 23% of company-owned training center sales for the three months ended September 30, 2006 and 2005, respectively, and corporate sales accounted for approximately 83% and 77% of company-owned training center sales for the three months ended September 30, 2006 and 2005, respectively.

Franchising Operations

Franchising revenues totaled $6,147 for the three months ended September 30, 2006, a decrease of $1,184, or 16%, from $7,331 for the same period in 2005.  The decrease in franchising revenues resulted primarily from a decline in courseware sales partially offset by increases in franchis fees and royalties.

Franchise fees totaled $158 for the three months ended September 30, 2006, a increase of $57, or 56%, from $101 for the same period in 2005.  The increase is primarily due to decreased franchise sales in international markets offset by fees from refranchising company-owned training centers.

Franchise royalties totaled $4,283 for the three months ended September 30, 2006, an increase of $795, or 23%, from $3,488 for the same period in 2005.  The increase is due to (i) an increase in North American royalties as a result of refranchising seven company owned training centers during 2006 and increasing royalty rates and minimums required under terms of the franchise agreement; (ii) an increase in international royalties; and (iii) recognizing deferred revenue on the company-owned training centers that were refranchised during 2006.  The North American IT training market has remained soft as corporate spending on IT training and infrastructure has been weak and available consumer training financing on acceptable terms has been limited.

Courseware sales and other revenues totaled $1,706 for the three months ended September 30, 2006, a decrease of $2,036, or 54%, from $3,742 for the same period in 2005.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to the cancellation of the Company’s main licensed software training courseware contract.

System-wide Revenues

System-wide revenues, totaled $90,537 for the three months ended September 30, 2006, a decrease of $1,705, or 2%, from $92,242 in 2005.  North American and internation system-wide revenues decreased during the period.  System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $8,559, or 55% of revenue for the three months ended September 30, 2006, a decrease of $6,047, or 41% from $14,606, or 56%, of revenue for the same period in 2005.  The decrease is primarily due to the sale of seven company-owned training centers through September 30, 2006 and lower training activity at the company-owned training centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $8,133, or 54% of revenue for the three months ended September 30, 2006, a decrease of $3,745, or 31% from $11,868, or 45% of revenue for the same period in 2005.  The decrease is primarily due to the sale of seven company-owned training centers through September 30, 2006 and lower commissions due to lower sales volumes.

Gain/Loss on Sale of Company-Owned Training Centers

Loss on sale of company-owned training centers totaled $12 for the three months ended September 30, 2006, a decrease from a loss of $112 for the same period in 2005.  The decrease is attributable to adjustments to the gain calculations in the sales of the San Antonio, Charlotte, Hartford, Atlanta, Nashville, Memphis and Albuquerque company-owned training centers through September 30, 2006.

Interest Expense

Interest expense totaled $75 for the three months ended September 30, 2006, an increase of $26, or 53% from $49 in the comparable period in 2005.  The increase is primarily due to a higher average debt balances maintained during the period.

Interest Income

Interest income totaled $55 for the three months ended September 30, 2006, a decrease of $33, or 38% from $88 in the comparable period in 2005.  The decrease is primarily the result of lower average cash balances during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Income Tax Expense

Provision for income tax expense totaled $224 for the three months ended September 30, 2006, an increase of $107 from $117 for the same period in 2005.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

Nine Months Ended September 30, 2006 vs. September 30, 2005

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2006	2005

Revenues:
Franchising	1%	1%
Royalties	20%	14%
Courseware sales and other	15%	14%
Total franchising revenue	36%	29%

Company-owned training center revenues	64%	71%
Total revenue	100%	100%

Cost of revenue	55%	56%
Selling, general and administrative expenses	48%	44%
Impairment of fixed assets	—%	3%
Impairment of goodwill	—%	—%
Operating loss	(3)%	(6)%

Other income	—%	—%
Gain on sale of company-owned training centers	4%	—%
Interest expense	—%	—%
Interest income	—%	—%
Loss before income taxes	1%	(7)%
Provision for income taxes	1%	—%
Net loss	—%	(7)%

Balances of less than 1% of revenues were not disclosed in this table.

Revenues

Revenues totaled $61,594 for the nine months ended September 30, 2006, a decrease of $18,689, or 23%, from $80,283 for the same period in 2005.  The decrease in revenue is the result of a decrease in company-owned training center revenue of $17,160 and a decrease in franchising revenues of $1,529.

Company-Owned Training Centers

Company-owned training centers earned revenue of $39,719 for the nine months ended September 30, 2006, a decrease of $17,160, or 30%, from $56,879 for the same period in 2005.  The decrease is primarily due to the sale of company-owned training centers in San Antonio, Charlotte, Hartford, Atlanta, Memphis, Nashville and Albuquerque as of September 30, 2006, decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training.  The Company has decided to reduce significantly the number of company-owned training centers and to refocus its resources and managerial energies on franchising operations.  Consumer sales accounted for approximately 18% and 22% of company-owned training center sales for the nine months ended September 30, 2006 and 2005, respectively, and corporate sales accounted for approximately 82% and 78% of company-owned training center sales for the nine months ended September 30, 2006 and 2005, respectively.

Franchising Operations

Franchising revenues totaled $21,875 for the nine months ended September 30, 2006, a decrease of $1,529, or 7%, from $23,404 for the same period in 2005.  The decrease in franchising revenues resulted primarily from a decline in courseware sales partially offset by an increase in royalties and franchise fees.

Franchise fees totaled $536 for the nine months ended September 30, 2006, a increase of $92, or 21%, from $444 for the same period in 2005.  The increase is primarily due to decreased franchise sales in international markets offset by fees from refranchising company-owned training centers.

Franchise royalties totaled $12,435 for the nine months ended September 30, 2006, an increase of $909, or 8%, from $11,526 for the same period in 2005.  The increase is due to (i) an increase in North American royalties as a result of refranchising seven company owned training centers during 2006 and increasing royalty rates and minimums required under terms of the franchise agreement; (ii) an increase in international royalties; and (iii) recognizing deferred revenue on the company-owned training centers that were refranchised during 2006.  The North American IT training market has remained soft as corporate spending on IT training and infrastructure has been weak and available consumer training financing on acceptable terms has been limited.

Courseware sales and other revenues totaled $8,904 for the nine months ended September 30, 2006, a decrease of $2,530, or 22%, from $11,434 for the same period in 2005.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to the cancellation of the Company’s main licensed software training courseware contract.

System-wide Revenues

System-wide revenues, totaled $275,489 for the nine months ended September 30, 2006, a decrease of $5,135, or 2%, from $280,624 in 2005.  North American and international system-wide revenues decreased during the period.  System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $34,023, or 55% of revenue for the nine months ended September 30, 2006, a decrease of $10,651, or 24% from $44,674, or 56%, of revenue for the same period in 2005.  The decrease is primarily due to the sale of seven company-owned training centers through September 30, 2006 and lower training activity at the company-owned training centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $29,290, or 48% of revenue for the nine months ended September 30, 2006, a decrease of $9,058, or 24% from $38,348, or 48% of revenue for the same period in 2005.  The decrease is primarily due to the sale of seven company-owned training centers through September 30, 2006 and lower commissions due to lower sales volumes.

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

Gain/Loss on Sale of Company-Owned Training Centers

Gain on sale of training centers totaled $2,325 for the nine months ended September 30, 2006, an increase from a $321 loss for the same period in 2005.  The increase is attributable to recognized gains from the sales of the San Antonio, Charlotte, Hartford, Atlanta, Nashville, Memphis and Albuquerque company-owned training centers through September 30, 2006.

Interest Expense

Interest expense totaled $156 for the nine months ended September 30, 2006, a decrease of $28, or 15% from $184 in the comparable period in 2005.  The decrease is primarily due to a lower average debt balances maintained during the period.

Interest Income

Interest income totaled $110 for the nine months ended September 30, 2006, a decrease of $192 or 64% from $302 in the comparable period in 2005.  The decrease is primarily the result of lower average cash balances during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Income Tax Expense

Provision for income tax expense totaled $731 for the nine months ended September 30, 2006, an increase of $106 from $625 for the same period in 2005.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

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

As of September 30, 2006, the Company did not consider there to be any significant interest rate risk related to its credit agreement with the lenders.  See additional discussion in Note 7 “Debt” to the Company’s consolidated financial statements.

The Company’s risk exposure to fluctuations in foreign currency exchange rates is not material.

ITEM 4.          CONTROLS AND PROCEDURES

Our current Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the nine months ended September 30, 2006.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These controls were not effective as of September 30, 2006.

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

Internal Control Over Financial Reporting

Since December 31, 2005, we have taken the following remedial actions designed to improve our internal control over financial reporting and remediate material weaknesses identified in our Current Report on Form 8-K dated November 6, 2006:

•                  We have hired or contracted additional qualified financial reporting and accounting personnel including an executive vice president of finance and administration and a chief financial officer , both certified public accountants.

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

We believe that through the addition of remedial actions, including the hiring of qualified personnel and the addition of manual compensating controls, we have improved our current control over financial reporting. On-going remediation will continue to strengthen the internal control environment of the Company.

Limitations on the Effectiveness of Internal Controls

Our management, including the Chief Executive Officer, does not expect that our disclosure controls or internal controls over financial reporting will necessarily prevent or detect all fraud and material errors, if any. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of unintended errors or mistakes.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c)                           Recent Sale of Unregistered Securities

In August 2006, the Company sold 108,695 shares of common stock at $0.92 per share which represented the Pink Sheet’s market price of our common stock on the date of sale.  The sale was made to the Company’s Chief Executive Officer per the terms of his employment agreement dated July 5, 2006.

In July 2006, the Company entered into a debt agreement for $4,000 which included the conversion of 1,638,398 shares of outstanding Series A preferred stock for 174,693 shares of Series B preferred stock along with the issuance of warrants to purchase 2,666,667 shares of common stock at $1.50.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES

As of September 30, 2006, the Company was in default for various technical matters of the Credit Agreement.  The Company has obtained a waiver of these events of default.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.	EXHIBIT DESCRIPTION
4.1

Certificate of Decrease Relating to Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, filed July 10, 2006 (filed as Exhibit 4.1 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

4.2

Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant, filed July 10, 2006 (filed as Exhibit 4.2 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

4.3

Certificate of Elimination of Series A Convertible Preferred Stock of the Company, dated July 20, 2006 (filed as Exhibit 4.3 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

4.4

Specimen certificate of the Series B Convertible Preferred Stock of the Registrant (filed as Exhibit 4.3 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

4.5	Form of Series A Warrant (filed as Exhibit 10.2 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

4.6	Form of Series B Warrant (filed as Exhibit 10.3 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

4.7

Amended and Restated Stockholders’ Agreement, dated as of July 19, 2006, by and among the Registrant, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders  (filed as Exhibit 10.5 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

4.8

Amended and Restated Registration Rights Agreement, dated as of July 19, 2006, by and among the Registrant, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders (filed as Exhibit 10.6 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

10.1

Credit Agreement, dated as of July 19, 2006, by and among the Registrant, Camden Partners Strategic III, LLC and the Lenders named therein (filed as Exhibit 10.1 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

10.2

Preferred Stock Exchange Agreement, dated as of July 19, 2006, by and among the Registrant, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (filed as Exhibit 10.4 with the Registrant’s Current Report on Form 8-K filed on July 25, 2006 and incorporated by reference herein).

10.3*

Asset Purchase Agreement, dated July 31, 2006 by and between New Horizons Computer Learning Center of Albuquerque, Inc., a Delaware corporation on the one hand, and R.A.R.E. Technologies, LLC, a New Mexico limited liability company and Robin Dennehey, Eric Lopez, Rick Dennehey and Audra Lopez, each an individual.

10.4**

Employment Agreement, dated July 5, 2006, by and between the Registrant and Mark A. Miller (filed as Exhibit 10.1 with the Registrant’s Current Report on Form 8-K filed on July 11, 2006 and incorporated by reference herein).

10.5**

Nonqualified Stock Option Agreement, dated July 5, 2006, by and between the Registrant and Mark A. Miller (filed as Exhibit 10.2 with the Registrant’s Current Report on Form 8-K filed on July 11, 2006 and incorporated by reference herein).

10.6**

Nonqualified Stock Option Agreement, dated July 5, 2006, by and between the Registrant and Mark A. Miller (filed as Exhibit 10.3 with the Registrant’s Current Report on Form 8-K filed on July 11, 2006 and incorporated by reference herein).

10.7**

New Horizons Worldwide, Inc. Restricted Stock Agreement, dated July 5, 2006, between the Registrant and Mark A. Miller (filed as Exhibit 10.4 with the Registrant’s Current Report on Form 8-K filed on July 11, 2006 and incorporated by reference herein).

31.1	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1	Section 1350 Certification of the Company’s Chief Executive Officer

32.2	Section 1350 Certification of the Company’s Chief Financial Officer

**	Management contract or compensatory plan or arrangement.
*	Information redacted pursuant to SEC rules and regulations.

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