Form 10-K
period 2006-12-31
NEW HORIZONS WORLDWIDE INC
filed 2007-06-25
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17840

NEW HORIZONS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-2941704
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1900 S. State College Blvd., Suite 650, Anaheim, CA 92806
(Address of principal executive offices)

Registrant’s telephone number, including area code:             (714) 940-8000

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, No Par Value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒.

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐  No ☒.

The aggregate value of voting common stock of the registrant held by non-affiliates was approximately $6,984,622 (based upon the closing price of $0.80 per share of the of the registrant’s common stock on the OTC “Pink Sheets” as of June 30, 2006). For purposes of making this calculation, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more then 10% of the common stock of the registrant.

The number of shares of the registrant’s common stock outstanding as of June 15, 2007 was 10,770,353.

DOCUMENTS INCORPORATED BY REFERENCE

None

NEW HORIZONS WORLDWIDE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10K

Information About Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”, within the meaning of the Private Securities Reform Act of 1995, which involve risks and uncertainties.  Any statements about expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements.  These statements are often, but not always, preceded by words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar expressions.  The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company’s management as to the Company’s future operations and economic performance, taking into account the information currently available. Forward-looking statements in this report relate to the Company’s discussion of the Information Technology Education and Training Market for example.  These statements are not statements of historical fact.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Readers should not place undue reliance on these forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  Forward-looking involve certain factors including risks and uncertainties, that may cause actual results to differ materially from those contained in any forward-looking statements.  These factors include but are not limited to other risks and uncertainties under the heading as discussed in Item 1A “Risk Factors,”  and other risks and uncertainties detailed from time to time in our pubic announcements and SEC filings.

PART I

Item 1.                       Business

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (the “Company” or “New Horizons”) own and franchise computer training centers.

The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1900 S. State College Blvd, Suite 650, Anaheim, California 92806.  The Company maintains a website at http://www.newhorizons.com.  On this website, or through links on the “Investor Relations” section of this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  Such material is made available through the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes the material with the SEC.

The Company’s common stock trades on the Pink Sheets under the symbol “NEWH.PK.”

The Company operates and franchises computer-training centers.  The Company has two reporting units: company-owned training centers and franchising operations, both of which operate principally within the information technology (“IT”) training industry.  As of December 31, 2006, the company-owned locations reporting unit operated 6 wholly-owned computer training centers within the continental United States and generates revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills, healthcare information management and English language courses.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products.  The franchising operations reporting unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.

Industry Overview

The IT training industry is highly fragmented.  The market is served by in-house training departments; hardware and software firms that have created IT training products and deliver follow-up support and training; consulting firms/systems integrators; value-added resellers; and independent training providers, such as New Horizons.

Independent training providers include those that deliver classroom-based instruction and e-learning.  In addition, the consumer market is served by accredited academic institutions, both non-profit and for profit.

Customer Base

For twenty-five years, New Horizons global network of training centers has followed a business-to-business sales strategy to secure millions of customers in the small to medium business, large business, enterprise business, and government market segments. The Company has also developed and implemented strategies to expand its customer base to individual consumers.

Each market segment has distinctly different characteristics.  Consumers or non-employer sponsored individuals need general business skills, computer application skills, technical certifications and vendor specific skills to obtain employment in the IT industry.  Small, medium and large businesses need IT solutions to solve specific business problems.  Government agencies and enterprise customers also require IT solutions that are aligned with organizational needs, as well as logistical support in the coordination of delivery of IT training in multiple locations using a variety of training modalities.

In order to effectively sell into the consumer, small, medium and large business, government agencies and enterprise customers segments, the Company has developed a specific sales force for each segment consisting of seasoned professionals trained to understand the diverse and complex training requirements of their respective customer base.  Each distinct sales force has gone through a tailored training program to ensure sales personnel have the necessary skills to generate leads, identify customer needs and recommend solutions for the specific market segment to which they are assigned.

Comprehensive research was completed by the Company in 2006 to gain a better understanding of the spending trends of the Company’s top customers. Using a structured process, the Company collected information through comprehensive buyer interviews providing insight into their buying criteria and buying processes. Top customers were also surveyed to understand the perceptions they have of the Company and the value associated with the Company’s brand. Company franchise owners at different levels of maturity, all customers in various markets around the world, vendors and partners were also surveyed. The following key findings were concluded from this research:

•                  customers have committed substantial dollars towards training;

•                  customer training spending is accelerating;

•                  customer service is a key component to selecting a training vendor; and

•                  customers require customization, post-class support, predictable class schedules and a training vendor with whom it is easy to interact.

The Information Technology Education and Training Market

The Company believes several developments will positively impact the technology training market, including:

•                  General economic growth which will continue to have a positive and gradual impact on IT spending;

•                  Labor market for skilled IT personnel will remain tightly competitive.

•                  Rapid and complex technological changes in software operating systems, new software development, and technical training are driving the need for unique IT skill sets.

•                  Growth in IT spending across Asia/Pacific as well as parts of Latin America and Europe, Middle East and Africa (“EMEA”), where the Company has a strong presence, will benefit from offshore IT services and infrastructure support.

•                  IT departments will look to gain further value from their existing IT investments.  Training is seen as a  the best way to improve the efficiency and effectiveness of an IT department.

•                  E-learning will gradually continue to gather additional support and spending at the expense of the classroom-based training market.  New Horizons believes that downward pressure on pricing, if any, will be offset in large part by economies and efficiencies that reduce delivery costs.

•                  Continued development of the Internet and web services architecture will necessitate expanded IT training.

•                  Continued growth in spending on IT security.

New Horizons Business Model

The business model of the Company centers on selling franchises, providing continuous support of franchised locations and operating company-owned training centers.  The Company has created two reporting units to devote attention to these activities, franchise operations and company-owned training centers.  The goal of each New Horizons training center, whether company-owned or franchised, is to provide practical and innovative training solutions that help companies maximize the value of their IT investments and help individuals maximize their IT related career pursuits.

During the second half of 2006, New Horizons initiated a comprehensive strategy planning phase. During this phase, the Company took an in-depth look at its own strengths, weaknesses, opportunities and competitive threats. In order to identify critical issues facing New Horizons over the next five years. This allowed the Company to establish specific goals and objectives as well as identify opportunities for the Company’s brand and the strategies necessary to achieve the most successful outcome.  The Company’s core strengths are as follows:

Delivery Modalities

The Company offers a mix of teaching approaches to match the accelerated pace of learning required of IT professionals as well as the accelerated business value required from clients’ IT investments.

The Company started training in 1982 with traditional classroom training and continues to offer one of the industry’s largest number of technical training and desktop applications courses.  The Company also provides e-learning solutions through self-paced Online ANYTIME web-based and computer-based training and Online LIVE, an instructor-facilitated training delivered live over the internet.  The Company also offers customized training solutions which can be offered at a company-owned location, franchise or on-site at the customer’s place of business.

The Company has expanded its learning offerings to include Mentored Learning, a revolutionary approach to learning that incorporates tools, technologies and a mentor in the education and training process. It is a premium training solution incorporating one-on-one instruction, hands-on lab exercises, multi-sensory tools, individual learning paths and flexible scheduling.

Mentored Learning represents one of the fastest growing areas of opportunity for the Company. A number of the Company’s learning centers have built a strong and profitable business around Mentored Learning . The Company has built a comprehensive model for the proper implementation of this learning method that has proven successful. A core initiative of the Company is to replicate this model in all centers worldwide over the next 6 to 18 months.

Curriculum

The Company’s size and scope provide it with the means to select, develop and deploy the high quality, practical content. The Company offers over 2,000 courses for office productivity, information technology and business skills.  The Company also provides customized training for customers’ proprietary software applications and can tailor curriculum to meet specific customer needs. As customer needs evolve, the Company has added to its course offerings.  In addition to traditional IT training courses, the Company has developed course offerings in health information management and English as a second language.  Furthermore, the Company has continued to develop additional IT product offerings and certification programs, most notably its Network Security Expert programs.

Many of the industry’s major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. The Company is closely aligned with the IT industry in order to support ever-changing software programs, all of which require user training.  Our partnerships include: Microsoft, Cisco, Citrix, Novell, Adobe, CompTIA, EC Council, SCP, ISC2, Element K, Thomson, Netg/Skillsoft, Prometric and Vue.

The Company holds the designation of largest training network for many of our technical and certification vendor partner programs and is the largest training network of:

•      Microsoft Certified Partner for Learning Solutions and Gold Certified Partner for Learning Solutions;

•      Element K Cisco Sponsored Organization;

•      Security Certified Professional Authorized Training Partners;

•      Citrix Authorized Learning Centers;

•      EC Council Authorized Training Partner;

•      ISC2 Authorized Education Providers;

•      Authorized Prometric Testing Centers; and

•      Centers providing CompTIA certification training.

Furthermore, New Horizons is one of the world’s largest providers of vendor-neutral CompTIA certification training and also offers subject-specific content that covers a multitude of software vendors.

In addition to multiple learning options, Mentored Learning, certified instructors, broad curriculum and numerous delivery locations, the Company’s training centers are designed to provide their customers immediate and practical value.  The Company training centers feature: (i) product offerings including technical tracks, clubs and boot-camps that allow customers to attend a series of classes for a discounted price; (ii) skills assessment for standard software; (iii) flexible scheduling, including evening and weekend classes; (iv) professional certification training; (v) the Enterprise Learning Solutions program which coordinates a national/international referral system and a delivery network of training for major clients who have training requirements in multiple locations; and (vi) post-class resources that  assess, reinforce, support and validate the transfer of knowledge and skill to the job.

Locations

New Horizons has the ability to deliver IT training throughout the world via its company-owned and franchised training centers. As of December 31, 2006, the Company owned and operated 6 training centers, all within the continental United States. The New Horizons franchise network consists of 285 centers in 56 countries making New Horizons the largest independent IT training company in the world per the 2006 industry report from IDC, a global provider of market intelligence and research in the information technology market.

The Company’s global footprint enables it to meet the needs of international and multi-national clients. It also has the critical mass, experience and resources to deliver a successful training program to a geographically dispersed audience.

Franchising Operations Business Model

New Horizons operates a global network of independent franchises that provide IT training and related services to their customers.  The Company initially offered franchises for sale in 1991 and sold its first franchise in   1992.  The Company had 201 franchises plus satellite locations operating at the end of 2006 of which 93 were in North America and 108 were abroad.  New Horizons franchisees are given a “limited exclusive” license and are franchised to participate in and use the Company’s business model and sales system. The territory is a “limited exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons training centers within the same area, provided the franchisee operates in compliance with the terms of its franchise agreement.

North America

Initial Franchise Fees

A franchisee in the United States and Canada is charged an initial franchise fee and pay ongoing monthly royalties, which become effective at a specified period of time shortly after the center begins operation.  The initial franchise fee is based on the size of the territory granted, as defined in the respective franchise agreement. In the United States and Canada, the size of a territory, and resulting initial franchise fee, is measured by the estimated number of personal computers (“PCs”) within the territory as follows:

Type	# of PC’s	Initial Franchise Fee
Type 1	500,000 or more	$75,000
Type 2	250,000 to 499,999	$60,000
Type 3	100,000 to 249,999	$40,000
Type 4	under 100,000	$20,000

Effective April 2007, the initial franchise fee is based on the territory’s population, not the number of personal computers.

Entrepreneurs converting an existing training center to a New Horizons center receive a 25% reduction in the initial fee as a conversion allowance.

The initial franchise fee is payable upon execution of the respective franchise agreement and is not refundable under any circumstances.

Royalties

In addition to the initial franchise fee, franchisees typically pay the following fees to the Company:

•                  a monthly continuing royalty fee, equal to the greater of a defined percentage of monthly gross revenues averaging 5%, or a minimum flat fee; and

•                  a monthly marketing and advertising fee equal to 1% of monthly gross revenues.

Franchise Agreement

Franchise agreements govern the relationship between the Company and its franchisees.  Franchisees are granted territories in which to operate computer training facilities for a defined period of time.  The territory and the geographic boundaries of a territory are determined by United States Postal Service zip codes.  Unless a franchise agreement terminates or is amended by mutual agreement, a territory is not altered.  Franchisees are expected to market their business exclusively to customers located within the defined territory.

Each franchise agreement has an initial term of ten years and is renewable in five-year increments.  The franchise is exclusive for instructor-led training within the specific defined territory and is subject to a number of limitations and conditions placed on the franchise.  These limitations and conditions include, but are not limited to: (i) staffing requirements, including a general manager and a minimum number of salespeople (“Account Executives”) based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements.  New Horizons reserves the exclusive right to deliver New Horizons branded e-learning within all territories on behalf of the franchise network.  New Horizons and its franchisees have revenue sharing arrangements for sales of New Horizons e-learning offerings sold in a franchisee’s territory.  In addition, there are certain restrictions on the franchisees’ rights to transfer the franchise license.  New Horizons also maintains a “right of first refusal” if a transfer effects a change of control of the franchise.  The agreement also contains default and termination remedies.

The franchise agreement includes non-competition restrictions which prohibit franchisees for one year after termination from: (i) competing with New Horizons during the term of the franchise agreement and for one year after termination of the franchise within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by the New Horizons or any of its affiliated corporations to leave his or her employment.

Franchisees generally have six months from the date of the execution of the franchise agreement to open a center and to commence operations.

International

Initial Franchise Fees

Initial franchisee fees and territories for international franchises are market/country specific.  Internationally, the Company has unit franchises and master franchises.  Master franchise agreements provide franchisees with the right to award subfranchises to other parties within a particular region.  The master franchisee pays an initial master franchise fee based upon the expected number of subfranchises to be sold and the size of the market.

The initial franchise fee is payable upon execution of the franchise agreement and is not refundable under any circumstances.  Unit franchise agreements have substantially the same terms as the master franchise agreements.

Royalties

In addition to the initial franchise fee, international franchisees typically pay the following fees to New Horizons:

•                  Unit Franchisees – a monthly continuing royalty fee, equal to the greater of a defined percentage of monthly gross revenues averaging 5%, or a minimum flat fee.

•                  Master Franchisees – 40% of royalties received from their unit subfranchises, plus royalties on their owned centers averaging 5% of monthly gross revenues.

Master Franchise Agreement

Master franchise agreements govern the relationship between the Company and its master franchisees.  Upon the execution of a master franchise agreement, a master franchisee receives a territory, which is typically a country or a region encompassing multiple countries.  The territory is a “limited exclusive” territory in that New Horizons agrees not to own or franchise any other New Horizons training center, provided the franchisee operates in compliance with the terms of its respective master franchise agreement.  Unless the master franchise agreement terminates or is amended by mutual agreement, a territory is not altered.  Franchises are expected to market their business exclusively to customers located within the defined territory.  Under the master franchise agreement, the master franchisee may license and service a number of third party unit subfranchises operated by persons other than the master franchisee, as specified in the master franchise agreement, and own and operate at least one New Horizons location under a separate unit franchise agreement.  The master franchisee is responsible for the pre-opening and ongoing support of the subfranchises.  The Company shares in the proceeds of the subsequent sub-franchises sales with the master franchisee.  Each master franchise agreement runs for an initial term of ten years and is renewable for one additional ten-year term.  The master franchisee is expected to: (i) grant unit subfranchises in a form of subfranchise agreement as approved by New Horizons; (ii) perform and enforce against each unit subfranchise the terms of any unit subfranchise agreement it enters into; (iii) provide the initial training in the New Horizons system to each unit subfranchise; and (iv) provide ongoing support, consulting and assistance to each Unit Subfranchise after the initial training.  For these obligations the master franchisee retains 60% of the initial franchise fees and the ongoing royalties received from its unit subfranchises.

Franchisees generally have six months from the date of the execution of the franchise agreement to open a center and to commence operations.

Franchise Support

In return for the initial franchise fee and monthly royalty fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company’s operating headquarters in Anaheim, California, and one week of field training at the franchisee’s location; (ii) franchise and sales system information contained in the Company’s Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers; (iv) access to troubleshooting and business planning assistance; (v) access to the ELS program which coordinates a national/international referral system and delivery network of training for major clients, which have training requirements in multiple locations; (vi) periodic regional and international meetings and conferences; (vii) advisory councils and monthly communications; (viii) periodic training sessions delivered over the Internet for franchise staff; (ix) periodic classroom training events for franchise staff delivered at the corporate headquarters in Anaheim and (x) product, program or operational support via telephone from New Horizons personnel; and (xi) access to Company developed and maintained Center Management System (“CMS”) business support IT system and other proprietary processes.

Courseware Sales and Other

The Company earns revenue from the sale of courseware to franchises, administrative fees from the management of the ELS program, and application service provider fees and/or license fees for the Center Management System software program.

Customers

The Company’s customers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations and government agencies and municipalities seeking to improve and/or maintain the IT skills of their employees and consumers who are looking to gain additional skills to grow their career or change their career by gaining new IT skills.

The Company has segmented its customers into the following categories: consumers, small-sized businesses (companies with revenues between $10 and $100 million and 50 –100 employees), medium businesses (companies with revenues between $100 million and $1 billion and 500 – 5,000 employees), enterprise-sized businesses (companies with revenue over $1 billion and over 5,000 employees) and government agencies. Each segment has distinctly different selection criteria for training. Consumers primarily need certification training for software and operating systems and technology training for the advanced technologist to gain employment in the IT industry or grow his or her IT career. Businesses require technology training for the advanced technologist as well as certification training but also require desktop applications training. Businesses also require training solutions that are aligned with the businesses’ strategic goals.  These solutions can range from the relatively simple to very complex. Both consumers and business rate quality of instructors and content, client service and successful outcomes as the main criteria when selecting a learning provider. Enterprise and government clients also require training solutions that can be successfully implemented on a global scale

No single customer accounted for more than 10% of New Horizons revenues in 2006.

Sales and Marketing

The Company utilizes a consultative sales model in order to fully understand client business and training issues. This collaborative approach with clients allows the sales representative to identify opportunities for solving these issues through the many training offerings the Company provides.  This sales model also serves to build relationships with clients, garnering repeat business by not only selling training but providing client service throughout the entire training project. According to a client survey conducted in the second half of 2006, client service is a key selection criterion when selecting a training vendor. In order to further penetrate each market segment, the Company will continue to expand its client service capabilities with strategies, tools, technology, processes and resources that further increase the ease of doing business with the Company.

The target sales areas for sales and marketing representatives are primarily local and regional.  Sales opportunities that involve national and international accounts, and involve delivery of training at multiple locations, are supported by sales personnel within the Company’s Enterprise Learning Solutions (“ELS”) program.

The ELS program is designed to market computer training services to government agencies and commercial customers that have dispersed domestic and/or international facilities and training needs.  This program provides New Horizon’s national and international customers with a single point of contact to the entire New Horizon’s network of training and support services.

All sales functions are supported by a wide breadth of marketing tools including web sites, printed material, email marketing, event marketing tools, public relations and trade show support.

Competition

The IT training industry is highly competitive, highly fragmented, has low barriers to entry and has no single competitor which accounts for a dominant share of the market.  The Company competes with in-house training departments, independent education and training organizations, computer retailers, computer resellers and others.  The emergence of technology-based training has segmented the IT training industry between entities that offer e-learning products, instructor-led training, or blended solutions like those offered by the Company.

Periodically, some of these competitors offer instruction and course content similar to those offered by New Horizons at lower prices.  In addition, some of these competitors may have greater financial strength and resources than New Horizons. The Company recognizes that the emergence of technology-based training, primarily consisting of e-learning and computer-based training, is an important and growing competitive development in the industry.

In-House Training Departments

In-house training departments provide companies with the highest degree of control over the delivery and content of IT training, allowing for customized instruction tailored to specific needs.  However, according to IDC, the demand for outsourced training is expected to grow as more companies switch to outside training organizations for their real-time training needs and course development, to broaden the range of content available to their employees, and to control overhead costs of in-house instructors’ salaries and benefits.

Independent Training Organizations

Independent training organizations are generally small and focus on local or regional markets.  The Company competes directly with these firms, as well as national and international firms and networks in the instructor-led training market.  The larger national and international firms or networks include Learning Tree, Global Knowledge, Azlan, NIIT, Aptech, Informatics and United Training.  These firms or networks provide similar curriculum and operate in many of the same markets as New Horizons.

Technology-Based Training

In 2001, the Company introduced its e-learning product offering with Online LIVE, its synchronous virtual classroom product (i.e., webinar training), and Online ANYTIME, its asynchronous self-paced product.  The Company’s primary competitors in the e-learning environment include Skillsoft, NETg and Element K.

The Company believes its future success depends on, among other factors, the market’s continued acceptance of instructor-led training as the preferred delivery method for IT training and the Company’s ability to successfully capitalize on the potential of blended solutions that combine instructor-led training with technology-based training delivery methods.  An offering that the Company believes addresses this market need is the Company’s proprietary Mentored Learning Program.  The combination of the Company’s market presence, the depth and breadth of its course offerings, its ability to provide multiple delivery options, its centralized control of contracting with and delivery to national or international customers, its status as the world’s largest network of Gold Microsoft Partners for Learning Solutions, and its organized and disciplined sales system distinguishes the Company from its competitors.

Employees

As of December 31, 2006, the Company employed a total of 359 individuals in its corporate operations and company-owned facilities.  Of these employees, 73 are instructors, 88 are account executives and 198 are administrative and executive personnel.  New Horizons also utilizes the services of outside contract instructors to teach certain primarily technical certification programs that require certified instructors with specialized skills.

None of New Horizons’s employees are represented by  labor organizations or covered by collective bargaining agreements.  New Horizons has not experienced work stoppages and considers relations with its employees to be good.

Regulations

The offer and sale of franchises and business opportunities are subject to regulation by the United States Federal Trade Commission, as well as many state and foreign jurisdiction regulation.  Numerous state laws also regulate the ongoing relationships between franchisors and franchisees, including the termination, transfer, and renewal of franchise rights.

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

Trademarks

The Company has trademark registrations for the trademark “New Horizons” and for other trademarks incorporating the words “New Horizons”, including “New Horizons Classroom Learning”, “New Horizons Online Live Learning”, “New Horizons Online Anytime Learning”, and “New Horizons Integrated Learning.”  Additionally, the Company has pending trademark applications for “Mentored Learning”, “Online Live” and “Learning Port”.   The Company believes that the New Horizons name and trademarks are important to its business.  The Company is not aware of any pending or threatened claims of infringement or challenges to the Company’s right to use the New Horizons name and trademarks in its business.  However, the Company has been previously advised that it cannot register the trademark “New Horizons” in certain foreign countries.  The Company believes that the inability to register certain of its trademarks in certain foreign countries will not have a material adverse effect on its financial condition or results of operations.

Item  1A.           Risk Factors

The following is a discussion of certain significant risk factors that could potentially negatively impact our financial condition, performance and prospects.  In addition to the other information contained in this report, the reader should carefully consider the following factors in evaluating the Company.

Risks Related to our Business and Operations

Failure to raise additional capital to fund future operations could harm our business and results of operations.

We may be unable to raise additional capital in the future to meet our liquidity needs and finance our operations and future growth.  We do not believe our cash and cash equivalents and our cash flow will be sufficient to meet our cash requirements for the next twelve months. As a result, we need to raise additional capital or sell certain of our assets.  The sale of additional equity would result in additional dilution to existing stockholders.  Further, we may be unable to raise any such capital on acceptable terms, or at all.  Failure to raise additional funds may adversely affect our ability to achieve its intended business objectives.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

We may not be able to achieve profitability in the future.

We have incurred significant losses in 2004, 2005 and 2006 and we may be unable to achieve profitability in the future.  Future revenues and profits, if any, will depend upon various factors, including continued market acceptance of our products and services.  Since 2002, we have experienced a significant decrease in revenues.  In addition, we continue to incur significant fixed costs, including expenses for facility leases, instructors, sales and marketing, product development, and personnel.  We cannot assure our shareholders that our business will not continue to decline or when or if performance will improve.  We have experienced recurring losses, has an accumulated deficit and negative working capital.  Essentially all of our assets are encumbered and we are not able to meet some short term obligations in a timely manner.  These factors raise substantial doubt as to our ability to continue as a going concern.

Fluctuations in our quarterly results may adversely affect the implementation of our business strategy.

Our revenues and profitability may fluctuate as a result of many factors, including the size, timing, and product mix of orders and the training spending patterns of our customers.  The timing of our revenues is difficult to forecast because our sales cycle is relatively long and our services are affected by the financial conditions and management decisions of our clients, as well as general economic conditions.

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments such as the timing of the delivery of training to customers, affect our revenue recognition policy.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Competition in our industry is intense and could adversely affect our performance.

Our industry is intensely competitive, rapidly evolving, and subject to technological change.  Demand for particular courseware products, systems hardware, and services may be adversely affected by the increasing number of competitive products from which a prospective customer may choose.  We compete primarily against other organizations offering educational and training software and services.  Our competitors include several large companies with substantially greater financial, technical, and marketing resources than ours such as comprehensive curriculum software publishers, companies providing single-title retail products, Internet content and service providers, and computer hardware companies.  Existing competitors may broaden their product lines and potential competitors may enter the market and/or increase their focus on e-learning, resulting in greater competition for us.  Increased competition in our industry could result in price reductions, reduced operating margins, or loss of market share, which could seriously harm our business, cash flows, and operating results.

Failure to retain our key executives or attract and retain qualified technical personnel could harm our business and operating results.

The loss of one or more of our executive officers or other key personnel could inhibit the development of our business and, accordingly, harm our business and operating results. Our future success depends in large part on the continued service of our key technical, marketing, and sales personnel and on our ability to continue to attract, motivate, and retain highly qualified employees.  Our key employees may terminate their employment with us at any time.  There is competition within the industry for such employees and the process of locating key technical and management personnel with suitable skills may be difficult and expensive.

Our future success will depend on our ability to adapt to technological changes and meet evolving industry standards.

We may encounter difficulties responding to technological changes that could delay our introduction of products and services or other existing products and services.  Our industry is characterized by rapid technological change and obsolescence, frequent product introduction and evolving industry standards.  Our future success will depend, to a significant extent, on our ability to enhance our existing products, develop and introduce new products and training methods, satisfy an expanded range of customer needs, and achieve market acceptance.  We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

Unless we maintain a strong brand identity, our business may not grow and our financial results may be adversely impacted.

We believe that maintaining and enhancing the value of the New Horizons brand is critical to attracting customers.  Our success in maintaining brand awareness will depend on our ability to continuously provide technology educational programs which students value.  We cannot guarantee that we will be successful in maintaining our brand equity.  In addition, to attract and retain customers and to promote and maintain the New Horizons brand, we have spent and may need to continue spending significant resources on a brand-enhancement strategy, which includes promotional programs and efforts by our field sales team and marketing staffs.  Incremental revenues from these activities may be insufficient to offset associated costs.

Misuse or misappropriation of our proprietary rights could adversely affect our results of operations.

Our success depends in part on our intellectual property rights to the products and services that we develop.  We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights.  Although we believe our products and services have been independently developed and that none of our products or services infringes on the rights of others, third parties may assert infringement claims against us in the future.  We may be required to modify our products, services or technologies or obtain a license to permit our continued use of those rights.  We may not be able to do so in a timely manner or upon reasonable terms and conditions.  Failure to do so could harm our business and operating results.

Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

We have identified significant weaknesses in our internal controls relating to company level controls, segregation of duties, revenue recognition processes, and period-end closing processes.  As a result of the above mentioned significant weaknesses, there is a significant possibility that our current and future annual or internal financial statements could contain material misstatements.  As a result, our business and operating results could be harmed, investors and others could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

The Company is susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

We market our services worldwide.  We operate franchises in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asia Pacific region.  We expect to continue franchise expansion in additional countries.  Expansion of its existing international operations and entry into additional countries will require management attention and financial resources.  In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences.  To the extent that we do not manage our  international operations successfully, our business could be adversely affected and its revenues and earnings could be reduced.

Risks Relating to Ownership of Our Common Stock

The trading price of our common stock may be volatile and could decline.

The market price for our common stock is volatile and may decline in the future for a variety of reasons,

including:

•                  quarterly variations in our operating results;

•                  real or perceived lack of trading liquidity in the Company’s stock;

•                  an inability to attract coverage by security analysts or changes in earnings estimates by analysts;

•                  announcements of new contracts or service offerings by us or our competitors;

•                  disputes or other developments concerning proprietary rights, including patents and litigation matters;

•                  departures of key personnel;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; and

•                  general market conditions.

In addition, the stock market and the Pink Sheets in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies in recent years.  These fluctuations may continue to occur and disproportionately impact the price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows, or results of operations.

Our charter documents and Delaware law may discourage an acquisition of New Horizons that could deprive our stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Provisions of our certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  We have issued, and may hereafter issue, shares of preferred stock without stockholder approval and upon such terms as our board of directors have negotiated.  Our issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or discourage a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition.  Our certificate of incorporation and by-laws provide that special stockholders meetings may be called only by our board of directors. As such, any third-party takeover not supported by the board of directors could be subject to significant delays and difficulties.  Further, our certificate of incorporation provides for staggered three-year terms for our directors and for special voting and other requirement for business combinations with parties owning 15% or more of our common stock.  Such provisions also inhibit takeover efforts of third parties.

The ability for investors to buy and sell our common stock is severely limited.

Our common stock was delisted by the NASDAQ Global Stock Market on July 22, 2005 for failure to satisfy a continued listing rule or standard.  As a result, the ability of investors to buy and sell our common stock is severely restricted.

There is only a limited market for our Common Stock as a “Penny Stock.”

A limited public market currently exists for our common stock on the Pink Sheets.  In the future, there can be no assurance that a more active public market for our common stock will ever develop or be sustained.  Our common stock is also subject to the penny stock rules.  The term “penny stock” generally refers to low-priced, speculative securities of very small companies.  Before a broker-dealer can sell a penny stock, Securities and Exchange Commission (“SEC”) rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement for the transaction.  The broker-dealer must furnish the customer with a document describing the risks of investing in penny stocks.  The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade.  Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These requirements make penny stocks more difficult to trade.

Since our Common Stock is subject to the penny stock rules, the market liquidity of our Common Stock may be adversely affected.

Item 1B.              Unresolved Staff Comments

None

Item 2.                       Properties

We lease approximately 20,279 square feet of office space in Anaheim, California for our corporate headquarters under a lease that expires in July 2008.  In addition, we lease facilities for our international operations in Singapore, the Netherlands and for our training centers.

As of December 31, 2006, New Horizons operated training centers at 13 leased facilities in California, Colorado, Indiana, New York, Illinois and Ohio, with leases that expire from 2007 to 2014.  The total leased office space of these centers is approximately 208,000 square feet. The Company is a sublessor in two of the company-owned training centers that were sold in 2006 with total leased space of approximately 42,000 square feet. One sublease was terminated in January 2007. The other sublease expires in 2011.

The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable substitute space will be available as needed to accommodate any expansion of operations and for additional training centers or offices, if necessary.

Item 3.                       Legal Proceedings

(All dollars in thousands)

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

During the fourth quarter of 2004, the Company agreed to settle a putative class action lawsuit filed by two former employees of the Company.  The Company settled the matter with a class comprised of persons employed by the Company as instructors during the class period from July 29, 1998 through December 31, 2002.  The Company paid a settlement amount of $1,700 on May 20, 2005 to the class members in consideration of the full and final compromise, settlement and dismissal with prejudice of the litigation and all claims that have been or could have been asserted therein, on and subject to the terms and conditions of a Settlement Agreement entered into on December 29, 2004.

On May 10, 2004, the Company reached a settlement of certain environmental liabilities in the amount of approximately $557 in connection with the sale of its environmental remediation business in 1996.  This amount was paid during the second quarter of 2004.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  See also Note 13 “Commitments and Contingencies” to the Company’s consolidated financial statements.

Item 4.                       Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5.        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Pink Sheets under the symbol “NEWH.PK.”  The following table sets forth the range of high and low closing quotations per share of common stock from January 1, 2005, through December 31, 2006, as reported on the Pink Sheets.  The quotations below do not reflect the retail mark-up, markdown or commissions and may not represent actual transactions.

2007		HIGH	LOW
1st Quarter	(January 1 - March 31)	$1.15	$0.80
2nd Quarter (Stub)	(April 1 - May 31)	$1.00	$0.84

2006		HIGH	LOW
1st Quarter	(January 1 - March 31)	$0.72	$0.60
2nd Quarter	(April 1 - June 30)	$1.01	$0.55
3rd Quarter	(July 1 - September 30)	$1.25	$0.75
4th Quarter	(October 1 - December 31)	$1.15	$0.58

2005		HIGH	LOW
1st Quarter	(January 1 - March 31)	$5.52	$3.69
2nd Quarter	(April 1 - June 30)	$4.40	$3.16
3rd Quarter	(July 1 - September 30)	$4.95	$1.95
4th Quarter	(October 1 - December 31)	$2.80	$0.70

Holders

As of June 15, 2007, the Company’s common stock was held by 395 holders of record.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock and has no intention to declare or pay cash dividends in the foreseeable future.  The Company currently intends to retain any future earnings to finance the growth of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	2,071,091	$3.77	178,909
Equity compensation plans not approved by security holders	—	—	—
Total	2,071,091	$3.77	178,909

(1)  Represents options granted under the Company’s Omnibus Equity Plan.

See Note 12 “Stockholders’ Deficit” to the Company’s consolidated financial statements for additional discussion.

Recent Sales of Unregistered Securities

(All numbers in thousands, except per share data)

The Company believes that the transactions described below with respect to the issuance of option and restricted stock grants to our employees and directors were exempt from the registration requirements of the SEC Securities Act of 1933, (“1933 Act”) by reason of section 4(2) thereunder.

•     In August 2006, the Company sold 108,695 shares of common stock at $0.92 per share which represented the Pink Sheet’s market price of our common stock on the date of sale.  The sale was made to the Company’s Chief Executive Officer per the terms of his employment agreement dated July 5, 2006.  See Item 11 to this Annual Report on Form 10-K.

•     In July 2006, the Company entered into a credit agreement for $4,000 which included the conversion of 1,638,398 shares of outstanding Series A preferred stock for 174,693 shares of Series B preferred stock along with the issuance of warrants to purchase 2,666,667 shares of common stock at $1.50.  See Note 12 “Stockholders’ Deficit” to the Company’s consolidated financial statements.

Item 6.                       Selected Financial Data

(All numbers in thousands, except per share data)

The following table presents selected financial data for 2006 along with the four previous fiscal years.  The selected financial data has been restated from previous presentations and the effects of these adjustments are discussed in notes (A), (B) and (C) below.  The information set forth below should be read together with the financial statements, and related notes, attached to this report as well as the information included in Item 7 of this report.

				2003	2002
Fiscal year ended December 31	2006	2005	2004	(C)	(A)/(B)
Revenue	$76,680	$106,421	$119,925	$131,396	$131,322
Operating loss	(2,415)	(6,223)	(22,504)	(1,776)	(52,645)
Net loss attributable to common shareholders	(2,233)	(9,411)	(23,170)	(25,523)	(53,619)
Basic loss per share attributable to common shareholders	(0.21)	(0.90)	(2.22)	(2.45)	(5.20)
Cash and cash equivalents	795	3,798	6,652	10,850	5,085
Total assets	27,610	39,253	48,258	68,785	109,307
Other current liabilities	15,243	22,355	27,272	12,284	18,228
Stockholders equity (deficit)	$(4,655)	$(3,283)	$(1,967)	$21,194	$45,947

(A)         Revenue has been decreased by $4,381 in 2002 from amounts previously reported in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002, to reflect (i) the proper treatment of revenues on a net basis when the Company acts primarily as an agent and (ii) the reclassification of the monthly marketing and advertising fee, which is paid by the Company’s franchisees to network-wide promotions.

(B)         Operating loss and net loss have been reduced by $342 and $226, respectively, and basic earnings per share has been increased by $0.02 per common share, from amounts previously reported in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002 due to the allocation of deferred rent expense from fiscal year 2003.

(C)         See Note 2 “Prior Period Adjustments” and Note 3 “Supplemental Financial Information (Restated and Unaudited) to the Company’s consolidated financial statements for the year ended December 31, 2005 within our Current Report on Form 8-K dated February 20, 2007.

Item 7.                       Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations 2006 Versus 2005
(in thousands)

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2006	2005	2004
Revenues:
Franchising	1%	1%	2%
Royalties	22%	15%	12%
Courseware sales and other	14%	14%	14%
Total franchising revenue	37%	30%	28%

Company-owned training center revenues	63%	70%	72%
Total revenue	100%	100%	100%

Cost of revenue	54%	55%	61%
Selling, general and administrative expenses	48%	49%	50%
Impairment of fixed assets	1%	2%	2%
Impairment of goodwill	—%	—%	6%
Operating loss	(3)%	(6)%	(19)%

Other loss	(1)%	—%	—%
Gain on sale of company-owned training centers	2%	—%	—%
Interest expense	—%	—%	—%
Interest income	—%	—%	—%
Loss before income taxes	(2)%	(6)%	(19)%
Provision for income taxes	(1)%	(1)%	—%
Net loss	(3)%	(7)%	(19)%

Balances of less than 1% of revenues are not disclosed in this table.

Revenues

Revenues totaled $76,680 during the year ended December 31, 2006, a decrease of $29,741, or 28%, from $106,421 in 2005.  The decrease in revenue is the result of a decrease in company-owned location revenue of $26,327 and a decrease in franchising revenues of $3,414.

Company-Owned Training Centers

Company-owned training centers earned revenue of $48,717 for the year ended December 31, 2006, a decrease of $26,327, or 35%, from $75,044 in 2005.  The decrease is primarily due to a decrease in the number of company-owned training centers from 14 to 6 at year-end 2006, decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training.  The Company has decided to reduce significantly the number of company-owned training centers and to refocus its resources and managerial energies on its franchising operations.  Consumer sales accounted for approximately 17% and 21% of company-owned training center sales in 2006 and 2005, respectively, and corporate sales accounted for approximately 83% and 79% of company-owned training center sales in 2006 and 2005, respectively.

Franchising Operations

Franchising revenues totaled $27,963 during the year ended December 31, 2006, a decrease of $3,414, or 11%, from $31,377 in 2005.  The decrease in franchising revenues resulted primarily from a decline in courseware sales and franchise fees partially offset by an increase in royalties.

Franchise fees totaled $816 during the year ended December 31, 2006, a decrease of $291, or 26%, from $1,107 in 2005.  The decrease is primarily due to decreased franchise sales in international markets offset by fees from refranchising company-owned training centers during 2006.

Franchise royalties totaled $16,696 during the year ended December 31, 2006, an increase of $1,297, or 8%, from $15,399 in 2005.  The increase is due to an increase in North American royalties as a result of refranchising seven company-owned training centers during 2006 and increasing royalty rates and minimums required under terms of respective franchise agreements.  International royalties in 2006 were unchanged from 2005.  The North American IT training market has remained soft as corporate spending on IT training and infrastructure has been weak and available consumer training financing on acceptable terms has been limited.  The number of North America reporting franchise locations increased from 83 in 2005 to 93 in 2006, including the seven centers refranchised during 2006.  The number of international franchises decreased from 111 reporting locations in 2005 to 108 locations during 2006.

Courseware sales and other revenues totaled $10,451 during the year ended December 31, 2006, a decrease of $4,420, or 30%, from $14,871 in 2005.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-learning and non e-learning products, and other revenues and fees.  The decrease is primarily due to the mid-year 2006 loss of the Company’s main licensed software training courseware contract, pricing pressure and commoditization of self-paced asynchronous e-learning products, partially offset by growth in synchronous, facilitated virtual classroom events.

System-wide Revenues

System-wide revenues, totaled $363,278 during the year ended December 31, 2006, a decrease of $5,018, or 1%, from $368,296 in 2005.  The decrease in system-wide revenues is primarily due to a decrease in North American system-wide revenues offset by increases in international system-wide revenues.  System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $41,841, or 55% of revenue during the year ended December 31, 2006, a decrease of $16,463, or 28% from $58,304, or 55%, of revenue in 2005.  The decrease is primarily due to the decrease in the number of company-owned training centers during the year from 14 to 6, lower training activity at the company-owned training centers and the Company’s continued cost reduction efforts including headcount reductions and consolidation of training events.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $36,863, or 48% of revenue during the year ended December 31, 2006, a decrease of $15,126, or 29% from $51,989, or 49% of revenue in 2005.  The decrease is primarily due to the decrease in the number of company-owned training centers during the year from 14 to 6, the Company’s cost reduction efforts including reductions in leased space, decreases in salary, employee related expense and in commissions due to lower sales volumes.

Impairment of Fixed Assets

In 2006, the Company recorded a non-cash impairment charge of $391 against computer software used by the network which is being phased out and replaced with more current software.  This compares to a non-cash impairment charge of $2,351 incurred during 2005 against fixed assets at the Company’s Chicago, Cleveland and New York City company-owned training centers.   The charges were pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The 2005 non-cash impairment charge is the result of continued operating and cash flow losses arising from these locations and a resulting decrease in the estimated fair value of each company-owned training center.  The estimated fair value of each company-owned training center was determined based on the greater of the estimated discounted cash flows of the company-owned training center or recent sales of comparable training centers within the Company’s franchise network.  Impairment testing was performed during 2006 and no further impairment charge was considered necessary at the company-owned training centers.  See also Note 4 “Property and Equipment” to the Company’s consolidated financial statements.

Impairment of Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or earlier, in the event of an impairment indicator.  Impairment testing was performed for the years ended December 31, 2006 and 2005 and no impairment charge was recorded for either year.  See also Note 5 “Goodwill” to the Company’s consolidated financial statements.

Gain/Loss on Sale of Company-Owned Training Centers

Gain on sale of company-owned training centers totaled $2,120 for the year ended December 31, 2006, an increase from a $329 loss in 2005.  The increase is attributable to gains from the sales of the San Antonio, Charlotte, Memphis, Nashville, Atlanta, Hartford and Albuquerque company-owned training centers in 2006.  See Note 14 “Gain/Loss on Sale of Company-Owned Training Centers” to the Company’s consolidated financial statements.

Interest Expense

Interest expense totaled $304 for the year ended December 31, 2006, an increase of $81 or 36% from $223 in 2005.  The increase is primarily due to a higher average debt balances maintained during the year.

Investment Income

Investment income totaled $293 for the year ended December 31, 2006, a decrease of $78 or 21% from $371 in 2005.  The decrease is primarily the result of lower average cash balances during the 2006 compared to 2005.

Income Tax Expense

Provision for income tax expense totaled $1,019 for the year ended December 31, 2006, an increase of $169 from $850 in 2005.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.  See also Note 6 “Income Taxes” to the Company’s consolidated financial statements.

Results Of Operations 2005 Versus 2004
(in thousands)

Revenues

Revenues totaled $106,421 during the year ended December 31, 2005, a decrease of $13,504, or 11%, from $119,925 in 2004.  The decrease in revenue is the result of a decrease in company-owned location revenue of $11,716 and a decrease in franchising revenues of $1,788.

Company-Owned Training Centers

Company-owned training centers earned revenue of $75,044 for the year ended December 31, 2005, a decrease of $11,716, or 14%, from $86,760 in 2004.  The decrease is primarily due to decreased consumer sales resulting from difficulty in obtaining third party financing solutions and lower corporate spending on IT training.  Consumer sales accounted for approximately 21% and 34% of company-owned training centers sales in 2005 and 2004, respectively, and corporate sales accounted for approximately 79% and 66% of company-owned training centers sales in 2005 and 2004, respectively.

Franchising Operations

Franchising revenues totaled $31,377 during the year ended December 31, 2005, a decrease of $1,788, or 5%, from $33,165 in 2004.  The decrease in franchising revenues resulted primarily from a decline in franchise fees and courseware sales partially offset by an increase in royalties.

Franchise fees totaled $1,107 during the year ended December 31, 2005, a decrease of $1,024, or 48%, from $2,131 in 2004.  The decrease is primarily due to decreased franchise sales in both domestic and international markets.

Franchise royalties totaled $15,399 during the year ended December 31, 2005, an increase of $1,003, or 7%, from $14,396 in 2004.  The increase is primarily due to an increase in international royalties, offset by a decline in North American royalties.  The North American IT training market has remained soft as corporate spending on IT training and infrastructure has been weak, the above mentioned reduction in consumer sales due to the lack of suitable financing alternatives, as well as a reduction in franchise reporting locations from 85 in 2004 to 83 in 2005.  The international business increased due to franchise growth from 102 reporting locations in 2004 to 111 locations during 2005.

Courseware sales and other revenues totaled $14,871 during the year ended December 31, 2005, a decrease of $1,767, or 11%, from $16,638 in 2004.  Courseware sales and other revenues is comprised primarily of revenues from the sale of licensed software training courseware, e-Learning and non e-Learning products, and other revenues and fees.  The decrease is primarily due to pricing pressure and commoditization of self-paced asynchronous e-Learning products partially offset by growth in synchronous, facilitated virtual classroom events.

System-wide Revenues

System-wide revenues, comprised of total Company revenue and total non-consolidated franchise revenue, totaled $368,296 during the year ended December 31, 2005, a decrease of $16,349, or 4%, from $384,645 in 2004.  The decrease in system-wide revenues is primarily due to a decrease in North American system-wide revenues offset by increases in international system-wide revenues, as mentioned above.  System-wide revenues are defined as the revenues from company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $58,304, or 55% of revenue during the year ended December 31, 2005, a decrease of $15,005, or 20% from $73,309, or 61% of revenue in 2004.  The decrease is primarily due to lower training activity at the company-owned training centers and the Company’s continued cost reduction efforts including headcount reductions and consolidation of training events.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $51,989, or 49%, of revenue during the year ended December 31, 2005, a decrease of $5,947, or 10%, from $57,934, or 48% of revenue in 2004.  The decrease is primarily due to the Company’s cost reduction efforts in addition to decreases in salary, employee related expense and commissions due to lower sales.

Impairment of Fixed Assets

During 2005, the Company recorded a non-cash impairment charge of $2,351 against fixed assets at the Company’s Chicago, Cleveland and New York City company-owned training centers.   The charges were pursuant to SFAS No. 144.  The non-cash impairment charge was the result of continued operating and cash flow losses arising from these locations and a resulting decrease in the estimated fair value of each company-owned training centers.  The estimated fair value of each company-owned training centers was determined based on the greater of the estimated discounted cash flows of the company-owned training centers or recent sales of comparable locations within the Company’s franchise network.  See also Note 4 “Property and Equipment” to the Company’s consolidated financial statements.

During 2004, the Company recorded a non-cash impairment charge of $1,868, of which $1,468 was against fixed assets at the Company’s Anaheim, Charlotte, Chicago, Cleveland, Memphis, Los Angeles and Sacramento company-owned training centers.  Another $400 of fixed assets was impaired at the Company’s corporate location in Anaheim.

Impairment of Goodwill

An impairment indicator identified during the third quarter of 2004, resulted in the Company recording a pretax impairment charge of $6,960 during the third quarter of 2004.  Impairment testing was performed for the year ended December 31, 2005 and no further impairment charge was recorded.  See also Note 5 “Goodwill” to the Company’s consolidated financial statements.

Loss on Sale of Company-Owned Training Centers

Loss on sale of company-owned training centers totaled $329 for the year ended December 31, 2005, an increase of $329 or 100% from $0 in 2004.  The increase is due to the sale of the Sacramento company-owned training center in 2005.

Interest Expense

Interest expense totaled $223 for the year ended December 31, 2005, a decrease of $124 or 36% from $347 in 2004.  The decrease is primarily due to lower average debt balances maintained during the year.

Investment Income

Investment income totaled $371 for the year ended December 31, 2005, a decrease of $111 or 23% from $482 in 2004.  The decrease is primarily the result of lower average cash balances during 2005 compared to 2004.

Income Tax Expense

Provision for income tax expense totaled $850 for the year ended December 31, 2005, a decrease of $86 from $936 in 2004. The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.  See also Note 6 “Income Taxes” to the Company’s consolidated financial statements.

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

Revenue Recognition

The Company earns revenue through its franchising operations and from the delivery of instructor-led and e-learning training courses by its company-owned training center.

The Company recognizes revenues from its company-owned training center operations for training vouchers, club memberships, and technical certification tracks.  Revenue is recognized based on estimates of the time period required to deliver training to customers over the service period.  These estimates differ from the straight-line method.  Combined, these products comprise a material amount of the Company’s consolidated revenues.  Management has determined that historical student attendance rates are the best estimate of how the Company will deliver training and recognize revenue to customers in the future.

The Company performs historical student attendance analyses on a quarterly basis.  In these analyses, the Company reviews approximately 15% of the sales transactions for its products, selected randomly, to determine the number of courses delivered under each arrangement and the time period between each course date and the invoice date.  Based on this data, the Company is able to determine the historical rates at which customers have attended class for each product type.  In order to provide customers with adequate time to take courses, the Company allows a period of one-year from the date of sale before performing student attendance analyses.  Historical student attendance data from the past eight quarterly analyses, or two years of trailing data, are combined to determine the estimates used in revenue recognition.

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

Upon completion of the historical student attendance analyses in the fourth quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and a increase in revenue of $1,109.  Upon completion of the historical student attendance analyses in the fourth quarter of 2005, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and a increase in revenue of $381.  For the twelve months ended December 31, 2004, the Company recorded a decrease in deferred revenue and a increase in revenue of $854.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred.  Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company’s e-learning products.  Deferred costs are charged to earnings at the same rate that the associated product revenues are recorded to earnings.  At December 31, 2006 and 2005, the Company’s deferred costs totaled $582 and $2,516, respectively, and is reported in prepaid expenses in the accompanying Consolidated Balance Sheet.

Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts. The Company records an allowance for bad debts based on the age of individual invoices. For the company-owned training centers, the percentage applied reflects each center’s historical experience of bad debts and mix of business. At December 31, 2006 and 2005, the Company’s allowance for doubtful accounts was $1,697 and $2,917, respectively.

Deferred Tax Asset

In preparing the consolidated financial statements the Company is required to estimate its income taxes for federal and state purposes.  This process involves estimating the actual current taxes together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue or the allowance for doubtful accounts, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.  The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance.  To the extent a valuation allowance is established or this allowance is increased in a period, an expense must be included within the tax provision in the consolidated statements of operations.

The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income.  In the recovery analysis, recent cumulative losses are provided greater weight than estimated future profitability.  As a result, in the absence of significant positive evidence indicating future taxable income is imminent, there is a presumption that a valuation allowance is required during periods of recent cumulative losses.  The Company performed an analysis of the deferred income tax assets and liabilities for the years ended December 31, 2006, 2005 and 2004 and determined that the additional net deferred tax asset generated in those years of $629, $2,681 and $7,907, respectively, required an equal valuation allowance, which brought the total valuation allowance at December 31, 2006, 2005 and 2004 to $34,848, $34,219 and $30,548, respectively.  See also Note 6 “Income Taxes” to the Company’s consolidated financial statements.

Accounting for Goodwill

The goodwill balances attributable to the Company’s franchising and company-owned locations reporting units are tested for impairment annually as of December 31 of each year and on an interim basis in the event of an impairment indicator.  The Company utilizes an outside valuation consultant in determining the fair value of its reporting units.  The consultant utilizes both the income approach and the market approach in determining fair value.  The consultant’s fair value estimates using the income approach utilize the Company’s best estimates of future operating performance.

The Company engaged an outside consultant to perform the annual goodwill impairment testing as of December 31, 2006 and 2005.  See also Note 5 “Goodwill” to the Company’s consolidated financial statements.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $795 as of December 31, 2006 compared to $3,798 as of December 31, 2005.  The decrease is primarily due to (i) net operating losses sustained by the Company for the year ended December 31, 2006, (ii) capital expenditures, and (iii) principal payments on the Company’s credit facility with Wells Fargo Bank (“Wells Fargo”), all offset by $4,000 of cash received from a secured loan agreement.  The outstanding amount related to the Wells Fargo debt was paid in full during 2006.

Cash used by operations was $7,018 for the year ended December 31, 2006, $618 above the 2005 level primarily due to net operating losses partially offset by non-cash charges for depreciation, amortization, impairment and gain on sale of assets.  During 2006, the Company spent $520 on capital equipment.  The Company has no material commitments to purchase property and equipment in 2007.  See also Note 6 “Property and Equipment” to the Company’s consolidated financial statements.  The Company made principal payments of $980 during 2006 on its credit facility with Wells Fargo and reduced its debt to Wells Fargo to $0 at December 31, 2006.  See also Note 3 “Debt” and Note 16 “Subsequent Events” to the Company’s consolidated financial statements for additional discussion.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist principally of various building and equipment operating leases.

The Company has $1,501 in restricted cash comprised of the following.  The Company has deposited $751 with state agencies to guarantee performance in various states in respect to providing training to consumers.  In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.  In addition, the Company has deposited $750 with landlords and banks to comply with contractual obligations.

The Company’s contractual obligations as of December 31, 2006 are shown below.

Payments due by period:

Contractual Obligations	Total	Less then 1 year	1-3 year	3-5 year	More then 5 years
Long-term debt	$4,000	$—	$4,000	$—	$—
Capital leases	285	109	124	52	—
Operating leases - building	20,300	7,032	10,865	7,528	4,875
Operating leases – equipment	472	219	215	38	—
Total	$35,057	$7,360	$15,204	$7,618	$4,875

As described in Note 16 “Subsequent Events” of the accompanying consolidated financial statements, the Company sold its Chicago and Cleveland company-owned training centers on March 31, 2007, as well as its Anaheim company-owned training center on May 30, 2007.  In addition, the Company has letters of intent to sell its New York City company-owned training center which it expects will close prior to the end of 2007. From time to time, the Company may evaluate other acquisition or divestiture opportunities that appear to fit within its overall business strategy.

During 2006, the Company raised approximately $4,000 through the issuance of debt to support continuing operations and liquidity needs (See Note 3 to the consolidated financial statements).  The Company was in default of certain reporting covenants relating to the debt issuance at December 31, 2006.  The lenders have waived all defaults through the filing of this Annual Report on Form 10-K.  The Company believes its cash and cash equivalents and cash flows will not be sufficient to meet cash requirements for the next twelve months. The Company may need to sell additional equity, refinance the credit facility with certain lenders, or sell certain assets. The sale of additional equity would result in additional dilution to existing stockholders. Further, the Company may be unable to raise any such capital, on acceptable terms, or at all. Failure to raise additional funds may adversely affect the Company’s ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. See also Note 16 “Subsequent Events” to the Company’s consolidated financial statements for additional discussion.

The Company has experienced recurring losses, has an accumulated deficit and negative working capital and essentially all of its assets are encumbered.  The extent of the Company’s needs for additional liquidity will depend in part on its future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control. These factors include prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operations. Although the Company believes its strategic, operational and financial plans will be successful, there can be no assurance that the Company will successfully implement these plans. If the Company is not successful in implementing these plans, there could be a material adverse impact on the Company’s financial position and results of operations. Management cannot assure the Company’s shareholders that business will not continue to decline or when or if performance will improve.

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

As of December 31, 2006, the Company did not consider there to be any significant interest rate risk related to its $4,000 term loan. See additional discussion in Note 3 “Debt” to the Company’s consolidated financial statements.

As of December 31, 2005, the Company’s primary interest rate risk exposure results from floating rate debt on its credit agreement with Wells Fargo Bank.  The outstanding amount related to this debt was paid in full during 2006.

The Company’s risk exposure to fluctuations in foreign currency exchange rates is not material.

Item 8.                       Financial Statements And Supplementary Data

Page F-1 to F-32 is the report of our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP,  and the Consolidated Financial Statements of the Company along with applicable notes and the supplementary financial information specified by Item 302 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New Horizons Worldwide, Inc. and Subsidiaries
Anaheim, California

We have audited the consolidated balance sheets of New Horizons Worldwide, Inc. and Subsidiaries (the “Company”), as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Horizons Worldwide, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation to conform to Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Newport Beach, California
May 2, 2007

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in thousands, except per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$795	$3,798
Accounts receivable, net	7,661	13,828
Inventories, net	229	538
Prepaid expenses	1,316	3,953
Refundable income taxes	391	793
Other current assets	145	223
Total current assets	10,537	23,133

Property and equipment, net	3,008	3,366
Restricted cash	1,501	854
Goodwill, net	11,408	11,408
Other assets	1,156	492
Total assets	$27,610	$39,253

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,808	$4,303
Current portion of long-term debt	—	980
Deferred revenue	7,299	12,163
Other current liabilities	15,243	22,355
Total current liabilities	26,350	39,801

Long-term debt, excluding current portion	4,000	—
Deferred rent	1,559	2,464
Other long-term liabilities	356	271
Total liabilities	32,265	42,536

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock Series B, $.01 stated value, 200,000 shares authorized, 174,693 shares issued and outstanding at December 31, 2006. Liquidation preference of $37.50 per share	17	—
Convertible preferred stock Series A, $.01 stated value, 1,638,398 shares authorized, issued and outstanding at December 31, 2005. No shares issued and outstanding at December 31, 2006. Liquidation preference of $3.95 per share	—	16
Common stock, $.01 par value, 20,000,000 shares authorized; 10,745,353 and 10,636,658 shares issued; 10,560,353 and 10,451,658 shares outstanding at December 31, 2006 and 2005, respectively	107	106
Additional paid-in capital	54,164	53,809
Accumulated deficit	(57,645)	(55,616)
Note from officer and director	—	(300)
Treasury stock at cost - 185,000 shares at December 31, 2006 and 2005	(1,298)	(1,298)
Total stockholders’ deficit	(4,655)	(3,283)
Total liabilities and stockholders’ deficit	$27,610	$39,253

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2006, 2005, and 2004

(Dollars in thousands, except per share data)

	2006	2005	2004
Revenues
Franchising
Franchise fees	$816	$1,107	$2,131
Royalties	16,696	15,399	14,396
Courseware sales and other	10,451	14,871	16,638
Total franchising revenues	27,963	31,377	33,165

Company-owned training center revenues	48,717	75,044	86,760
Total revenues	76,680	106,421	119,925

Cost of revenues	41,841	58,304	73,309
Selling, general and administrative expenses	36,863	51,989	57,934
Loss on legal settlement	—	—	2,358
Impairment of property and equipment	391	2,351	1,868
Impairment of goodwill	—	—	6,960
Operating loss	(2,415)	(6,223)	(22,504)

Other income/(loss)	(704)	(26)	135
Gain/(loss) on sale of company-owned training centers	2,120	(329)	—
Interest expense	(304)	(223)	(347)
Investment income	293	371	482

Loss before income tax provision	(1,010)	(6,430)	(22,234)
Income tax provision	(1,019)	(850)	(936)
Net loss	(2,029)	(7,280)	(23,170)
Dividends on preferred stock	(204)	(2,131)	—
Net loss attributable to common stockholders	$(2,233)	$(9,411)	$(23,170)

Weighted average number of common shares outstanding - Basic	10,678,349	10,451,226	10,451,226

Weighted average number of common shares outstanding - Diluted	10,678,349	10,451,226	10,451,226

Basic and diluted loss per common share
Net loss per share attributable to common stockholders	$(0.21)	$(0.90)	$(2.22)

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(2,029)	$(7,280)	$(23,170)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,726	2,713	6,220
(Gain) loss on sale of company-owned training centers	(2,120)	329	—
Stock-based compensation	86	—	—
Impairment of goodwill	—	—	6,960
Impairment of property and equipment	391	2,351	1,868
Provision for losses on doubtful accounts	850	2,596	3,015
Cash (used in) provided from the change in:
Restricted cash	(647)	(854)	—
Accounts receivable	2,295	(2,592)	(3,557)
Inventories	(34)	309	436
Prepaid expenses and other assets	1,340	1,280	2,945
Refundable income taxes	402	183	(976)
Accounts payable	(153)	2,206	(2,170)
Deferred revenue	(3,790)	(1,953)	(5,622)
Other liabilities	(4,430)	(5,385)	15,430
Deferred rent	(905)	(303)	151
Net cash (used in) provided by operating activities	(7,018)	(6,400)	1,530

Cash flows from investing activities:
Additions to property and equipment	(520)	(276)	(2,205)
Proceeds from sale of property and equipment	12	75	—
Proceeds from sale of training centers	1,447	—	—
Proceeds from cash surrender value of life insurance	—	748	612
Net cash (used in) provided by investing activities	939	547	(1,593)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	9
Proceeds from issuance of common stock to officer	100	—	—
Proceeds from issuance of Series A preferred stock	—	5,440	—
Proceeds from issuance of debt	4,000	—	—
Costs from issuance of debt	(13)	—	—
Principal payments on capital leases	(31)	—	—
Principal payments on debt obligations	(980)	(2,441)	(4,144)
Net cash (used in) provided by financing activities	3,076	2,999	(4,135)

Net decrease in cash and cash equivalents	(3,003)	(2,854)	(4,198)

Cash and cash equivalents at beginning of period	3,798	6,652	10,850
Cash and cash equivalents at end of period	$795	$3,798	$6,652

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$335	$213	$335
Income taxes	$100	$107	$175

Noncash investing and financing activites:
Income tax benefit from the exercise of stock options	$—	$—	$1
Stock dividends and deemed dividends on Series A preferred stock	$204	$2,131	$—
Purchase of software	$1,725	$—	$—
Capital lease obligations incurred	$447	$—	$—
Forgiveness of officer note	$300	$—	$—

NEW HORIZONS WORDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years ending December 31, 2006, 2005, and 2004

(Dollars in thousands, except shares data)

	Convertible		Convertible				Additional				Total
	Preferred Stock Series B		Preferred Stock Series A		Common Stock		paid-in		Notes from	Treasury	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Accumulated Deficit	officer and director	stock	equity (deficit)

Balance at January 1, 2004	—	$—	—	$—	10,635,158	106	$48,563	$(25,166)	$(1,011)	$(1,298)	21,194

Issuance of common stock from exercise of stock options	—	—	—	—	1,500	—	8	—	—	—	8

Income tax benefit from the exercise of stock options	—	—	—	—	—	—	1	—	—	—	1

Net loss	—	—	—	—	—	—	—	(23,170)	—	—	(23,170)

Balance at December 31, 2004	$—	$—	$—	$—	10,636,658	$106	$48,572	$(48,336)	$(1,011)	$(1,298)	$(1,967)

Issuance of Series A preferred stock, net of offering costs	—	—	1,600,000	16	—	—	5,424	—	—	—	5,440

Beneficial conversion feature on issuance of Series A preferred stock	—	—	—	—	—	—	1,808	—	—	—	1,808

Deemed dividend on issuance of Series A preferred stock	—	—	—	—	—	—	(1,808)	—	—	—	(1,808)

Dividends on Series A preferred stock	—	—	38,398	—	—	—	(187)	—	—	—	(187)

Payment on note from director	—	—	—	—	—	—	—	—	711	—	711

Net loss	—	—	—	—	—	—	—	(7,280)	—	—	(7,280)

Balance at December 31, 2005	$—	$—	1,638,398	$16	$10,636,658	$106	$53,809	$(55,616)	$(300)	$(1,298)	$(3,283)

Conversion of Series A preferred stock to Series B preferred stock	174,693	17	(1,638,398)	(16)	—	—	170	—	—	—	171

Stock-based compensation expense	—	—	—	—	—	—	86	—	—	—	86

Sale of common stock to officer	—	—	—	—	108,695	1	99	—	—	—	100

Forgiveness of officer note	—	—	—	—	—	—	—	—	300	—	300

Net loss	—	—	—	—	—	—	—	(2,029)	—	—	(2,029)

	174,693	$17	$—	$—	$10,745,353	$107	$54,164	$(57,645)	$—	$(1,298)	$(4,655)

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

1.              Organization and Summary of Significant Accounting Policies

(a)                   Description of Business

New Horizons Worldwide, Inc. (“New Horizons” or the “Company”) owns and franchises computer-training centers.  The Company has two reporting units: company-owned training centers and franchising operations, both of which operate principally within the information technology (“IT”) training industry.  As of December 31, 2006, the company-owned training center reporting unit operated 6 wholly-owned computer training centers within the continental United States and generated revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills and healthcare information management.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials, English Language courses and e-learning products.  The franchising operations reporting unit has places of business in Anaheim, California; Leiden, The Netherlands; and Singapore.

(b)                   Going Concern and Liquidity Matters

The Company has experienced recurring losses, has an accumulated deficit and negative working capital.  The Company has incurred losses in 2006 and prior years and has an accumulated deficit of $57,645 as of December 31, 2006.  Substantially all of the Company’s assets are encumbered and the Company has experienced difficulty in meeting some short term obligations in a timely manner.  During 2006 and 2007, the Company has raised approximately $6,725 through the issuance of debt and from the sale of company-owned training centers.  These capital inflows, combined with cost cutting initiatives in 2006 have allowed the Company to continue operating through the date of this report.  However, there can be no assurance that capital can be raised in the future at terms the Company deems acceptable, or at all, or that cost cutting by itself can sustain the Company until such time as the operating performance improves.  The need for additional liquidity will depend on future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company’s business and operation.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(c)                    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant inter-company balances and transactions have been eliminated in consolidation.

(d)                   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

(e)                    Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company believes its estimates related to revenue recognition, deferred costs, and allowance for doubtful accounts to be the most sensitive estimates impacting financial position and results of operations.  Other significant estimates by management include: impairment analysis of long-lived assets, goodwill and deferred tax assets.  On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors.  The Company’s estimates as of the date of the consolidated financial statements reflect its best judgment giving consideration to all currently available facts and circumstances.  As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.  Changes in these estimates could potentially have a material impact on the presentation of the Company’s financial position or results of operations.  Actual results could differ materially from these estimates.

(f)                       Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with a maturity of less than 90 days when purchased.  The carrying amounts of cash and cash equivalents approximate their fair values due to their short maturities.

(g)                   Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts. The Company records and allowance for bad debts based on the age of individual invoices. For the company-owned training centers, the percentage applied reflects each center’s historical experience of bad debts and mix of business.

(h)                   Concentration of Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.  At December 31, 2006, the Company had $1,617 (of which $1,501 was restricted cash) in accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.  For the years ended December 31, 2006, 2005 and 2004, no single customer accounted for greater than 10% of consolidated revenues or consolidated accounts receivable.

(i)                      Revenue Recognition

The Company earns revenue through its franchising operations and from the delivery of instructor-led and e-Learning training courses by its company-owned training centers.

Franchising Operations

Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for e-Learning courses, and administration fees for courses delivered pursuant to the

Company’s Enterprise Learning Solutions (“ELS”) initiative, a program to service large corporate customers.

Initial franchise fees are charged to unit and master franchisees.  Unit franchisees receive the exclusive right to own and operate franchises within a certain territory.  Master franchisees receive an exclusive right to operate within a specific territory in which the master franchisee is able to award unit sub-franchises.  Initial franchise fees for master and unit franchises are recognized when all related franchise training and all material conditions or services related to the sale have been performed or satisfied by the Company.  Initial fees under unit and master franchise agreements are not refundable under any circumstance.

Unit franchisees and master franchisees are obliged to remit certain percentages of their gross revenue to the Company for continuing royalties, advertising fees, and marketing and distribution fees.  These fees are recognized as the underlying unit and master franchisee recognizes revenue.

The Company sells both licensed and internally developed courseware materials and curriculum to its franchisees.  Courseware sales are recognized upon shipment.  The Company utilizes a third party for the production of courseware items and fulfillment of orders placed by franchisees.  Franchisees may order courseware materials and curriculum through the Company or directly through the fulfillment house.  In transactions where the Company acts as a principal, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns, revenue is recognized on a gross basis.  In cases where the Company acts as an agent or broker and is compensated on a commission or fee basis, the Company recognizes only the net commissions or fees as revenue.

Per-student fees are charged to the franchisees for e-Learning courses delivered through the Online LIVE and Online ANYTIME formats.  Online LIVE courses are synchronous, interactive virtual classrooms that feature instructor-facilitated classes delivered over the Internet.  Student fees related to the sale of Online LIVE courses are recognized upon the delivery of the course.  Online ANYTIME courses are asynchronous, self-paced training courses which are similar in content to classroom instruction.  Online ANYTIME courses are delivered over the Internet over a period of one year.  Student fees related to the sale of Online ANYTIME courses are recognized on a straight-line basis over one year.

The Company’s ELS facilitates training for large organizations that have locations and training needs throughout the world.  The Company recognizes revenue, derived from fees based on a percentage of the covered training when the customer is invoiced.

Company-Owned Training Centers

Company-owned training centers earn revenue from the delivery of instructor-led and e-Learning computer training courses to individuals and employer-sponsored individuals from domestic and international, public and private corporations, service organizations and government agencies worldwide. Instructor-led learning programs allow students to choose from several options, including training vouchers, club memberships, technical certification programs, individual classes, and bootcamps.

Revenue associated with training vouchers, club memberships, technical certifications and bootcamps are recognized over time as the services are delivered, net of estimated returns and refunds.

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the fourth quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $1,109.  Upon completion of the historical student attendance analyses in the fourth quarter of 2005, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $381.  Upon completion of the historical student attendance analysis in the fourth quarter of 2004, the adjustments to deferred revenue amounted to a decrease in deferred revenue and an increase in revenue of $854.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

(j)                       Inventories

Inventories are stated at the lower of cost or market.  Inventory costs are determined using the first-in, first-out (“FIFO”) method.  Inventories consist primarily of courseware materials, books, and kits.  At December 31, 2006 and 2005, the Company maintained an inventory valuation allowance of $23 and $208, respectively.

(k)                   Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis, based upon the estimated useful lives of the various asset classes.  The estimated useful lives are as follows:

Computer equipment and software	3 to 5 years

Furniture and fixtures	5 to 10 years

Leasehold improvements	Useful life or term of lease, if shorter

Costs incurred related to repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred.  The cost and accumulated depreciation on property and equipment sold, retired, or otherwise disposed of is removed from the respective accounts and the resulting gains and losses are reflected in other income.

(l)                      Valuation of Long-lived Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Company performs impairment tests on its long-lived assets if an event or circumstance indicates that the carrying amount of the long-lived assets may not be recoverable.  During the year ended December 31, 2006, the Company recorded long-lived asset impairment charges related to computer software of $391.  During the years ended December 31, 2005 and 2004, the Company recorded long-lived asset impairment charges related to fixed assets held for use at its company-owned training centers totaling $2,351 and $1,868, respectively.  The fair value of each impaired asset group was determined to be the greater of the estimated discounted cash flows of the company-owned training center or the current sales price of like asset groups, which was based on historical sales by the Company.  See also Note 4 “Property and Equipment” to the Company’s consolidated financial statements for additional discussion.

(m)                 Goodwill

Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill as of January 1, 2002.  The goodwill balances attributable to the Company’s franchising reporting unit are tested for impairment annually as of December 31 of each year and on an interim basis if events or circumstances exist which suggest that goodwill may be impaired.  Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  The Company utilizes an outside valuation consultant in determining the fair value of its reporting units.  Both the income approach and the market approach are utilized.

No impairment was recorded related to the franchising reporting unit during 2006, 2005 or 2004.   All goodwill related to the company-owned location reporting unit was fully impaired as of December 31, 2004 and was accordingly written off.  See also Note 5 “Goodwill” to the Company’s consolidated financial statements for additional discussion.

(n)                   Income Taxes

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

The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income.  In the recovery analysis, recent cumulative losses are provided greater weight than estimated future profitability.  As a result, due to the absence of significant positive evidence indicating that future taxable income is imminent combined with a decline in the Company’s business and decreasing revenues, and significant recent losses, the Company concluded that a valuation allowance was required as of December 31, 2006 and 2005.  See also Note 6 “Income Taxes” to the Company’s consolidated financial statements for additional discussion.

(o)                   Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As all options awards granted prior to the adoption date are fully vested, prior periods will not reflect restated amounts.

During 2006, the Company granted 1,151,000 stock options to employees. As a result, the Company recognized approximately $86 of share-based compensation expense related to the adoption of SFAS 123R which is included in the Company’s results of operations as of December 31, 2006.

Effects of SFAS 123R	December 31, 2006
Share-based compensation effect on operating loss	$86
Income taxes	—
Net share-based compensation effect on operating loss	$86

Share-based compensation effect on basic net loss per share	$0.01

Share-based compensation effect on diluted net loss per share	$0.01

The 2006 compensation expense was determined by calculating the fair value of each option grant using the Black-Scholes-Merton option-pricing model assuming risk-free interest rate of 4.9%, volatility of 99%, and zero dividend yield with expected lives of 1 to 3 years.

The total fair value of stock options granted was $379, $1,230 and $2,295 during the year ended December 31, 2006, 2005 and 2004, respectively.  At December 31, 2006, unrecognized compensation cost related to stock options outstanding as of December 31, 2006 was $299 ($179 after income taxes), which is expected to be recognized over a weighted average remaining vesting period of approximately 2 years.

Prior to January 1, 2006, the Company elected to follow the fair value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.  Under the fair value based method, compensation cost is recorded based on the fair value of the award at the grant date and is recognized over the service period. No stock-based employee compensation expense related to stock options was reflected in net income prior to January 1, 2006.

Had compensation expense been recognized in 2005 and 2004, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004

Net loss, as reported	$(7,280)	$(23,170)
Less: Stock dividend and deemed dividend on Series A Preferred Stock	(2,131)	—
Net loss attributable to common stockholders	(9,411)	(23,170)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,302)	(1,071)
Net loss, pro forma	$(10,713)	$(24,241)

Basic Loss Per Common Share
As reported	$(0.90)	$(2.22)
Pro forma	$(1.03)	$(2.32)

Diluted Loss Per Common Share
As reported	$(0.90)	$(2.22)
Pro forma	$(1.03)	$(2.32)

The fair value of each option grant was calculated using the Black-Scholes-Merton option-pricing model assuming risk-free interest rates of 4.5%, volatility of 98%, and zero dividend yield for 2005; risk-free interest rates of 3.3%, volatility of 77%, and zero dividend yield for 2004; with expected lives of four to ten years.

Restricted Stock

Pursuant to the terms of the restricted stock agreement (the “Restricted Stock Agreement”), the Company granted the Company’s Chief Executive Officer (“CEO”) 350,000 shares of Common Stock (the “Restricted Shares”), subject to the Company’s reaching certain performance goals. Under the terms of the Restricted Stock Agreement, if the Company reaches an Adjusted EBITDA (as defined in the Restricted Stock Agreement) of (i) $5,000,000 in any consecutive twelve month period ending on or before June 30, 2009, or (ii) $1,250,000 during the three months ending June 30, 2009, 175,000 of the Restricted Shares will vest. If the Company reaches its performance target of $7,000,000 in Adjusted EBITDA during any consecutive twelve month period ending on or before June 30, 2011, an additional 175,000 shares of the Restricted Shares will vest. Unvested shares will be held by the Company in escrow, and the CEO will be entitled to vote and receive dividends on such escrowed shares. In the event that death or disability occurs during employment, the unvested shares will vest if the twelve month performance target is achieved during the calendar twelve month period ending immediately following such death or disability, or if the three month target is reached during the calendar three month period ending immediately following such death or disability. All rights to unvested shares are forfeited upon termination of employment. The Restricted Shares will vest immediately upon a Change in Control (as defined in the Restricted Stock Agreement). The Restricted Shares may not be assigned, transferred or otherwise encumbered until the shares have vested.  The CEO is restricted from transferring or reselling the common stock issued to him upon vesting of the Restricted Shares until such time as such securities are eligible for resale, subject to the volume and manner of sale limitations, under Rule 144.  As of December 31, 2006, none of the restricted stock had vested and compensation expense has not been recognized in the Company’s consolidated financial statements.

(p)                     Loss Per Share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The Company’s potentially dilutive common shares consist of unexercised stock options, restricted shares and warrants.

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. Consequently, Convertible Preferred Stock, stock options and warrants with an exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. For 2006, 2005 and 2004, options, restricted stock, preferred stock and warrants that have not been included in the Diluted Loss Per Share computation because they would have produced an anti-dilutive effect totaled 3,746,758, 5,028,777 and 1,662,625, respectively.  See also Note 12 “Stockholders’ Deficit” to the Company’s consolidated financial statements for additional discussion.

(q)                     Fair Value of Financial Instruments

The Company’s consolidated balance sheets include the following financial instruments: accounts receivable, accounts payable and long-term debt.  The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization.

(r)                       Deferred Costs

The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred.  Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company’s e-Learning products. At December 31, 2006 and 2005, deferred costs included in our balance sheets totaled $582 and $2,516. Deferred costs are recorded to results of operations at the same rate that the associated product revenues are recorded to earnings.

(s)                       Deferred Rent

In accordance with SFAS No. 13, “Accounting for Leases,” the Company recognizes rent expense on a straight-line basis and records deferred rent during periods of free-rent based on the difference between cash paid and contractual amounts.

(t)                        Advertising Expense

The Company’s North American franchise network contributes approximately 1% of their gross revenues to an advertising fund (0.2% outside of North America), which is used by the Company to market and promote the services provided by the franchise network.  All advertising expenses paid for by the fund are presented net against advertising expenses within the Company’s consolidated financial statements.  In addition, the Company is entitled to retain approximately 15% of the fees collected to offset the internal costs of administering and accounting for the fund.  Total advertising expense was $1,767, $2,822 and $3,770 for the years ended December 31, 2006, 2005 and 2004, respectively.

(u)                     Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation.  The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company is currently evaluating the impact, if any, of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”).  SAB 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.  It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial.  Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”   The adoption of SAB 108 did not have a material impact on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting SFAS 159 on the Company’s financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.              Allowance For Doubtful Accounts

Accounts receivable are carried net of an allowance for doubtful accounts.  The allowance for doubtful accounts includes the following:

	2006	2005	2004
Balance, beginning of year	$2,917	$1,731	$2,467
Provisions	850	2,596	3,015
Write offs	(2,070)	(1,410)	(3,751)
Balance, end of year	$1,697	$2,917	$1,731

3.              Debt

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

The Credit Agreement provides for a $4 million term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the “Financing”).  Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year.  Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock (“Series A Shares”) and accrued dividends and interest into 174,693 shares of Preferred Series

B Stock (“Series B Shares”).  In the event that any payment is not made when due, all outstanding obligations under the Credit Agreement will accrue interest at the default rate equal to 12% per year.  Accrued and unpaid interest on past due amounts will compound monthly.  The indebtedness  may be required to be prepaid in the event of certain receipts by the Company.  No prepayment shall be required upon the disposition of any location owned by the Company.  All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.  As of December 31, 2006, the Company was in default of various covenants of the Credit Agreement including the failure to file financial reports and excess capital expenditures and capital lease obligations.  The Company has obtained a waiver of these events of default. See Note 12 “Stockholders’ Deficit” for additional discussion.

Wells Fargo Credit Agreement

On February 27, 2003 and as amended December 16, 2003 and February 7, 2005, the Company consummated a credit agreement (the “Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The available funds under the initial Wells Fargo Credit Agreement totaled $12,139, consisting of a term loan of $10,639 and revolving loan of $1,500. As of December 31, 2006 and 2005, the outstanding balance on the facility totaled $0 and $980. The loan also included a $1,000 sub-limit for the issuance of standby and commercial letters of credit. One standby letter of credit was outstanding under the revolving loan as of December 31, 2005 for $650. No standby letter of credit was outstanding at December 31, 2006.  Borrowings under the Wells Fargo Credit Agreement were collateralized by subordinating all of the Company’s assets.  After failing to comply with financial covenants at September 30, 2004, December 31, 2004 and March 31, 2005, the Wells Fargo Credit Agreement was amended in July 2005 to require the Company to make monthly payments to extinguish the debt by June 15, 2006.

On May 3, 2006, the Company paid in full the remaining principal amount of $260 plus interest on the term note due pursuant to the Wells Fargo Credit Agreement.

4.              Property and Equipment

Property and equipment are comprised of the following:

	2006	2005
Computer equipment and software	$6,540	$18,409
Furniture and fixtures	355	4,282
Leasehold improvements	2,080	2,843
	8,975	25,534
Less: accumulated depreciation and amortization	(5,967)	(22,168)
Total	$3,008	$3,366

During 2006, the Company recorded a non-cash impairment charge of $391 against fixed assets at the Company’s corporate location.  During 2005, the Company recorded a non-cash impairment charge of $2,351 against fixed assets at the Company’s Chicago, Cleveland and New York City company-owned training centers. During 2004, the Company recorded a non-cash impairment charge of $1,868 which primarily related to fixed assets at the Company’s Anaheim, Charlotte, Chicago, Cleveland, Memphis, Los Angeles and Sacramento company-owned training centers. The non-cash impairment charge is the result of continued operating and cash flow losses arising from the respective training centers and a decrease in the estimated fair value of each company-owned training centers. The estimated fair value of each company-owned training center was determined based on the greater of the estimated discounted cash flows of the company-owned training centers or recent sales of comparable locations within the Company’s franchise network.

The Company has no material commitments to purchase property and equipment in 2007.

Depreciation expense was $1,726, $3,042 and $6,207 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.              Goodwill

No impairment was recorded related to the franchising reporting unit during 2006, 2005 or 2004.  Company-owned location goodwill was fully impaired as of December 31, 2004 by $6,960.  Such charge is reflected in the Company’s consolidated statement of operations for the year then ended.

6.              Income Taxes

Income tax expense for the periods below differs from the amounts computed by applying the United States federal income tax rate of 34% to pretax income as a result of the following:

	2006	2005	2004
Computed “expected” tax benefit	$(343)	$(2,186)	$(7,559)
State and local tax expense (benefit), net of federal income tax effect	109	(296)	(825)
Foreign taxes	522	583	544
Valuation allowance for deferred tax assets	629	2,681	8,897
Other	102	68	(121)
Income tax expense from continuing operations	$1,019	$850	$936

Effective rates	(100.91)%	(13.22)%	(4.21)%

	2006	2005	2004
Income tax expense consists of:
Federal:
Deferred	$—	$—	$—
Current	—	—	—
State and local:
Deferred	—	—	—
Current	228	(34)	111
Foreign	791	884	825
Income tax expense from continuing operations	$1,019	$850	$936

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005, are presented below:

	2006	2005
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,103	$1,624
Reserve for uninsured losses and litigation	101	—
Accrued expenses	264	427
Property and equipment, principally due to differences in depreciation	751	1,116
Net operating loss	19,771	15,648
Deferred rent	216	469
Goodwill	12,402	14,813
Other	244	196
	34,852	34,293
Deferred tax liabilities:
Prepaid expenses	(4)	(74)

Valuation allowance	(34,848)	(34,219)
Net deferred income taxes	$—	$—

The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. In the recovery analysis, a decline in the Company’s business since 2001 combined with decreasing revenues and recent cumulative losses are provided greater weight than estimated future profitability. As a result, due to the absence of significant positive evidence indicating that future taxable income is imminent, the Company concluded that a full valuation allowance is required as of December 31, 2006 and 2005.

The Company performed an analysis of the deferred income tax assets and liabilities for the quarter ended December 31, 2006 and determined that the additional net deferred tax asset calculated as of December 31, 2006 of $629 required an equal valuation allowance, which brought the total valuation allowance at December 31, 2006 to $34,848.

As December 31, 2006 and 2005, the Company had federal and state net operating loss carryforwards of approximately $50,178 and $39,340, respectively, which will begin to expire in 2023 and 2008 respectively, unless utilized. Pursuant to Section 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

7.              Prepaid Expenses

Prepaid expenses are comprised of the following:

	2006	2005
Deferred costs	$582	$2,516
Prepaid expenses	312	812
Prepaid rent	422	625
Total	$1,316	$3,953

8.              Other Assets

Other assets are comprised of the following:

	2006	2005
Notes receivable from franchisees, net of allowance	$188	$299
Security deposits	696	416
Other	417	—
	1,301	715
Less: Current portion of notes receivable	(145)	(223)
Total other assets – long term	$1,156	$492

Notes receivable from franchisees is shown net of an allowance for loan losses of $349 and $251 as of December 31, 2006 and 2005, respectively.

9.              Related Party Transactions

Note receivable from an officer, dated August 31, 1999, totaling $300 relates to a non-interest bearing term loan, was due and payable on August 31, 2007. The note was issued in connection with such officer’s relocation expenses. Per the agreement dated February 7, 2006 between the Company and the officer, the note balance of $300 was forgiven effective July 31, 2006. The director note receivable totaling $711 as of December 31, 2004, was paid in full in December 2005.

10.       Other Current Liabilities

Other current liabilities are comprised of the following:

	2006	2005
Accounts payable to franchisees	$3,575	$5,133
Salaries, wages and commissions payable	2,448	3,572
Royalties and fees payable to courseware partners	337	3,283
Deferred revenue	1,694	2,811
Accrued operating expenses and other liabilities	7,189	7,556
Total	$15,243	$22,355

11.       Employee Savings Plan

The Company established the New Horizons Worldwide, Inc. 401(k) Retirement Savings Plan (the “Plan”) on January 1, 1995.  All full-time employees of the Company are eligible to participate in the Plan after six months of employment.  While the Plan provides for a discretionary match of employee contributions, the Company did not match such contributions in 2006, 2005 or 2004.

12.       Stockholders’ Deficit

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

The Credit Agreement provides for a $4 million term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the “Financing”).  Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year.   Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock (“Series A Shares”) and accrued dividends and interest into 174,693 shares of Preferred Series B Stock.  See Note 3 “Debt” to the Company’s consolidated financial statements for additional discussion.

In connection with the Financing discussed in Note 3 - “Debt”, the Company entered into an Amended and Restated Stockholders’ Agreement with Camden, Alkhaleej, and the holders of Warrants (the “Warrant Holders”), dated as of July 19, 2006 (the “Amended Stockholders’ Agreement”).  The Amended Stockholders’ Agreement amends and restates the Stockholders’ Agreement, dated as of February 7, 2005, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2005. Pursuant to the Amended Stockholders’ Agreement and the Certificate of Designation, the Series B Stockholders are entitled to elect three directors to the Board of Directors (the “Series B Preferred Directors”).  All other directors of the Company will be elected by holders of Common Stock and the Series B Stockholders voting as a single class, on an as-converted basis.  Pursuant to the Amended Stockholders’ Agreement, for so long as the Series B Stockholders are entitled to elect Series B Preferred Directors, the Company, each Series B Stockholder and each Warrant Holder are required to take certain actions, including, without limitation, to establish the size of the Board at nine directors, to elect the Series B Preferred Directors, with such directors initially being Donald W. Hughes, David L. Warnock and Alwaleed Aldryann, and, within eighteen (18) months of the date of the Amended Stockholders’ Agreement, to elect an independent director to replace an incumbent director.  Additionally, Camden is required to vote all of its shares in favor of the Common Directors proposed by the Board of Directors’ Governance Committee.  Under the terms of the Amended Stockholders’ Agreement, for as long as the loan is outstanding or Alkhaleej beneficially holds not less than seventy-five percent (75%) of the Series A Warrants issued, or the Common Stock issued pursuant to the Warrants, the Company, the holders of Series B Shares and Alkhaleej shall take all steps necessary to retain Mr. Aldryann as a Director.  The Amended Stockholders’ Agreement also provides that so long as Camden holds at least 25% of the Series B Shares, it will have board observation rights. Under the terms of the Amended Stockholders’ Agreement, the Series B Stockholders may transfer Series B shares subject to a right of first refusal by the Company.  Under the terms of the Amended Stockholders’ Agreement, the Company granted preemptive rights with respect to future issuances of equity securities by the Company to each holder of at 10,000 Series B Shares and each Warrant Holder, subject to customary exceptions.

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

Independent directors of the Company hold options to acquire a total of 213,333 shares of common stock all of which were issued prior to 2006.  Options were not issued to directors during 2006.  The exercise price under all such options was equal to the average of the Company’s opening and closing price of its common stock as of the date of grant.

Changes in shares and disclosures required under SFAS 123R, for all current and former plans and other arrangements, for the year ended December 31, 2006 are summarized as follows:

2006	Shares	Weighted Average Price	Weighted Average Contractual Period (Yrs)	Aggregate Intrinsic Value
Outstanding, beginning of year	1,569,266	$6.85
Granted	1,151,000	0.98
Exercised	—	—
Canceled	(649,175)	6.25
Outstanding, end of year	2,071,091	$3.77	5.62	$223

Vested and expected to vest	1,954,911	3.93	0.51	208

Options exercisable, end of year	1,080,091	$6.30	2.64	$0.00

Weighted average fair value of all options granted during the year		$0.33

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day of the year (December 29, 2006) and the exercise price, multiplied by the number of in-the-money options outstanding, whether vested or not vested.

The total fair value of stock options granted was $379, $1,230 and $2,295 during the years ended December 31, 2006, 2005 and 2004, respectively.  At December 31, 2006, unrecognized compensation cost related to stock options outstanding as of December 31, 2006 was $299 ($179 after income taxes), which is expected to be recognized over a weighted average remaining vesting period of approximately 2 years.

Changes in shares and disclosures required under APB 25, for all current and former plans and other arrangements, for years ended December 31, 2005 and 2004 respectively are summarized as follows:

	2005 Shares	Weighted Average Price	2004 Shares	Weighted Average Price

Outstanding, beginning of year	$1,728,666	$8.55	1,968,032	$9.42

Granted	407,500	3.90	527,508	5.77
Exercised	—	—	(1,500)	4.70
Canceled	(566,900)	9.71	(765,374)	8.88

Outstanding, end of year	$1,569,266	$6.85	1,728,666	$8.55

Options exercisable, end of year	$1,569,266	$6.85	1,078,476	$8.91

Weighted average fair value of all options granted during the year		$3.19		$4.35

Outstanding stock options at December 31, 2006 consist of the following:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
$0.67	-	$0.80	518,000	8.09	$0.74	—	$—
$1.10	-	$1.50	473,000	9.72	$1.32	—	$—
$2.15	-	$5.79	624,958	3.40	$4.58	624.958	$4.58
$6.04	-	$12.06	384,133	1.90	$7.72	384,133	$7.72
$13.75	-	$13.75	71,000	0.01	$13.75	71,000	$13.75
	-
$0.67	-	$13.75	2,071,091	5.62	$3.77	1,081,091	$6.30

As of December 31, 2006, there were 178,909 shares of common stock under the Omnibus Equity Plan that were available for future grant.

(d)         Acceleration of Stock Options

On December 12, 2005, the Board of Directors of the Company upon the recommendation of the Board’s Compensation Committee, approved the acceleration of the vesting of all outstanding stock options granted under the Company’s stock option plans held by employees and officers, that were both unvested and “out-of-the-money” as of December 12, 2005.  As a result of the decision to accelerate vesting, options to purchase 539,675 shares, representing approximately 32% of total options outstanding of the Company’s common stock, which would have vested from time to time over the next four years, became immediately exercisable.  The number of shares, exercise prices, and remaining terms of the Options subject to the acceleration remain unchanged.

The accelerated options included 266,250 options held by the Company’s executive officers and 273,425 options held by employees.  The acceleration did not impact options held by the Company’s non-employee directors.  Based on the Company’s closing stock price of $0.79 per share on December 12, 2005, all of the accelerated options had exercise prices above the closing stock price at that time.  The accelerated options had exercise prices ranging from $2.15 to $13.75 per share.  The weighted average exercise price of all accelerated options was $5.33 per share. There was no incremental cost upon acceleration under SFAS No. 123R.

(e)   Series A Warrants

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

13.       Commitments and Contingencies

(a)       Leases

The Company leases its offices, training facilities and certain equipment under operating lease obligations.  Operating leases expire on various dates through 2015.

The future minimum lease payments under the non-cancelable operating leases are as follows:

2007	$7,360
2008	6,050
2009	5,154
2010	4,327
2011	3,291
2012 and thereafter	4,875
$31,057

Rent expense was $7,381, $10,295, and $11,145 for the years ended 2006, 2005, and 2004, respectively.

The future minimum sublease receipts under the non-cancelable operating leases are as follows:

2007	$1,517
2008	1,310
2009	1,213
2010	1,053
2011	802
2012 and thereafter	—
$5,895

(b)   Purchase Commitment

Effective July 1, 2004, the Company entered an Amended and Restated Content License Agreement with a vendor that terminates on December 31, 2006 and obligates the Company to purchase $15.0 million of such products and services over the term of the Agreement.  The Company has satisfied this agreement as of December 31, 2006. This Agreement was not renewed in 2007.

(c)   Litigation

On February 24, 2006, the Company reached a settlement in the amount of $850 with a plaintiff who was a former employee of the Company.  The settlement was paid in installments during 2006.  The Company’s insurance carrier contributed $192 to the settlement.  In connection with this case, the Company accrued a loss on legal settlement of $658 in 2005.

During the fourth quarter of 2004, the Company agreed to settle a putative class action lawsuit filed by two former employees of the Company.  The Company settled the matter with a class comprised of persons employed by the Company as instructors during the class period from July 29, 1998 through December 31, 2002.  The Company paid a settlement amount of $1,700 on May 20, 2005 to the class members in consideration of the full and final compromise, settlement and dismissal with prejudice of the litigation and all claims that have been or could have been asserted therein, on and subject to the terms and conditions of a Settlement Agreement entered into on December 29, 2004.

On May 10, 2004, the Company reached a settlement of certain environmental liabilities in the amount of approximately $557 in connection with the sale of its environmental remediation business in 1996.  This amount was paid during the second quarter of 2004.

The Company also is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(d)   Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party.  Due to events in certain company-owned training centers in 2006, the Company has deposited $751 as of December 31, 2006 to guarantee performance in various states with respect to providing training to consumers.  In the event the Company was to abandon training in a state where there is a deposit, the state agency could draw down the deposit to satisfy undelivered training obligations.    The Company has agreed to indemnify its franchisees against any trademark infringement claims that may arise out of their use of the New Horizons’ trademark.  The Company has also agreed to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware.  The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

(e)   Letter of Credit

The Company had an outstanding letter of credit in the amount of $650, under which it may be required to make payments to a guaranteed or indemnified party.  The letter of credit was cancelled in April 2006.

(f) Compliance Matters

Late Filing of SEC Reports

Due to the substantial time and effort management has devoted to the completion of the tasks required for completing the 2004, 2005 and 2006 audits, management was unable to perform the control procedures and develop the financial information necessary to prepare the information required to be included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005.  In addition, the Company was late in filing Form 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006, and is filing those Forms concurrently with its Annual Report on Form 10-K for 2006.  The Company was also late in filing its Form 10-Q for the quarterly period ended March 31, 2007, and expects to file it during the third quarter of 2007.  In addition, the Company was unable to file the Annual Report on Form 10-K for the years ended December 31, 2005 and 2004.

Delisting from the NASDAQ National Market

On July 20, 2005, the Company received notification from The Nasdaq Stock Market, Inc. (“Nasdaq”) that the Company’s securities were being delisted from the Nasdaq Global Market, effective with the open of business on Friday, July 22, 2005.  The Company has been unable to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.  The Company’s failure to timely file these periodic reports violates Nasdaq Marketplace Rule 4310(c)(14) for continued listing on Nasdaq.

The Company’s common stock is not currently eligible to trade on the OTC Bulletin Board because, as described above, the Company is not current in its reporting obligations under the Securities Exchange Act of 1934.  Quotations for the Company’s common stock appear in the National Daily Quotations Journal, often referred to as the “pink sheets,” where subscribing dealers can submit bid and ask prices on a daily basis.

Notice of Non-Compliance with State Regulatory Requirements

In conjunction with the Company’s license renewal process in New York, the State Education Department reviewed both school and student files in the New York company-owned location in 2005 and 2006.  The review noted violations of the state’s education law during the years ended 2004, 2005 and 2006.

As a result, the Company was fined $150 by the Education Department for violations occurring during 2004 and 2005, and $200 for violations occurring in 2006.  Under the terms of a payment arrangement with the state, the Company paid $75 in May 2005 and $75 in August 2005 for the 2004 violations.  The remaining $200 was paid in 2006 and 2007.  Management is not aware of non-compliance issues in any other states.

14.       Gain/Loss on Sale of Company-Owned Training Centers

During 2006, the Company sold and re-franchised its wholly owned company-owned training centers in San Antonio, Charlotte, Memphis, Nashville, Atlanta, Hartford and Albuquerque in asset sale agreements for $1,650 in cash and notes plus assumption of liabilities of $2,439.  The unsecured notes receivable totaled $203, bear interest at rates of 6% to 8% per annum and have maturity dates over the next 12 to 24 months.  The Company also disposed of fixed assets as a result of a relocation of its corporate facilities. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the year ended December 31, 2006.  Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $1,374.

The deferred gain on sale amount at the date of sale consisted of discount to buyers on royalty revenue over periods of 1 to 2 years and an estimate of the Company’s continuing obligation for future refunds (based on historical experience at each center sold).  Subsequent to the sales, a portion of the deferred royalty revenue was earned and recognized, totaling $618 through December 31, 2006.

The portion of the deferred gain relating to royalty revenue is expected to be recognized as summarized in the following table:

Year	Royalty Revenue
2007	$478
2008	62
2009	—
2010	—
Total	$540

The sale of fixed assets related to the Company’s relocation of its corporate offices resulted in a net loss of approximately $195 and deferral of the loss would not be appropriate.

During 2005, the Company sold its wholly owned company-owned training center in Sacramento in an asset sale agreement for $75 in cash.  As a result of this sale, the Company recorded a loss on sale of $329 in as of December 2005.

15.       Other Income/Loss

In 2006, the Company recorded a loss of $704 primarily incurred to terminate the Company’s corporate office lease.

16.       Subsequent Events

Filing of 2005 Audited Financials on Form 8-K

On February 20, 2007, the Company filed a Current Report on Form 8-K with the SEC to announce financial results for the year ended December 31, 2005.  As explained more fully in the Form 8-K, release of the 2005 financial results was delayed due to issues associated with the completion of the 2004 audit and restatement of 2003 financial results.

Filing of Amended Quarterly Consolidated Financial Statements on Form 10-Q/A

On January 31, 2007, the Company filed its restated and unaudited Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004.

Sale of Company-Owned Training Centers

On March 31, 2007, the Company sold its wholly owned company-owned training centers in Chicago and Cleveland in asset sale agreements.  As a result of these sales, the Company recorded a gain on sale of assets of $31.

On May 31, 2007, the Company sold its wholly owned company-owned training center in Anaheim in an asset sale agreement for approximately $75 in cash and notes.

17.       Segment Reporting

In accordance with SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company’s business units have been aggregated into two reportable segments, company-owned locations and franchising.  The two segments are managed separately due to differences in their sources of revenues and services offered.  At December 31, 2006 the company-owned locations segment operates wholly-owned computer training centers in 6 metropolitan areas (14 metropolitan areas at December 31, 2005) within the continental United States and generates revenue through the sale and delivery of PC applications, technical software training courses and business skills courses.  The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts and support to franchisees.  The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the year ended and at December 31, 2006:

	Franchising	Company-owned training centers	Consolidated
Total revenues - domestic	$22,016	$48,717	$70,733
Total revenues - international	5,947	—	5,947
Depreciation and amortization	1,209	517	1,726
Fixed asset impairment	391	—	391
Interest expense	197	107	304
Investment income	(283)	(10)	(293)
Income (loss) before income taxes	5,356	(6,366)	(1,010)
Income tax provision	(846)	(173)	(1,019)
Net income (loss)	$4,511	$(6,540)	$(2,029)

Total assets	$19,280	$8,330	$27,610

For the year ended and at December 31, 2005:

	Franchising	Company-owned training centers	Consolidated
Total revenues - domestic	$24,724	$75,044	$99,768
Total revenues - international	6,653	—	6,653
Depreciation and amortization	1,659	1,383	3,042
Fixed asset impairment	—	2,351	2,351
Interest expense	217	6	223
Investment income	(370)	(1)	(371)
Income (loss) before income taxes	1,850	(8,279)	(6,430)
Income tax provision	(830)	(20)	(850)
Net income (loss)	$1,019	$(8,299)	$(7,280)

Total assets	$25,707	$13,546	$39,253

For the year ended and at December 31, 2004:

	Franchising	Company-owned training centers	Consolidated
Total revenues - domestic	$26,686	$86,760	$113,446
Total revenues - international	6,479	—	6,479
Depreciation and amortization	3,453	2,754	6,207
Fixed asset impairment	400	1,468	1,868
Goodwill impairment	—	6,960	6,960
Interest expense	342	5	347
Investment income	(481)	(1)	(482)
Loss before income taxes	(1,437)	(20,797)	(22,234)
Income tax benefit (provision)	(1,001)	65	(936)
Net loss	$(2,438)	$(20,732)	$(23,170)

Total assets	$33,229	$15,029	$48,258

18.       Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2006
Revenues	$23,131	$22,873	$15,590	$15,086
Gross profit	9,785	10,756	7,031	7,267
Fixed asset impairment	—	—	—	(391)
Operating income (loss)	(1,973)	1,357	(1,102)	(697)
Provision for income taxes	185	321	224	289
Net income (loss) attributable to common stockholders	$(1,656)	$2,665	$(1,359)	$(1,883)
Basic earnings (loss) per share attributable to common stockholders	$(0.16)	$0.25	$(0.13)	$(0.17)
Diluted earnings (loss) per share attributable to common stockholders	$(0.16)	$0.25	$(0.13)	$(0.17)

Year ended December 31, 2005
Revenues	$26,245	$27,724	$26,314	$26,138
Gross profit	10,966	12,935	11,708	12,508
Fixed asset impairment	64	2,287	—	—
Operating loss	(2,239)	(2,691)	(160)	(1,133)
Provision for income taxes	180	328	117	225
Net loss attributable to common stockholders	$(4,278)	$(3,259)	$(442)	$(1,432)
Basic loss per share attributable to common stockholders	$(0.41)	$(0.31)	$(0.04)	$(0.14)
Diluted loss per share attributable to common stockholders	$(0.41)	$(0.31)	$(0.04)	$(0.14)

Impairment of Fixed Assets

During the fourth quarter of 2006, the Company recorded a non-cash impairment charge of $391, against fixed assets at the Company’s corporate location.  During the first and second quarter of 2005, the Company recorded a non-cash impairment charge totaling $64 and $2,287 respectively, against fixed assets of company-owned training centers.  See Note 4 “Property and Equipment” for additional discussion.

Gain on Sale of Company-Owned Training Centers

During the second quarter of 2006, the Company recorded a gain of $1,726 net of deferred revenue related to the sale of four company-owned training centers. See Note 14 “Gain/Loss on Sale of Company-Owned Training Centers” for additional discussion.

Item 9.            Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.         Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Our Chief Executive Officer and Chief Financial Officer  recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.

We have not filed our periodic reports timely since the third quarter of 2004, primarily due to turnover in key finance roles and other internal control matters, as reported in a Current Report on Form 8-K dated November 6, 2006, which contains our 2004 consolidated financial statements and management’s assessment of internal control over financial reporting. The Company expects to file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 during the third quarter of 2007 and to file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 on a timely basis.

Internal Control Over Financial Reporting

Since December 31, 2005, we have taken the following remedial actions designed to improve our internal control over financial reporting and remediate material weaknesses identified in our Current Report on Form 8-K dated November 6, 2006.

•      We have hired or contracted additional qualified financial reporting and accounting personnel including an Executive Vice President of Finance and Administration and a Chief Financial Officer, both certified public accountants.

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

•      We have put in place a series of manual controls specifically designed to compensate for known or suspected weaknesses in our internal control environment. As a result, our auditors have been able to complete audits of our financial statements for previously unaudited periods.

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

PART III

Item 10.         Directors and Executive Officers of the Registrant

The following contains information regarding the Company’s current executive officers and directors as of the date of this report:

Name	Age	Position
Curtis Lee Smith, Jr.	79	Chairman of the Board and Director

Stuart O. Smith	74	Vice Chairman of the Board, Secretary and Director

Mark A. Miller	58	President, Chief Executive Officer and Director

David A. Goldfinger	71	Director

William H. Heller	68	Director

Richard L. Osborne	69	Director

David L. Warnock	49	Director

Donald W. Hughes	56	Director

Alwaleed Aldryann	47	Director

Charles J. Mallon	50	Executive Vice President of Finance and Administration

Timothy A. Kleczka	46	Senior Vice President of Operations

Charles M. Caporale	56	Senior Vice President and Chief Financial Officer

Gregory E. Marsella	43	VP, General Counsel and Assistant Secretary

Curtis Lee Smith, Jr. has served as the Company’s Chairman of the Board and as a Director since July 1986, and had the additional titles and duties of President from August 1989 through July 1992 and Chief Executive Officer from July 1986 to August 1999.  Mr. Smith served as President of National Copper & Smelting Co., a Cleveland, Ohio-based manufacturer and distributor of copper products, from 1962 to 1985, and as President of NCS Holdings Corporation, a Cleveland, Ohio-based holding company which operated a copper tubing importing and fabricating business, from 1985 to 1988.

Stuart O. Smith has served as a Director of the Company since July 1986, as the Company’s Secretary since February 1989 and as Vice Chairman of the Board since August 1992.  Mr. Smith served as a Vice President from July 1986 to August 1992.  Mr. Smith also served as Vice President of National Copper & Smelting Co. from 1962 to 1985 and as Vice President of National Copper & Smelting from 1985 to 1988.

Mark A. Miller has served as President and Chief Executive Officer of the Company since July 2006.  From 2000 to 2006, Mr. Miller served as Group Executive Vice President for the Americas for Right Management Consultants, Inc., a career transition and organizational consulting services provider, where he was responsible for business in North and Latin America.  Prior to joining Right Management Consultants, Inc., Mr. Miller served as Chairman and CEO of Signature Care Networks from 1994 to 2000, a consolidated surgical practice management company that he co-founded.  From 1988 through 1994, Mr. Miller held a number of executive positions at Nutri/System, a consumer weight loss business. Prior to joining Nutri/System, Mr. Miller served as a division manager for PepsiCo.

David A. Goldfinger has served as a Director of the Company since July 1986.  Mr. Goldfinger served as President of U.S. Consolidated, Inc., a Cleveland, Ohio-based manufacturers’ representative agency, from 1966 to 1991.  From January 1992 to the present, Mr. Goldfinger has served as President of M.S.C.I. Holdings, Inc., a Tavernier, Florida-based private consulting and investment corporation.  Mr. Goldfinger has served as a member of the Company’s Compensation Committee, Audit Committee and Governance Committee during the term of his directorship.  He is currently Chairman of the Compensation Committee.

William H. Heller was formerly a partner with the public accounting firm of KPMG Peat Marwick LLP from February 1971 until December 1991, and currently manages his own asset management firm, William H. Heller & Associates.  He was elected as a director on July 1, 1992.  Mr. Heller also serves as a director of Ohio Savings Financial Corporation, a Cleveland, Ohio-based savings and loan holding company.  Mr. Heller has served as a member of the Company’s Audit Committee and Compensation Committee during the term of his directorship.  He is currently Chairman of the Audit Committee.

Richard L. Osborne was elected to the Company’s Board of Directors in January 1989.  Currently a Professor of Management Practice, he served as the Executive Dean of the Weatherhead School of Management, Case Western Reserve University, Cleveland, Ohio, from 1971 to 1999.  Mr. Osborne is also a management consultant, and serves on the Board of Directors of Ohio Savings Financial Corporation, a Cleveland, Ohio-based savings bank holding company, and Myers Industries, Inc., an Akron, Ohio-based manufacturer of plastic and rubber parts for the automotive and other industries.  Mr. Osborne has served as a member of the Company’s Compensation Committee, Audit Committee and Governance Committee during the term of his directorship.  He is currently Chairman of the Governance Committee.

David L. Warnock was elected to the Company’s Board of Directors in February 2005.  Mr. Warnock is a founding member of Camden Partners Holdings, LLC (and its predecessor Cahill, Warnock & Company, LLC) an asset management firm established to make private equity investments.  Prior to founding Camden Partners Holdings, LLC in 1995, Mr. Warnock had been employed from 1983 through 1995 at T. Rowe Price Associates.  He was the President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, private equity partnerships.  Mr. Warnock was also an Executive Vice President of the T. Rowe Price New Horizons Fund.  Mr. Warnock serves on the boards of directors of Nobel Learning Communities, Inc. and Questar Assessment, Inc.  Mr. Warnock is Chairman of the boards of directors of Calvert Education Services and the Center for Fathers, Families and Workforce Development.  He is also on the board of directors of the National Alliance to End Homelessness and the Calvert School.  Mr. Warnock earned a B.A. degree from the University of Delaware and an M.S. (in Finance) from the University of Wisconsin.  He is a Chartered Financial Analyst.

Donald W. Hughes was elected to the Company’s Board of Directors in July 2006.  Mr. Hughes is a Managing Member and the Chief Financial Officer of Camden Partners Holdings, LLC.  He is also a principal of Cahill Warnock & Company, LLC where he holds similar positions.  Prior to joining Camden Partners in 1997, Mr. Hughes served as Chief Financial Officer of Capstone Pharmacy Services, Inc., a public, small-cap institutional pharmacy services provider from December 1995.  He previously spent 11 years as Executive Vice President and Chief Financial Officer of Broventure Company, Inc., a closely-held investment company and 12 years in the audit division of Arthur Andersen LLP.  Mr. Hughes has served on the boards of several public and private companies and presently serves on the Board of Questar Assessment, Inc.  Mr. Hughes also serves on the Board of The Maryland Food Bank.  Mr. Hughes received a B.A. degree from Lycoming College, an M.S.F. degree from Loyola College in Maryland and is a Certified Public Accountant.

Alwaleed Aldryaan was elected to the Company’s Board of Directors in July 2006.  Mr. Aldryaan serves as President of Alkhaleej Training and Education Corporation, or Alkhaleej.  He served in various computer operations positions with the Saudi government until 1993, when he and four other individuals formed Alkhaleej.  Alkhaleej became a New Horizons franchisee in 1994 and now operates 32 centers in Saudi Arabia and sub-franchises 11 others in the region.  Mr. Aldryaan graduated from the University of Wisconsin with a B.A degree in 1983 and with a M. S. degree in electrical engineering in 1985.

Charles J. Mallon joined the Company in February 2007 as Executive Vice President of Finance and Administration.  From October 1996 through November 2006, Mr. Mallon was with Right Management Consultants, where he served as Senior Vice President of Financial Operations until September 2006 when he was promoted to the role of Executive Vice President  & Chief Financial Officer.  Right is a global provider of career transition and organizational consulting services.  From  October 1990 through October 1996, Mr. Mallon served as Senior Vice President & Chief Financial Officer of ACS Enterprises, Inc., or ACS, a publicly traded wireless cable television provider.  Prior to ACS, Mr. Mallon spent twelve years with Ernst & Young where he progressed to senior audit manager.

Timothy A. Kleczka has been with the Company since 1994.  He was promoted to Senior Vice President of Operations (Worldwide) in November 2006.  Prior to his recent promotion he served as Senior Vice President  of our subsidiary New Horizons Computer Learning Centers EMEA, LLC, or EMEA.  He joined EMEA in 1998 as Director of Franchise Support and was promoted to Vice President of New Horizons and Vice President of EMEA in 1999.  Prior to that, Mr. Kleczka served as the General Manager of New Horizons Auckland, New Zealand from 1996 to 1998.  He started his career with New Horizons at the company’s original location in Santa Ana, California from 1994 to 1996, where he served as Vice President of Sales and Marketing.  Mr. Kleczka is a United States Marine Corps veteran, a graduate of the Naval Air Traffic Control Academy, Memphis, Tennessee and a Certified Franchise Executive (CFE).

Charles M. Caporale joined the Company in February 2006 as Senior Vice President and Chief Financial Officer.  From 2003 until he joined the Company, Mr. Caporale was self-employed as a consultant providing financial services to various public companies in Southern California.  From September 2000 to October 2003, Mr. Caporale served as Senior Vice President and Chief Financial Officer of Women First HealthCare, Inc., a specialty pharmaceutical company located in San Diego, California.  Mr. Caporale earned a CPA certification in New York and a Bachelor in Business Administration from Pace University.

Gregory A. Marsella joined New Horizons in October 2004 as Vice President, Assistant Secretary and General Counsel.  From 2002 to October 2004, Mr. Marsella was Vice President, Secretary and General Counsel to JCM Engineering Corp., or JCM, a manufacturer of precision machine components for the aerospace and defense industries, located in Ontario, California.  Prior to joining JCM, Mr. Marsella served as Vice President and Assistant General Counsel, from 1999 to 2002, for FRD Acquisition Corp., the parent company for Coco’s Restaurants, Carrows Restaurants and El Pollo Loco, located in Irvine, California.  Mr. Marsella is a member of the California State Bar, received his Juris Doctor from Loyola Law School and his Bachelor in Arts degree from the University of California at Los Angeles.

Board of Directors and Committee Meetings

Members of the board of directors elected by the common shareholders hold office for three-year terms. As of December 31, 2006, the current members of the board have terms which have all expired, and they continue to serve until new elections of directors by the Company’s shareholders can occur.  Members of the board of directors who hold their positions due to the Company’s Preferred Stock and Secured Debt agreements hold their positions for such period of time as the related securities are substantially outstanding.

There are no family relationships among New Horizon’s officers and directors other than that between Curtis Lee Smith, Jr., Chairman of the Board and Stuart O. Smith, Vice Chairman of the Board who are brothers.

During the fiscal year ended December 31, 2006, the board of directors held a total of seven meetings. Each member of the board of directors attended more than 75% of the meetings of the board and of the committees of which he was a member.

The non-employee directors are independent within the meaning of NASDAQ Rule 4200 (a) (15).

The board of directors has constituted a Corporate Governance Committee, a Compensation Committee and an Audit Committee.

The Corporate Governance Committee, comprised entirely of independent directors, met on three occasions in 2006 and operates under a charter approved by the board of directors.  The Corporate Governance Committee is responsible for (i) identifying individuals qualified to become directors and selecting director nominees or recommending nominees to the board of directors for nomination; (ii) recommending nominees for appointment to committees of the board of directors; (iii) developing and recommending charters of committees of the board of directors; and (iv) overseeing the corporate governance of New Horizons and, as deemed necessary or desirable from time to time, developing and recommending corporate governance policies to the board of directors. The Corporate Governance Committee currently consists of Richard Osborne (Chairman), David Goldfinger, Curtis Lee Smith and David Warnock. A copy of the charter of the Corporate Governance Committee is posted and available on the Corporate Governance link of the “About Us” section of the New Horizon’s website, www.newhorizons.com.  Information on our website is not incorporated by reference in this report.

The Compensation Committee, comprised entirely of independent directors, met on four occasions in 2006, operates under a charter approved by the board of directors, and is responsible for (i) determining or recommending to the board of directors the compensation of the Chief Executive Officer and each other executive officer or any other officer who reports directly to the Chief Executive Officer based on the performance of each officer; (ii) making recommendations to the board of directors regarding stock option and purchase plans and other equity compensation arrangements; and (iii) preparing reports regarding executive compensation for disclosure in New Horizons proxy statements or as otherwise required by applicable laws. The Compensation Committee currently consists of David A. Goldfinger (Chairman), Richard L. Osborne, David Warnock, and William H. Heller. A copy of the Compensation Committee charter is posted and available on the Corporate Governance link of the “About Us” section of the New Horizon’s website, www.newhorizons.com.  Information on our website is not incorporated by reference in this report.

The Audit Committee, comprised entirely of independent directors, operates under a charter approved by the board of directors. The Audit Committee’s primary responsibilities are to (i) oversee New Horizons accounting and financial reporting policies, processes, practices and internal controls; (ii) appoint, compensate and oversee the independent registered public accounting firm; (iii) review the quality and objectivity of New Horizons independent audit and financial statements; and (iv) act as liaison between the board of directors and the independent registered public accounting firm. The Audit Committee currently consists of William H. Heller (Chairman), Richard L. Osborne and Donald W. Hughes and met on seven occasions in 2006. A copy of the Audit Committee charter is posted and available on the Corporate Governance link of the “About Us” section of the New Horizons website, www.newhorizons.com. Information on our website is not incorporated by reference in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s named executive officers, directors and persons who own 10% or more of the Company’s common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “Commission”) .  Named executive officers, directors and 10% or greater stockholders are required by Commission regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the information provided to the Company during or with respect to fiscal 2006 by persons required to file such reports, the Company believes that its named executive officers, directors and owners of 10% or more of the common stock have complied with all applicable Section 16(a) filing requirements with the exception of the failure to timely file Form 5 for option awards granted in December 2006 to Mr. Caporale.

Code Of Conduct

On March 11, 2004, the Company adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, Chief Executive Officer, Executive Vice President of Finance, Chief Financial Officer, Controller,

Treasurer, or persons performing similar functions.  The Code of Business Conduct and Ethics is posted under the heading “Corporate Governance” on the Internet website maintained by the Company at www.newhorizons.com.  Information on the Company’s website is not incorporated by reference into this report.  Any amendment to or waiver from a provision of the Code of Business Conduct and Ethics that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within four business days following the date of the amendment or waiver.

The Company’s legal department maintains a hotline available to all employees that allows for the anonymous submission of employee complaints on accounting, internal accounting controls or auditing matters.

Item 11.         Compensation Discussion and Analysis

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

The Role of the Compensation Committee

The Compensation Committee of the Board of Directors, which is comprised entirely of independent directors, is responsible for ensuring that the Company’s executive compensation policies and programs are competitive within the markets in which New Horizons competes for talent and reflect the long-term investment interests of our stockholders. The Compensation Committee reviews and approves the compensation levels and benefits programs for executive officers, including the named executive officers. With respect to the Chief Executive Officer, or CEO, the Compensation Committee reviews and approves the corporate goals and objectives relevant to the CEO’s compensation, evaluates the CEO’s performance against these objectives, and makes recommendations to the Board of Directors regarding the CEO’s compensation level based on that evaluation.

The Company’s named executive officers are:

Mark A. Miller, President, CEO and Director
Charles M. Caporale, Senior Vice President and Chief Financial Officer
Gregory E. Marsella, Vice President, General Counsel
Timothy E. Kleczka, Senior Vice President, Operations
Shelley Morris, Vice President, Enterprise Learning Solutions (“ELS”)

In addition, Thomas J. Bresnan, former President, CEO and Director, who resigned in July 2006, is also included as named executive officer for purposes of this report.

Compensation Objectives

The Company’s compensation programs are intended to provide its named executive officers with a mix of salary, benefits and incentive compensation arrangements that are: (i) consistent with the interests of stockholders, (ii) competitive with the arrangements provided by other companies in the industry, (iii) commensurate with each executive’s performance, experience and responsibilities, and (iv) sufficient to attract and retain highly qualified executives.  In making its recommendations concerning adjustments to salaries and awards under compensation plans, the Compensation Committee considers the financial condition and performance of the Company during the prior year and the Company’s success in achieving financial, operational and other strategic objectives.  The Compensation Committee also makes an assessment of the contributions of the individual named executive officer to the Company’s performance and to the achievement of its objectives, as well as the success of the executive in achieving individual objectives.  In assessing individual performance, the Compensation Committee also seeks to recognize individual contributions during periods when the Company experienced adverse business or financial conditions.

Each component of an named executive officers compensation package is intended to assist in attaining one or more of the objectives outlined above.  The Company attempts to provide its executives with base salaries and benefits that are competitive with those of comparable companies and commensurate with the performance, experience and responsibilities of each executive.  Through salary adjustments and bonuses, the Company also seeks to provide its executives with incentives to improve the Company’s financial and operational performance by providing a method for rewarding individual performance.  Finally, the Omnibus Equity Plan has been used to provide named executive officers with an opportunity to acquire a proprietary interest in the Company, thereby providing these individuals with increased incentive to promote the long-term interests of the Company’s stockholders.

While the Compensation Committee seeks to assure that the Company’s compensation programs further the objectives described above and considers the various factors outlined above in making compensation decisions, it does not take a highly formalized or objective approach to determining compensation.  Instead, the Compensation Committee gives consideration to these various factors in subjectively evaluating the compensation of each individual named executive officer.

In 1993, Congress adopted Section 162(m) of the Internal Revenue Code.  Section 162(m) limits the ability of public companies to deduct compensation in excess of $1,000,000 paid to certain executive officers, unless such compensation is “performance based” within the meaning of Section 162(m).  Section 162(m) also imposes certain requirements on the composition of compensation committees.  The Compensation Committee seeks to satisfy these requirements.

Compensation Elements

Presented below are the key characteristics of the primary elements of the named executive officer’s compensation.

Compensation Element	Key Characteristics
Based Pay (Fixed)	• Fixed component of pay based on an individual’s skills, responsibilities, experience and performance.
• named executive officer’s, as well as all other salaried employees, are eligible for annual increases based on performance, experience and/or changes in job responsibilities.
Non-Equity Incentive	• Variable cash component of pay.
Compensation (Variable)	• Reward for achieving specified Company and individual goals.
Option Awards (Variable “at risk”)	• Variable equity component of pay.
• Reward for long-term stockholder value creation.
• The value realized by the awardee is based on increases in the price of New Horizons Common Stock.
Benefits (Health and Welfare)	Named executive officers are eligible to participate in benefits programs that are available to substantially all salaried employees which provide for basic life, health and security needs
Severance	Salary continuation in the event of termination without cause or as a result of change-in-control

All compensation elements are cash-based, except for option awards which are solely equity-based (and have a value related to the price of New Horizons Common Stock). Unless otherwise noted in the detailed discussion below, the named executive officers participate in the same compensation programs and on comparable terms to other salaried employees.

Base Pay.  Mr. Miller joined the Company in July 2006 following a search performed at the direction of the Compensation Committee.  His base salary, $335,000 per annum, is in the range of his predecessor.   The base salaries provided to named executive officers other than the Chief Executive Officer for 2006 were established by the Compensation Committee in accordance with the compensation philosophy discussed above.  The Compensation Committee approved an increase in Mr. Kleczka’s salary of $43,750 during 2006 on the recommendation of Mr. Miller.  The base salaries of Mr. Caporale, Mr. Marsella and Ms. Morris were increased in January 2007 by $5,000, $5,000 and $35,950 respectively, upon recommendation of Mr. Miller and the approval of the Compensation Committee.

Bonuses and Non-Equity Incentive Compensation Awards.  During 2006, the named executive officers of the Company participated in bonus arrangements and individual non-equity incentive compensation plans tied to various measures of the Company’s performance.  Under these arrangements, Mr. Miller earned a bonus of $75,000 as provided for in his employment agreement, which was paid in February 2007.  Mr. Caporale earned an award under the Company’s non-equity incentive compensation plan of $56,375.  His target award was $100,000 for achievement of a combination of audit completion and corporate earnings goals.  Mr. Marsella earned an award under the Company’s non-equity incentive compensation plan of $26,563.  His target award was $33,750 for achievement of corporate earnings goals.  Mr. Kleczka earned an award under the Company’s non-equity incentive compensation plan of $34,353.  His target award was 42,000 Euros for achievement of regional, segment and corporate earnings goals.  Ms. Morris earned an award under the Company’s non-equity incentive compensation plan of $17,700.  Her target award was $20,000 for achievement of departmental revenue and corporate earnings goals.  In addition, Ms. Morris earned commissions of $182,940 as a result of collections from enterprise customers.  Her compensation plan provides for a commission based on the level of collections from enterprise customers.

Option Awards and Restricted Stock.  Stock options are granted in order to provide incentive for long-term creation of stockholder value. Stock options only have value to the extent the price of New Horizons Common Stock appreciates relative to the exercise price. The exercise price equals the average of the high and low stock price on the date of grant. Options generally vest in three equal annual installments and expire after 10 years. The Company does not grant discounted options, nor does it re-price outstanding options. The Company does not backdate or grant options retroactively. In addition, the Company does not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information.  Option grants are approved by the Compensation Committee and administered by the Company’s Human Resources Department.

New Horizons calculates the accounting cost of equity-based long-term incentive awards under SFAS No. 123 (“SFAS 123R”), Share Based Payment. As such, the grant date accounting fair value, which is fixed at date of grant, is expensed over the vesting period. Consistent with the SEC regulations, the 2006 compensation expense associated with any outstanding equity grants for the named executive officer’s is presented in the Summary Compensation Table.

Total outstanding unexercised stock option grants are shown in the Outstanding Equity Awards at Fiscal Year-End table. The ultimate value to the employee is determined at the time of exercise. Stock option exercises are taxed at the applicable income tax rates, and the Company receives a corresponding tax deduction.

During 2006, the Company awarded 1,151,000 stock options to employees of the Company, which includes 756,000 to named executive officers.  In addition, the Company awarded 350,000 shares of restricted stock to Mr. Miller.  Mr. Miller’s option awards and restricted stock award were determined through negotiation between Mr. Miller and the Compensation Committee.  The option awards to the other named executive officers were recommended by Mr. Miller and approved by the Compensation Committee.

Other Compensation.  All full time employees, including the named executive officers, are eligible to participate in the Company’s benefit plans which provide medical, dental, vision, supplemental life, long term disability and life benefits.  The Company provides an Employee Assistance Program and health savings accounts.  In addition, the Company has established a 401(k) plan for its employees.  The Company did not make a contribution to the 401(k) plan in 2006 or 2007.

Change-in-Control and Severance Arrangements.  The Company has provided severance arrangements for Messrs. Miller, Caporale, Marsella and Kleczka.  In addition, Mr. Miller has a change-in-control provision in his employment agreement as discussed in the section entitled “Potential Payments Upon Termination or Change-in-Control”.

In the event of a change in control, outstanding options awards generally become immediately vested.

The following table shows compensation received by the Company’s Chief Executive Officer and all other executive officers and other persons required to be included in the table for the fiscal year ended December 31, 2006 (collectively, the “Named Executive Officers”):

Summary Compensation Table - 2006

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All other compensation	Total

Mark A. Miller(3)	2006	$158,481	$75,000	—	$22,198	—	—	$8,308	$263,987
President, Chief Executive Officer and Director

Thomas J. Bresnan(4)	2006	$189,263		—	$9,866	—	—	$633,622	$832,751
Former President, Chief Executive Officer and Director

Charles M. Caporale(6)	2006	$190,191	—	—	$9,286	$56,375	—	$8,020	$263,872
Senior Vice President and Chief Financial Officer

Gregory E. Marsella	2006	$175,000		—	$4,813	$26,563	—	$3,043	$209,419
Vice President, General Counsel

Timothy E. Kleczka	2006	$215,221	—	—	$3,058	$34,353	—	$355	$252,987
Senior Vice President – Operations

Shelley Morris	2006	$117,658	—	—	$89	$200,640	—	$6,461	$324,848
Vice President – ELS

(1)          Salary adjustments for our named executive officers are reviewed by the Compensation Committee on an annual basis.

(2)          No named executive officer received perquisites or other personal benefits having a value exceeding the lesser of (i) 10% of such executive’s salary and bonus for 2006, 2005 and 2004, or (ii) $10,000.

(3)          Mr. Miller started as President and Chief Executive Officer on July 5, 2006 at an annual salary of $335,000.  The amount for 2006 represents the pro-rata share of his annual salary.  Mr. Miller was guaranteed a minimum bonus of $75,000 at the end of 2006, which he was paid in February 2007.

(4)          Mr. Bresnan resigned as President and Chief Executive Officer of the Company on July 31, 2006.  Mr. Bresnan received a severance package which included twelve months of salary continuation ($324,450), forgiveness of a promissory note ($300,000), medical continuation ($9,172), and vesting of 75,000 options.   Pursuant to a promissory note dated August 31, 1999, Mr. Bresnan received an interest free loan from the Company to relocate to the Company’s headquarters in southern California in the amount of $300,000 payable on August 31, 2007.  Had the loan carried a market interest rate, Mr. Bresnan would have paid $29,880 in interest in 2006, $24,570 in interest in 2005 and $19,020 in interest in 2004. The loan was made prior to enactment of the Sarbanes-Oxley Act of 2002, which prohibited such transactions.

(5)          Includes $17,762 for Mr. Kleczka that was earned in 2006 and paid in 2007 in accordance with the Company’s incentive compensation plans.

(6)          Mr. Caporale started as an executive officer and employee of the Company on February 6, 2006 at an annual salary of $215,000.  The amount for 2006 represents the pro-rata share of his annual salary.

Grants of Plan-Based Awards - 2006

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Securities Underlying	All Other Option Awards: # of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Options	Awards	Awards
Mark A. Miller	Jul. 15, 2006								263,000	$0.80	$14,415
President, Chief Executive Officer and Director									263,000	$1.50	$7,783

Thomas J. Bresnan	Jan. 13, 2006								75,000	$0.67	$9,866
Former President, Chief Executive Officer and Director

Charles M. Caporale	Feb. 16, 2006								50,000	$0.70	$9,233
Senior Vice President and Chief Financial Officer	Dec. 26, 2006								15,000	$1.10	$53

Gregory E. Marsella	Jan. 13, 2006								25,000	$0.67	$4,742
Vice President, General Counsel	Dec. 26, 2006								20,000	$1.10	$71

Timothy A. Kleczka	Jan. 13, 2006								15,000	$0.67	$2,845
Senior Vice President – Operations	Dec. 26, 2006								60,000	$1.10	$213

Shelley Morris	Dec. 26, 2006								25,000	$1.10	$89
Vice President – ELS

Option grants are made from the Company’s Omnibus Equity Plan.  The Omnibus Equity Plan provides for the granting of options to purchase up to 2,250,000 shares of common stock.  Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted, or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company’s common stock.  Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine.  All options were granted at a price equal to or greater than the market value of the Company’s common stock on the date of grant.

The Company has not repriced any stock options granted or entered into a stock option repricing arrangement with any executive officer, director or employee of the Company.

Outstanding Equity Awards at Fiscal Year End - 2006

The following table provides details regarding outstanding equity awards for our named executive officers as of December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (1)	Number of Securities Underlying Unexercised Options # Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested

Mark A. Miller		263,000		$0.80	7/5/2016	350,000	$350,000	—
President and Chief Executive		263,000		$1.50	7/5/2016
Officer and Director

Thomas J. Bresnan	50,000			$6.91	10/31/2007
Former President, Chief	75,000			$3.85	10/31/2007
Executive Officer and	75,000			$0.67	10/31/2007
Director	146,300			$6.91	10/31/2007
	50,000			$13.75	1/3/2007
	67,500			$5.79	10/31/2007
	75,000			$5.79	10/31/2007
	50,000			$10.93	10/31/2007

Charles M. Caporale		50,000		$0.70	2/6/2016	—		—
Senior Vice President and		15,000		$1.10	12/26/2016
Chief Financial Officer

Gregory E. Marsella	10,000			$3.48	10/11/2014			—
Vice President, General		25,000		$0.67	1/13/2016
Counsel		20,000		$1.10	12/26/2016
	20,000			$3.85	1/18/2015

Timothy A. Kleczka	3,000			$13.75	1/3/2007			—
Senior Vice President -	3,000			$10.93	1/14/2009
Operations	2,500			$5.79	1/2/2014
	5,000			$6.91	8/16/2012
	20,000			$3.85	1/18/2015
		15,000		$0.67	1/13/2016
		60,000		$1.10	12/26/2016

Shelley Morris	2,500			$5.79	1/2/2014			—
Vice President – ELS	3,000			$13.75	1/3/2007
	10,000			$3.85	1/18/2015
		25,000		$1.10	12/26/2016
	3,000			$6.91	8/16/2012
	3,000			$10.93	1/14/2009

(1)    On December 12, 2005, the Board of Directors of the Company upon the recommendation of the Board’s Compensation Committee, approved the acceleration of the vesting of all outstanding stock options held by employees and named executive officers that were unvested.

(2)    Options granted in January and February 2006, vest in one year.  Options granted in July and December 2006, vest ratably over a three year period.

Option Exercises and Stock Vested – 2006

No options were exercised in 2006 and no stock awards vested in 2006.  On December 12, 2005, the Board of Directors of the Company upon the recommendation of the Board’s Compensation Committee, approved the acceleration of the vesting of all outstanding stock options granted under the Company’s stock option plans held by employees and officers, that were both unvested and “out-of-the-money” as of December 12, 2005.  As a result of the decision to accelerate vesting, options to purchase 539,675 shares, representing approximately 32% of total options outstanding of the Company’s common stock, which would have vested from time to time over the next four years, became immediately exercisable.  The number of shares, exercise prices, and remaining terms of the options subject to the acceleration remain unchanged.

The accelerated options included 266,250 options held by the Company’s named executive officers and 273,425 options held by employees.  The acceleration did not impact options held by the Company’s non-employee directors.  Based on the Company’s closing stock price of $0.79 per share on December 12, 2005, all of the accelerated options had exercise prices above the closing stock price at that time.  The accelerated options had exercise prices ranging from $2.15 to $13.75 per share.  The weighted average exercise price of all accelerated options was $5.33 per share.

Pension Benefits

The Company does not currently offer the ability to participate in a pension plan, supplemental executive retirement plan (SERP) or deferred compensation plan to its named executive officers or other employees of the Company.

Nonqualified Deferred Compensation

The Company does not offer its named executive officers or employee’s  nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control

Employment Agreement with Mark A. Miller

On July 5, 2006 the Company entered into an employment agreement with Mark A. Miller (the “Employment Agreement”) to serve as the Company’s President and Chief Executive Officer.

Pursuant to the terms of the Employment Agreement, in the event that the Company terminates Mr. Miller’s employment without Cause, or Mr. Miller resigns for Good Reason (each as defined in the Employment Agreement), the Company will continue to pay Mr. Miller’s salary for a period of twelve months.  Mr. Miller’s current annual salary is  $335,000.   Upon a Change of Control (as defined in the Employment Agreement), Mr. Miller may elect to terminate his employment, in which case he will receive (i) a lump sum payment equal to twelve months salary and an amount equal to the most currently paid annual performance bonus, if the total consideration paid in connection with the transaction, or the fair market value of the Company at the time of the Change of Control due to a majority change in the Board of Directors, is less than $25 million, and (ii) a lump sum equal to twenty-four months salary and an amount equal to the two most currently paid annual performance bonuses, if the total consideration paid in connection with the transaction, or the fair market value of the Company at the time of the Change of Control due to a majority change in the Board of Directors, is equal to or greater than $25 million. In the event of a Change of Control, regardless of consideration paid or fair market value of the Company at that time, the Company will provide Mr. Miller with career transition services, in an amount not to exceed $25,000.

Bresnan Agreement

On February 7, 2006, the Company entered into an agreement with Thomas J. Bresnan, the Company’s former President and Chief Executive Officer (the “Bresnan Agreement”). The Bresnan Agreement sets forth the terms pursuant to which Mr. Bresnan led the Company through a transition period during which a search for a new President and Chief Executive Officer was undertaken by the Board of Directors of the Company.

The Bresnan Agreement provides for the following terms after the Separation Date as defined therein, which occurred on July 31, 2006: one year’s annual base salary of $324,450 pursuant to the Company’s normal payroll practices; continued healthcare coverage for a period of 12 months from the Separation Date or such shorter period that may occur if Mr. Bresnan becomes insured elsewhere; loan forgiveness in an amount up to $300,000 in the event that the Company achieves certain objectives with the active participation and assistance of Mr. Bresnan relating to the sale of company owned locations and completion of audits; extension of the period for the exercise of vested options to the shorter of (i) 15 months from the Separation Date or (ii) the expiration of the term of such options; and on the Separation Date and upon Mr. Bresnan’s execution of a general release of claims, immediate vesting of the options to purchase 75,000 shares of common stock of the Company granted to Mr. Bresnan as of January 13, 2006 and extension of the exercise period to 15 months from the Separation Date.

Mr. Bresnan has also agreed to be subject to confidentiality, non-solicitation and non-interference provisions as set forth in the Bresnan Agreement.

Caporale Agreement

On February 6, 2006, the Company entered into an agreement with Charles Caporale, which sets forth the principal terms of Mr. Caporale’s employment as Senior Vice President and Chief Financial Officer of the Company (the “Caporale Agreement”).  The Caporale Agreement provides for six months severance based on a salary of $215,000 in the event Mr. Caporale is terminated without cause.

Director Compensation – 2006

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alwaleed Aldryann (1)	$11,250	—	—	—	—	—	$11,250
David A. Goldfinger (2)	$40,000	—	—	—	—	—	$40,000
William H. Heller (3)	$45,000	—	—	—	—	—	$45,000
Donald W. Hughes (4)	$13,500	—	—	—	—	—	$13,500
Richard L. Osborne (5)	$40,000	—	—	—	—	—	$40,000
Curtis Lee Smith, Jr (6)	$12,500	—	—	—	—	—	$12,500
Stuart O. Smith (6)	$12,500	—	—	—	—	—	$12,500
David L. Warnock (7)	$35,000	—	—	—	—	—	$35,000

Directors are entitled to an annual fee of $25,000 plus $5,000 for committee membership.  In addition, committee members are entitled to additional fees for services as committee members, as follows: Chair of Audit Committee: $15,000; member of Audit, Compensation or Corporate Governance Committee; $5,000.  The Company stopped making payments to the directors in July 2007 and has deferred the unpaid amount for payment in the future. Mr. Miller, the Company’s Chief Executive Officer, is not included in this table as he is an employee and receives no compensation for his services as a director.

(1)   Mr. Alwaleed became a director of the Company on July 12, 2006 and earned $11,250 for his services.

(2)   In addition to the base director fee of $25,000, Mr. Goldfinger earned an additional $15,000 ($5,000 for each committee) for his participation on the Audit Committee, Compensation Committee and Governance Committee.  Mr. Goldfinger is also the Chairman of the Compensation Committee.

(3)   In addition to the base director fee of $25,000, Mr. Heller earned an additional $15,000 as Chairman of the Audit Committee and $5,000 for his participation on the Compensation Committee.

(4)   Mr. Hughes became a director of the Company on July 12, 2006 and earned $11,250 for his services.  In addition, Mr. Hughes earned $2,250 for his participation on the Audit Committee.

(5)          In addition to the base director fee of $25,000, Mr. Osborne earned an additional $15,000 ($5,000 for each committee) for his participation on the Audit Committee, Compensation Committee and Governance Committee.  Mr. Osborne is also the Chairman of the Governance Committee.

(6)          Mr. Smith and Mr. Smith started to receive director compensation beginning July 1, 2006.

(7)          In addition to the base director fee of $25,000, Mr. Warnock earned an additional $10,000 for his participation on the Governance Committee and Compensation Committee.

Director compensation for 2006 to be paid in the future is as follows:

Name	Fees Earned to be paid in the future	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alwaleed Aldryann	$6,250	—	—	—	—	—	$6,250
David A. Goldfinger	$10,000	—	—	—	—	—	$10,000
William H. Heller	$11,250	—	—	—	—	—	$11,250
Donald W. Hughes	$7,500	—	—	—	—	—	$7,500
Richard L. Osborne	$10,000	—	—	—	—	—	$10,000
Curtis Lee Smith, Jr	$6,250	—	—	—	—	—	$6,250
Stuart O. Smith	$6,250	—	—	—	—	—	$6,250
David L. Warnock	$7,500	—	—	—	—	—	$7,500

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries and none of our executive officers has served on the Compensation Committee or board of directors of any company of which any of our directors is an executive officer.

Stockholder Return Performance Presentation

Set forth below is a graph comparing the yearly percentage changes in the cumulative stockholder return on the Company’s common stock against the cumulative total return of the NASDAQ Stock Market Index (U.S.) and a Company-determined peer group for the period commencing December 31, 2001 and ending December 31, 2006.  The Company’s peer group index has changed from that of 2003 as a result of changes that have occurred in the technology training sector.  The peer group used by the Company in 2006 includes Apollo Group, Inc., Career Education Corp., Corinthian Colleges Inc., DeVry, Inc., EVCI Career College Holdings CP., Learning Tree International, Inc.,  Scientific Learning Corp. and VCampus Corp.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 at December 31, 2001, and that all dividends, if any, were reinvested.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The number of Shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. Under these rules, beneficial ownership includes any Shares as to which the individual or entity has sole or shared voting power or investment power and includes any Shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of June 15, 2007, through the exercise of any warrant, stock option or other right. In computing the number of Shares beneficially owned by a person and the percentage ownership of that person, Shares of our common stock underlying options and warrants that are exercisable within 60 days of June 15, 2007 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all Shares shown as beneficially owned by them. The following table is based on 11,095,353 Shares outstanding as of June 15, 2007. Unless otherwise indicated, the address of all individual and entities listed below is 1900 S. State College Blvd, Suite 650, Anaheim, CA 92806.

The following table sets forth information with respect to common stock owned on June 15, 2007, unless otherwise noted, by each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock at such date, the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.  The table also lists beneficial ownership of common stock by each of the Company’s Directors,  each named executive officer named in the summary compensation table set forth in Item 11 of this Annual Report on Form 10-K, and all directors and executive officers as a group.  Unless indicated otherwise, the address of each director and named executive officer is 1900 S. State College Blvd., Suite 650, Anaheim, California 92806:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Curtis Lee Smith, Jr. (1)	922,797	8.3%
Stuart O. Smith (2)	1,102,438	9.9%
Mark A. Miller (3)	644,028	5.7%
Charles M. Caporale (4)	50,000	0.4%
Gregory E. Marsella (5)	55,000	0.5%
Timothy A. Kleczka (6)	48,500	0.4%
Shelley Morris (7)	21,500	0.2%
Thomas J. Bresnan (8)	636,481	5.7%
Alwaleed Aldryaan (9)	1,333,333	10.7%
David A. Goldfinger (10)	97,000	0.9%
Richard L. Osborne (11)	59,333	0.5%
William H. Heller (12)	80,750	0.7%
Donald Hughes (13)	4,306,099	28.0%
David L. Warnock (13)	4,316,099	28.0%
Camden Partners Strategic III, LLC (13).	4,306,099	28.0%
One South Street, Suite 2150
Baltimore, Maryland 21202
Henry Investment Trust (14)	1,049,000	9.5%
255 South 17th Street
Philadelphia, PA 19103
Financial & Investment Management Group, Ltd. (15)	763,399	6.9%
111 Cass Street
Traverse City, MI 49684
Underhill Partners LP (16)	982,500	8.9%
61 Broadway, NY, NY 10006
All Directors and Executive Officers as a Group (13 persons)	8,730,778	66.4%

(1)          These shares are owned directly by the Declaration of Trust of Curtis Lee Smith, Jr., of which Mr. Curtis Lee Smith, Jr., is the settlor and trustee.

(2)          These shares are owned directly by the Declaration of Trust of Stuart O. Smith, of which Mr. Stuart O. Smith is the settlor and trustee.

(3)          Mr. Miller’s ownership figure includes 175,333 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(4)          Mr. Caporale’s ownership figure includes 50,000 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(5)          Mr. Marsella’s ownership figure includes 55,000 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(6)          Mr. Kleczka’s ownership figure includes 48,500 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(7)          Ms. Morris’s ownership figure includes 21,500 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(8)          Mr. Bresnan’s ownership figure includes 538,800 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(9)          Mr. Aldryaan’s ownership figures include 1,333,333 warrants received as part of the $4,000 term loan described in Note 3 to the consolidated financial statements.

(10)    Mr. Goldfinger’s ownership figure includes 72,000 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(11)    Mr. Osborne’s ownership figure includes 59,333 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(12)    Mr. Heller’s ownership figure includes 72,000 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(13)    Mr. Hughes and Mr. Warnock are managing members of Camden Partners Strategic III, LLC (“CPS III”) which is the sole general partner of the Camden Partners Strategic Fund III, L.P. (“Fund III”) and Camden Partner Strategic Fund III-A, L.P. (“Fund III-A” and together with “Fund III”, the “Funds”).  Collectively, the Funds hold 174,693 shares of the Company’s Series B Convertible Preferred Stock, without par value (the “Series B Shares”), with Fund III holding 167,723 shares and Fund III-A holding 6,970 shares.  The Series B Shares are convertible at any time, at the option of each holder, into fully paid and non-assessable shares of common stock at the initial conversion rate of 20.8333.  Based solely upon information in a Schedule 13-G filed with the Securities and Exchange Commission dated February 9, 2007, because of their relationship as affiliated entities, each of the Funds may be deemed to own beneficially the securities held of record by the other.  Additionally, as the sole general partner of the Funds, CPS III may be deemed to own beneficially the securities held of record by each of the Funds, and the managing members of CPS III may be deemed to own beneficially the securities held of record by each of the Funds.  Mr. Warnock’s beneficial ownership figure also consists of 10,000 shares, which may be acquired upon the exercise of immediately exercisable stock options.

(14)    Based solely upon information in a Schedule 13-G filed with the Securities and Exchange Commission dated February 7, 2007. David W. Wright has authority and responsibility for investment, voting and disposition decisions for Henry Investment Trust.

(15) Based solely upon information in a Schedule 13-G filed with the Securities and Exchange Commission dated February 7, 2007. Suzanne Stepan, CFA has authority and responsibility for investment, voting and disposition decisions for Financial & Investment Management Group.

(16) Based solely upon information in a Schedule 13-G filed with the Securities and Exchange Commission dated February 12, 2007. Ingalls & Synder LLC has authority and responsibility for investment, voting and disposition decisions for Underhill Partners LP.

Item 13.         Certain Relationships and Related Transactions

As part of a severance agreement between the Company and Mr. Thomas Bresnan, the Company’s prior President and Chief Executive Officer dated February 7, 2006, the Board of Directors determined to forgive an interest free promissory note made to Mr. Bresnan in the amount of $300,000.  The note was issued in 1999 for the purpose of Mr. Bresnan relocating to California. The loan was made prior to enactment of the Sarbanes-Oxley Act of 2002, which prohibited such transactions.

In August 2006, the Company sold 108,695 shares of common stock at $0.92 per share which represented the Pink Sheet’s market price of our common stock on the date of sale.  The sale was made to the Company’s Chief Executive Officer per the terms of his employment agreement dated July 5, 2006.

Except as referenced above, no executive officer, director or nominee for director of the Company has been indebted to the Company or has acquired a material interest in any transaction to which the Company is a party, during the last fiscal year.

Item 14.         Principal Accountant Fees and Services

The Company retained Grant Thornton LLP (“Grant Thornton”) as its auditors for its 2003 fiscal year following the resignation of Deloitte & Touche.  The engagement of Grant Thornton was approved by the Audit Committee of the Company’s Board of Directors and affirmed by the entire Board of Directors.

As previously disclosed in a Current Report on Form 8-K dated July 21, 2005, during the course of their audit of the financial statements for the year ended December 31, 2004, Grant Thornton advised the Company that due to their identification of material weaknesses in the systems of internal control, the scope of their work would need to be expanded significantly in order to complete the audit and render an auditors’ report for 2004.  Subsequently, as disclosed in an amended Current Report on Form 8-K dated October 3, 2005, Grant Thornton advised the Company that even after expanding the scope of their work, they were unable to complete the audit for 2004 and were terminating the client-auditor relationship.

Following the resignation of Grant Thornton, the Audit Committee engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) to perform the audit for the year ended December 31, 2004.  During the course of their audit of 2004, Squar Milner and the Company identified a number of adjustments that required the Company to restate the previously issued audited financial statements for the year ended December 31, 2003 and unaudited interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.  The 2003 unaudited financial results have been restated and filed on a Current Report on Form 8-K dated November 6, 2006.  The quarterly results for the quarters ended March 31, June 30 and September 30, 2004 have been restated and filed on amended Quarterly Reports on Form 10-Q/A dated January 31, 2007.

The 2004 audited financial results have been filed on a Current Report on Form 8-K dated November 6, 2006.  The 2005 audited financial results have been filed on a Current Report on Form 8-K dated February 20, 2007.  Squar Milner issued unqualified audit reports for each of these years.

All auditing and permissible non-audit services provided by the Company’s independent auditor are pre-approved by the Audit Committee in accordance with the Audit Committee Charter.  Fees paid for services rendered by Squar Milner for 2006 and 2005 were as follows:

Fee Category	2006	2005
Audit Fees (1)	$2,475,000	$100,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,475,000	$100,000

(1)                   Audit fees consisted principally of fees billed to the Company for professional services performed for the audit of consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, for review of financial statements included in our Form 10-Qs, and for services generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory and regulatory filings or engagements.

Non-Audit Services Performed by Independent Auditors

Under the Exchange Act, the Company must disclose the non-audit services approved by the Company’s Audit Committee to be performed by the Company’s independent auditors.  Non-audit services are generally services other than those provided in connection with an audit or a review of the Company’s financial statements.

During the period covered by this Annual Report on Form 10-K, no non-audit services were provided by Squar Milner.

PART IV

Item 15          Exhibits, Financial Statement Schedules And Reports

(a) (1)             Financial Statements

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

(a) (2)             Financial Statement Schedules

No financial statement schedules required.

(a) (3)             Exhibits

See the Exhibit Index on page 50 of this Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 25, 2007

By:	/s/ Mark A. Miller
Mark A. Miller
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark A. Miller	Chief Executive Officer	June 25, 2007
Mark A. Miller	(Principal Executive Officer)

/s/ Charles M. Caporale	Senior Vice President and Chief	June 25, 2007
Charles M. Caporale	Financial Officer (Principal Financial
and Accounting Officer)

/s/ Curtis Lee Smith, Jr.	Chairman of the Board of Directors	June 25, 2007
Curtis Lee Smith, Jr.

/s/Alwaleed Aldryann	Director	June 25, 2007
Alwaleed Aldryann

/s/ David A. Goldfinger	Director	June 25, 2007
David A. Goldfinger

/s/ William H. Heller	Director	June 25, 2007
William H. Heller

/s/ Donald W. Hughes	Director	June 25, 2007
Donald W. Hughes

/s/ Richard L. Osborne	Director	June 25, 2007
Richard L. Osborne

/s/ Stuart O. Smith	Director	June 25, 2007
Stuart O. Smith

/s/ David L. Warnock	Director	June 25, 2007
David L. Warnock

Exhibit Index:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company	(I)

3.2	Amended and Restated By-laws of the Company	(I)

4.1	Specimen Certificate for Share of Common Stock, $.01 par value, of the Company	(E)

4.2	Credit Agreement, dated February 27, 2003, between the Company and Wells Fargo Bank, N.A.	(M)

4.3	Amendment No. 1, dated December 16, 2003 to the Credit Agreement between the Company and Wells Fargo Bank, N.A.	(N)

4.4	Waiver, dated March 9, 2004, to the Credit Agreement between the Company and Wells Fargo Bank, N.A.	(N)

4.5	Second Amendment to Credit Agreement, dated February 7, 2005, to the Credit Agreement between the Company and Wells Fargo Bank, N.A.	(P)

4.6	Third Amendment to Credit Agreement, dated July 25, 2005, to the Credit Agreement between the Company and Wells Fargo Bank, N.A.	(Q)

4.7	Certificate of Designation, Preferences and Rights of Series A Preferred Convertible Stock of the Company, dated February 7, 2005	(P)

4.8	Specimen Certificate for Share of Series A Convertible Preferred Stock, $.01 par value, of the Company	(P)

4.9	Certificate of Decrease Relating to Certificate of Designation, Preference sand Rights of Series A Convertible Preferred Stock of the Company, filed July 10, 2006	(HH)

4.10	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company, filed July 10, 2006	(HH)

4.11	Certificate of Elimination of Series A Convertible Preferred Stock of the Company, dated July 20, 2006.	(HH)

4.12	Specimen certificate of the Series B Convertible Preferred Stock of the Company	(HH)

4.13	Form of Series A Warrant	(HH)

4.14	Form of Series B Warrant	(HH)

4.15	Stockholders’ Agreement, dated as of February 8, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(P)

4.16	Registration Rights Agreement, dated as of February 8, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(P)

4.17

Amended and Restated Stockholders’ Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders.

(HH)

4.18

Amended and Restated Registration Rights Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders

(HH)

10.1**	Omnibus Equity Plan of the Company	(B)

10.2**	Amendment No. 1 dated March 15, 2002 to the Omnibus Equity Plan of the Company	(K)

10.3**	Form of Stock Option Agreement executed by employee recipients of options under Omnibus Equity Plan	(G)

10.4**	Key Employees Stock Option Plan of the Company	(A)

10.5**	Amendment No. 1 to the Key Employees Stock Option Plan of the Company	(E)

10.6**	Stock Option Agreement dated January 22, 1998, between the Company and Robert S. McMillan based on performance criteria	(D)

10.7**	Stock Option Agreement dated September 19, 1996, between the Company and David A. Goldfinger	(B)

10.8**	Stock Option Agreement dated September 19, 1996, between the Company and William Heller	(B)

10.9**	Stock Option Agreement dated September 19, 1996, between the Company and Scott R. Wilson	(B)

10.10**	Form of Stock Option Agreement executed by non-employee Director recipients of options under Omnibus Equity Plan	(B)

10.11	Form of Indemnity Agreement with Directors and Officers of the Company	(E)

10.12	Warrants for the purchase of 43,750 shares of Common Stock, $.01 par value per share, of the Company issued to The Nassau Group, Inc. - December 31, 1997 with an expiration date of February 21, 2004	(C)

10.13**	Relocation agreement dated July 27, 1999, between the Company and Thomas J. Bresnan	(F)

10.14	Promissory note dated August 31, 1999, between the Company and Thomas J. Bresnan	(G)

10.15**	Amendment dated January 4, 2000, to relocation agreement between the Company and Thomas J. Bresnan	(G)

10.16	Amended Promissory Note, dated July 29, 2002, between the Company and Thomas J. Bresnan	(K)

10.17**	Severance agreement dated January 4, 2000, between the Company and Robert S. McMillan	(G)

10.18**	Employment Agreement dated January 7, 2002, between the Company and Martin G. Bean	(J)

10.19	Lease Agreement dated February 15, 2000, between New Horizons Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Company	(G)

10.20	Lease Agreement dated April 27, 2000, between New Horizons Worldwide, Inc. and 1114 Trizechahn-Swig, guaranteed by the Company	(H)

10.21	Revised Class Action Settlement and General Release Agreement	(O)

10.22	Series A Stock Purchase Agreement, dated as of February 7, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(P)

10.23	Credit Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic III, LLC and the Lenders named therein	(HH)

10.24	Preferred Stock Exchange Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(HH)

10.25**	Employment Agreement, dated July 5, 2006, by and between the Company and Mark A. Miller	(GG)

10.26**	Nonqualified Stock Option Agreement, dated July 5, 2006, by and between the Company and Mark A. Miller.	(GG)

10.27**	Nonqualified Stock Option Agreement, dated July 5, 2006, by and between the Company and Mark A. Miller	(GG)

10.28**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated July 5, 2006, between the Company and Mark A. Miller.	(GG)

10.29**	Letter Agreement, dated February 7, 2005, between the Company and Jeffrey S. Cartwright, as amended February 10, 2005	(P)

10.30**	President and Chief Executive Officer Compensation	(EE)

10.31**	Offer Letter, dated February 6, 2006, between the Company and Charles Caporale	(FF)

10.32**	Agreement, dated February 2, 2006, between the Company and Thomas Bresnan	(FF)

10.33**	Employment Agreement, dated February , 2006, between the Company and Mark A. Miller	(GG)

10.34*

Asset Purchase Agreement, dated September 15, 2005, by and between NHCLC of San Antonio, Inc., a Delaware corporation, and South Texas Horizons, L.P., a Texas limited partnership, Derek Wright, an individual, Scott Hardin, an individual, Robert Dupree, an individual and South Texas Horizons GP, L.L.C., a Texas limited liability company.

(II)

10.35*

Asset Purchase Agreement, dated March 10, 2006, by and between New Horizons Computer Learning Center of Charlotte, Inc., a Delaware corporation, and Sukothai, Inc., a North Carolina corporation, and Kimberly Pongpat, an individual.

(II)

10.36*

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

(JJ)

10.37*

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

(JJ)

10.40*

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

(JJ)

10.41*

Asset Purchase Agreement, dated March 17, 2006, by and among; and between New Horizons Computer Learning Center of Hartford, Inc., a Delaware corporation, and NHCLC-Hartford, L.L.C., a Delaware limited liability company.

(JJ)

10.42*

Asset Purchase Agreement, dated July 31, 2006 by and between New Horizons Computer Learning Center of Albuquerque, Inc., a Delaware corporation on the one hand, and R.A.R.E. Technologies, LLC, a New Mexico limited liability company and Robin Dennehey, Eric Lopez, Rick Dennehey and Audra Lopez, each an individual.

(KK)

31.1#	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2#	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1#	Section 1350 Certification of the Company’s Chief Executive Officer

32.2#	Section 1350 Certification of the Company’s Chief Financial Officer

# Filed herewith.

** Management contract or compensatory plan or arrangement.

* Information redacted pursuant to SEC rules and regulations.

(A)          Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-28798).

(B)           Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-56585).

(C)           Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(D)          Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

(E)           Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(F)           Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(G)           Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(H)          Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(I)            Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(J)            Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(K)          Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(L)           Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(M)         Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(N)          Incorporated herein by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(O)          Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated December 29, 2004.

(P)           Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated February 7, 2005.

(Q)          Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 21, 2005.

(R)           Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 27, 2005.

(S)           Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated August 1, 2005.

(T)           Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated August 3, 2005.

(U)          Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated August 8, 2005.

(V)           Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated August 22, 2005.

(W)         Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated August 30, 2005.

(X)          Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated September 15, 2005.

(Y)           Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 3, 2005.

(Z)           Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 7, 2005.

(AA)       Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated November 8, 2005.

(BB)        Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated November 16, 2005.

(CC)        Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated November 18, 2005.

(DD)       Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated December 15, 2005.

(EE)         Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 20, 2006.

(FF)         Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated February 8, 2006.

(GG)        Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 11, 2006.

 (HH)      Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 25, 2006.

(II)           Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(JJ)          Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(KK)       Incorporated herein by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.