Form 10-Q
period 2007-03-31
NEW HORIZONS WORLDWIDE INC
filed 2007-07-20
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding at July 8, 2007: 10,935,073

NEW HORIZONS WORLDWIDE, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Information About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  Any statements about expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements.  These statements are often, but not always, preceded by words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar expressions.  The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company’s management as to the Company’s future operations and economic performance, taking into account the information currently available. These statements are not statements of historical fact.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Readers should not place undue reliance on these forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  Forward-looking involve certain factors including risks and uncertainties, that may cause actual results to differ materially from those contained in any forward-looking statements.  These factors include but are not limited to other risks and uncertainties as discussed under the heading Item 1A, “Risk Factors, “ contained within our Annual Report on Form 10-K for the year ended December 31, 2006 and other risks and uncertainties detailed from time to time in our public announcements and SEC filings.

ITEM 1.        FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$743	$795
Accounts receivable, net	7,547	7,661
Inventories, net	163	229
Prepaid expenses	1,190	1,316
Refundable income taxes	497	391
Other current assets	127	145
Total current assets	10,267	10,537

Property and equipment, net	2,701	3,008
Restricted cash	1,513	1,501
Goodwill	11,408	11,408
Other assets	897	1,156
Total assets	$26,786	$27,610

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,905	$3,808
Deferred revenue	6,815	7,299
Other current liabilities	12,806	15,243
Total current liabilities	24,526	26,350

Long-term debt	4,000	4,000
Deferred rent	1,345	1,559
Other long-term liabilities	338	356
Total liabilities	30,209	32,265

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock Series B, $.01 stated value, 200,000 authorized, 174,693 issued and outstanding at March 31, 2007 and December 31, 2006. Liquidation preference of $37.50 per share	17	17
Common stock, $.01 par value, 20,000,000 shares authorized; 10,745,353 shares issued and 10,560,353 outstanding at March 31, 2007 and December 31, 2006	107	107
Additional paid-in capital	54,175	54,164
Accumulated deficit	(56,424)	(57,645)
Treasury stock at cost—185,000 shares at March 31, 2007 and December 31, 2006	(1,298)	(1,298)
Total stockholders’ deficit	(3,423)	(4,655)
Total liabilities and stockholders’ deficit	$26,786	$27,610

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Revenues
Franchising
Franchise fees	$239	$55
Royalties	4,154	3,606
Courseware sales and other	1,163	3,348
Total franchising revenues	5,556	7,009

Company-owned training centers revenues	9,282	16,122
Total revenues	14,838	23,131

Cost of revenues	7,399	14,406
Selling, general and administrative expenses	6,462	10,698

Operating income (loss)	977	(1,973)

Gain on sale of Company-owned training centers	555	611
Interest expense	(142)	(42)
Interest income	11	25

Income (loss) before income taxes	1,401	(1,379)
Provision for income taxes	180	185

Net income (loss)	1,221	(1,564)
Dividends on preferred stock	—	(92)
Net income (loss) attributable to common stockholders	$1,221	$(1,656)

Weighted average number of common shares outstanding—Basic	10,560	10,636

Weighted average number of common shares outstanding—Diluted	10,648	10,636

Basic earnings (loss) per common share
Earnings (loss) per share attributable to common stockholders	$0.12	$(0.16)

Diluted earnings (loss) per common share
Earnings (loss) per share attributable to common stockholders	$0.11	$(0.16)

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,221	$(1,564)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	159	543
Gain on sale of Company-owned training centers	(555)	(611)
Stock-based compensation	11	11
Provision for losses on doubtful accounts	134	(57)
Cash (used in) provided by the change in:
Restricted cash	(12)	(634)
Accounts receivable	(833)	(711)
Inventories	28	(49)
Prepaid expenses and other assets	311	(22)
Refundable income taxes	(106)	(67)
Accounts payable	1,292	1,070
Deferred revenue	181	263
Deferred rent	(11)	(237)
Other liabilities	(2,757)	1,171
Net cash used in operating activities	(937)	(894)

Cash flows from investing activities:
Additions to property and equipment	(64)	(156)
Proceeds from sale of Company-owned training centers	1,000	163
Net cash provided by investing activities	936	7

Cash flows from financing activities:
Principal payments on debt obligations	(51)	(540)
Net cash used in financing activities	(51)	(540)

Net decrease in cash and cash equivalents	(52)	(1,427)

Cash and cash equivalents at beginning of period	795	3,798

Cash and cash equivalents at end of period	$743	$2,371

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$151	$21
Income taxes	$116	$13

Noncash investing and financing activities:
Stock dividends and deemed dividends on preferred stock	$—	$92

See accompanying notes to condensed consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(Dollars in thousands, except per share data)

(UNAUDITED)

1.             Description of Business

New Horizons Worldwide, Inc. (“New Horizons,” or the “Company”) owns and franchises computer-training centers.  The Company has two reporting units: Company-owned training centers and franchising operations, both of which operate principally within the information technology (“IT”) training industry.  The Company-owned training centers reporting unit generates revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills, and healthcare information management training.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training, and the sale of courseware materials and e-learning products.

2.             Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2007 and March 31, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated operating results, and condensed consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”).   Amounts related to disclosure of December 31, 2006 balances within these interim condensed consolidated financial statements were derived from the audited 2006 consolidated financial statements and notes thereto included in the 2006 Form 10-K, which was filed with the SEC on  June 25, 2007.

Certain items as previously reported by the Company with respect to the three months ended March 31, 2006 have been reclassified to conform to the presentation of such items for the three months ended March 31, 2007. This resulted in a reclassification of expenses between cost of revenues and selling, general and administrative expenses of $1,060 for the three months ended March 31, 2006.

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

Going Concern Basis of Presentation

In its Annual Report on Form 10-K for the year ended December 31, 2006 the Company noted that, without additional capital, its ability to continue to operate as a going concern was uncertain.  On July 3, 2007, the Company completed $4,000 of new financing through the sale and issuance of preferred stock (also see Note 14 “Subsequent Events”).   Management believes that the additional capital, combined with improved financial results, will sustain the Company for the foreseeable future.  Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.             Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method and consist primarily of courseware materials, books, and kits. At March 31, 2007 and March 31, 2006, the Company maintained inventory valuation allowances of $19 and $197, respectively.

4.             Stock-Based Compensation

During the three months ended March 31, 2007 and 2006, the Company recognized approximately $11 and $11, respectively, of stock-based compensation expense which is included in the Company’s results of operations.  As of March 31, 2007 and March 31, 2006, total unrecognized compensation expense related to stock options granted is $306 and $53, respectively.  The unrecognized compensation expense as of March 31, 2007 is expected to be recognized over the next 2.5 years.

The 2007 compensation expense was determined by calculating the fair value of each option grant using the Black-Scholes-Merton option-pricing model assuming a risk-free interest rate of 4.5%, volatility of 99% and zero dividend yield.  For 2006, compensation expense was determined assuming a risk-free interest rate of 4.5%, volatility of 98% and zero dividend yield.

5.             Business Segment Information

The Company’s business units have been segregated into two reportable segments, Company-owned training centers and franchising operations.  The two segments are managed separately due to differences in their sources of revenues and services offered.  The Company-owned training centers segment operates wholly-owned computer training centers in four metropolitan cities within the continental United States and generates revenue through the sale and delivery of personal computing applications, technical software training courses and business skills courses.  The franchising segment franchises domestic and international computer training centers and provides computer training instruction, sales, and management concepts to franchisees.  The franchising segment earns revenues from initial franchise fees, on-going royalties from franchise operations, and the sale of courseware and other products to franchisees.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended March 31, 2007:

	Franchising	Company- owned training centers	Consolidated
Revenues-domestic	$4,078	$9,282	$13,360
Revenues-international	1,478	—	1,478
Depreciation and amortization	70	89	159
Interest expense	(101)	(41)	(142)
Interest income	10	1	11
Income tax provision	180	—	180
Net income (loss) attributable to common stockholders	5,819	(4,598)	1,221
Goodwill	11,408	—	11,408
Total assets	20,058	6,728	26,786

For the three months ended March 31, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues-domestic	$5,660	$16,122	$21,782
Revenues-international	1,349	—	1,349
Depreciation and amortization	337	206	543
Interest expense	(22)	(20)	(42)
Interest income	25	—	25
Income tax provision	147	38	185
Net income (loss) attributable to common stockholders	(2,107)	451	(1,656)
Goodwill	11,408	—	11,408
Total assets	24,005	13,641	37,646

6.             Earnings/Loss Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares, options and warrants had been issued. The Company’s potentially dilutive common shares consist of shares issuable upon exercise of the Company’s convertible preferred stock and exercise of unexercised stock options and warrants.

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, convertible preferred stock, stock options and warrants with a conversion or exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. As of March 31, 2007 and 2006, convertible preferred stock, stock options and warrants that have not been included in the diluted loss per share computation because they would have produced an anti-dilutive effect would have resulted in the inclusion in the calculation of  3,707,326 and 2,580,187 shares of common stock, respectively.

7.             Debt

On July 19, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) with Camden Partners Strategic III, LLC (“Camden LLC”), as administrative agent, Camden Partners Strategic Fund III, L.P. (“Camden III”), Camden Partners Strategic Fund III-A, L.P. (“Camden III-A”, collectively with Camden LLC and Camden III, “Camden”), George S. Rich and Alkhaleej Training and Education Corporation  (together with Camden, “the Lenders”).

The Credit Agreement provides for a $4,000 term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the “Financing”).  Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year.  Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock (“Series A Shares”) and accrued dividends and interest thereon into 174,693 shares of Preferred Series B Stock (“Series B Shares”).  In the event that any payment is not made when due, all outstanding obligations under the Credit Agreement will accrue interest at the default rate equal to 12% per year.  Accrued and unpaid interest on past due amounts will compound monthly.  The indebtedness may be required to be prepaid in the event of certain receipts by the Company.  No prepayment shall be required upon the disposition of any location owned by the Company.  All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.  As of March 31, 2007, the Company was in default of various technical matters of the Credit Agreement.  The Company has obtained a waiver of these events of default.

8.             Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2007	2006
Accounts payable to franchisees	$2,996	$3,575
Salaries, wages and commissions payable	3,141	2,448
Royalties and fees payable to courseware partners	—	337
Deferred revenue	1,614	1,694
Accrued operating expenses and other	5,055	7,189
	$12,806	$15,243

9.             Change in Estimates

Revenue recognition rates utilized for certain training vouchers, club memberships and technical certification programs are based on the results of student attendance analyses performed by the Company.  The Company’s student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data.  For training vouchers, club memberships and technical certification programs for which the Company does not perform student attendance analysis, the Company recognizes revenue on a straight-line basis.  Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs.  Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied.

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the first quarter of 2007, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $186.  Upon completion of the historical student attendance analyses in the first quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $277.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

10.          Provision for Income Taxes

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.”  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties upon the adoption of FIN 48.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2001.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The Company is not currently under Internal Revenue Service (IRS), state, local or foreign jurisdiction tax examinations.

For the quarter ended March 31, 2007, the Company recorded a provision for income taxes of $180 on pre-tax income of $1,401. The tax provision is primarily comprised of taxes provided on state and foreign income and capital taxes.

11.          Gain on Sale of Company-owned training centers

During the quarter ended March 31, 2007, the Company sold and re-franchised its Company-owned training centers in Chicago and Cleveland in asset sale agreements for the buyer’s assumption of net liabilities of $555.  In addition, the buyers paid $150 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements.  The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the three months ended March 31, 2007.

During the quarter ended March 31, 2006, the Company sold and re-franchised its Company-owned training centers in San Antonio and Charlotte in asset sale agreements for an aggregate of $325 in cash and notes plus assumption of liabilities of $805. The unsecured notes receivable totalled $163, bear interest at a rate of 6% to 8% per annum and have maturity dates over the next 12 to 24 months. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the three months ended March 31, 2006. Due to significant continuing involvement between the Company and these refranchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $519.  The deferred gain on sale amount at the date of sale consisted of a discount to buyers on royalty revenue over periods of one to two years and an estimate of the Company’s continuing obligation for future refunds, which is based on historical experience at each center sold.

12.          Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

13.          Subsequent Events

On July 3, 2007, the Company completed a $4,000 convertible preferred stock financing with private investors (the “Financing”).  The Series C Preferred Stock has an initial dividend rate of 4%, a liquidation preference of $23.25 plus accrued and unpaid dividends, and is convertible into 5,333,333 shares of the Company’s common stock.   In conjunction with the Financing the Company issued 1,066,667 warrants to purchase the Company’s common stock at $0.75 per share.  These warrants may be cancelled in the event of a predetermined increase in the market price of the Company’s common stock.  In order to secure the agreement of the Company’s secured lenders to the Financing, and satisfy certain anti-dilution adjustments contained in the terms of the warrants held by the secured lenders, the exercise price of 2,666,666 warrants was reduced from $1.50 to $.90 and an additional 1,135,153 warrants were issued at the same exercise price.  The Financing also triggered the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock and caused the conversion price of the 174,693 outstanding shares of Series B Preferred Stock to be reduced from $1.80 to $1.54 and the conversion rate to be increased from 20.8333 to 24.3506.  As a result, the number of shares of common stock into which the Series B Preferred Stockholders may convert their shares of Series B Preferred Stock increased from 3,639,432 to 4,253,879.  In connection with the Financing, certain credit agreement covenants were also amended.

The Company intends to use the proceeds of the Financing primarily for general working capital.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the three months ended March 31, 2007 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: Company-owned training centers and franchising operations.  As of March 31, 2007, the Company-owned training centers reporting unit operated four wholly-owned computer training centers within the continental United States and generated revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills and healthcare information management training.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products.  Both reporting units operate principally within the information technology (“IT”) training industry.

Critical Accounting Policies and Management’s Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  The critical accounting policies involve accounting estimates made by management that were highly uncertain at the time of estimation, and accounting estimates in which there were a range of potential reasonable estimates the Company could have used in the current period and changes in these estimates are reasonably likely to occur from period to period.  On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors.  The Company’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances.  As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.  Changes in these estimates could potentially have a material impact on the Company’s financial position or results of operations.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of critical accounting policies which include revenue recognition, deferred costs, allowance for losses on accounts receivable, deferred tax assets and accounting for goodwill.  During the three months ended March 31, 2007, there were no material changes to these policies.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $743 as of March 31, 2007 compared to $795 as of December 31, 2006.  The decrease is primarily due to normal operating activities offset by proceeds from the sale of Company-owned training centers.

Cash used by operations was $937 for the quarter ended March 31, 2007, $43 above the 2006 level primarily due to net operating income offset by non-cash charges for depreciation, amortization and changes in other assets and liabilities.  During the three months ended March 31, 2007 and March 31, 2006, the Company spent $64 and $156 on capital equipment.  The Company has no material commitments to purchase property and equipment in 2007.

As described more fully in the Footnote 13 “Subsequent Events”, the Company completed a $4,000 convertible preferred stock financing in July 2007.  Management believes that this additional capital, combined with improved financial results, will sustain the Company for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $1,513 in restricted cash comprised of $513 deposited with state agencies to guarantee performance in various states in respect to providing training to consumers and $1,000 deposited with landlords and banks to comply with contractual obligations.  In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 vs. March 31, 2006

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2007	2006

Revenues
Franchising
Franchise fees	1%	—%
Royalties	28%	16%
Courseware sales and other	8%	14%
Total franchising revenue	37%	30%

Company-owned training center revenues	63%	70%
Total revenue	100%	100%

Cost of revenues	50%	62%
Selling, general and administrative expenses	44%	47%
Operating income (loss)	6%	(9)%

Gain on sale of Company-owned training centers	4%	3%
Interest expense	1%	—%
Interest income	—%	—%
Income (loss) before income taxes	9%	(6)%
Provision for income taxes	1%	1%
Net income (loss) attributable to common stockholders	8%	(7)%

Balances of less than 1% of revenues are not disclosed in this table.

Revenues

Revenues totaled $14,838 for the three months ended March 31, 2007, a decrease of $8,293, or 36%, from $23,131 for the same period in 2006.  The decrease in revenue is the result of a decrease in company-owned training center revenue of $6,840 and a decrease in franchising revenues of $1,453.

Company-owned training centers

Company-owned training centers earned revenue of $9,282 for the three months ended March 31, 2007, a decrease of $6,840, or 42%, from $16,122 for the same period in 2006.  The decrease is primarily due to the sale of seven Company-owned training centers since March 31, 2006.  Revenue for the three months ended March 31, 2007 for the four centers owned at that date was ahead of prior year by $150, or 2%.  Consumer sales accounted for approximately 15% and 20% of company-owned training center sales for the three months ended March 31, 2007 and 2006, respectively, and corporate sales accounted for approximately 85% and 80% of company-owned training center sales for the three months ended March 31, 2007 and 2006, respectively.

Franchising Operations

Franchising revenues totaled $5,556 for the three months ended March 31, 2007, a decrease of $1,453, or 21%, from $7,009 for the same period in 2006.  The decrease in franchising revenues resulted primarily from a decline in courseware sales partially offset by increases in franchise fees and royalties.

Franchise fees totaled $239 for the three months ended March 31, 2007, an increase of $184, or 335%, from $55 for the same period in 2006.  The increase is primarily due to the refranchising of Chicago and Cleveland Company-owned training centers, which were sold in March 2007.

Franchise royalties totaled $4,154 for the three months ended March 31, 2007, an increase of $548, or 15%, from $3,606 for the same period in 2006.  The increase is primarily due to (i) an increase in North American royalties as a result of refranchising seven company owned training centers since March 31, 2006 and increasing royalty rates and minimums required under terms of the franchise agreement; (ii) an increase in international royalties; and (iii) the recognition of deferred revenue on the Company-owned training centers that were refranchised during 2006.

Courseware sales and other revenues totaled $1,163 for the three months ended March 31, 2007, a decrease of $2,185, or 65%,from $3,348 for the same period in 2006.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to the cancellation of the Company’s courseware reseller contract in June 2006.

System-wide Revenues

System-wide revenues, totaled $90,982 for the three months ended March 31, 2007, an increase of $2,142, or 2%, from $88,840 in 2006.  Continental United States and international system-wide revenues increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $7,399, or 50% of revenue for the three months ended March 31, 2007, a decrease of $7,007, or 49% from $14,406, or 62%, of revenue for the same period in 2006.  The decrease is due to the sale of seven Company-owned training centers during 2006 and cancellation of the Company’s courseware reseller contract in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $6,462, or 44% of revenue for the three months ended March 31, 2007, a decrease of $4,236, or 40%, from $10,698, or 47% of revenue, for the same period in 2006.  The decrease is primarily due to the sale of seven Company-owned training centers during 2006 and savings achieved from cost cutting initiatives undertaken in 2006 and 2007.

Gain on Sale of Company-owned training centers

Gain on sale of Company-owned training centers totaled $555 for the three months ended March 31, 2007, a decrease from a gain of $611 for the same period in 2006.  The decrease is attributable to a smaller gain being recognized on the sale of the Chicago and Cleveland Company-owned training centers as compared to the gain recognized on the sale of San Antonio and Charlotte for the three months ended March 31, 2007 and 2006, respectively.

Interest Expense

Interest expense totaled $142 for the three months ended March 31, 2007, an increase of $100, or 238%, from $42 in the comparable period in 2006.  The increase is primarily due to a higher average debt balances maintained during the period.

Interest Income

Interest income totaled $11 for the three months ended March 31, 2007, a decrease of $14, or 56%, from $25 in the comparable period in 2006.  The decrease is the result of lower average cash balances during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Income Tax Expense

Provision for income tax expense totaled $180 for the three months ended March 31, 2007, a decrease of $5 from $185 for the same period in 2006.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates.  The Company monitors the risks associated with interest rates and financial instrument positions and does not believe these risks will result in a material adverse affect on the Company’s financial position or results of its operations.

As of March 31, 2007, the Company did not consider there to be any significant interest rate risk related to its credit agreement with the Lenders.  See additional discussion in Note 7 “Debt” to the Company’s condensed consolidated financial statements.

The Company’s risk exposure to fluctuations in foreign currency exchange rates is not material.

ITEM 4.          CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the three months ended March 31, 2007.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These controls were not effective as of March 31, 2007.

The Company has been delinquent in filing its periodic reports timely since the third quarter of 2004, primarily due to turnover in key finance roles and other internal control matters.  With the filing of this Quarterly Report on Form 10-Q, the Company is current with all periodic filings and intends to continue to file, on a timely basis, in the future.

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

•                  We have put in place a series of manual controls specifically designed to compensate for known or suspected weaknesses in our internal control environment. As a result, our auditors have been able to complete audits of our financial statements for 2004, 2005 and 2006.

We believe that through the addition of remedial actions, including the hiring of qualified personnel and the addition of manual compensating controls, we have improved our current control over financial reporting. On-going remediation will continue to strengthen the internal control environment of the Company.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting in the three months ended March 31, 2007.

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

PART II.           OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

None

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.            DEFAULT UPON SENIOR SECURITIES

As of March 31, 2007, the Company was in default of various covenants of the Credit Agreement relating to reporting, excess capital expenditures and other technical matters.  The Company has obtained a waiver of these events of default.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.            OTHER INFORMATION

None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.1*

Asset Purchase Agreement, dated on March 31, 2007, by and among New Horizons Computer Learning Center of Cleveland, Ltd., L.L.C., a Delaware limited liability company, and New Horizons Worldwide, Inc. , on the one hand, and NH Cleveland, LLC, a Michigan limited liability company , and M&J L.L.C., a Michigan limited liability company that is an affiliate of NH Cleveland, LLC, on the other hand.

10.2*

Asset Purchase Agreement, dated on March 31, 2007, by and among:New Horizons Computer Learning Center of Chicago, Inc., a Delaware corporation, and New Horizons Worldwide, Inc., on the one hand; and NH Chicago, LLC, a Michigan limited liability company, and M&J L.L.C., a Michigan limited liability company that is an affiliate of NH Chicago, LLC, on the other hand.

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

NEW HORIZONS WORLDWIDE, INC.

Date:	July 20, 2007	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer

Date:	July 20, 2007	By:	/s/ Charles M. Caporale
Charles M. Caporale
Senior Vice President and Chief Financial Officer