Form 10-Q
period 2007-06-30
NEW HORIZONS WORLDWIDE INC
filed 2007-08-10
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large acclerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at July 31, 2007: 10,814,053

NEW HORIZONS WORLDWIDE, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Information About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  Any statements about expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements.  These statements are often, but not always, preceded by words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar expressions.  The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company’s management as to the Company’s future operations and economic performance, taking into account the information currently available. These statements are not statements of historical fact.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Readers should not place undue reliance on these forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  Forward-looking statements involve certain factors including risks and uncertainties, that may cause actual results to differ materially from those contained in any forward-looking statements.  These factors include but are not limited to other risks and uncertainties as discussed under the heading Item 1A, “Risk Factors,” contained within our Annual Report on Form 10-K for the year ended December 31, 2006 and other risks and uncertainties detailed from time to time in our public announcements and SEC filings.

PART I.                       FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$664	$795
Accounts receivable, net	6,218	7,661
Inventories, net	109	229
Prepaid expenses	891	1,316
Refundable income taxes	497	391
Other current assets	121	145
Total current assets	8,500	10,537

Property and equipment, net	2,418	3,008
Restricted cash	1,267	1,501
Goodwill	11,408	11,408
Other assets	837	1,156
Total assets	$24,430	$27,610

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,472	$3,808
Deferred revenue	5,632	7,299
Other current liabilities	10,643	15,243
Total current liabilities	20,747	26,350

Long-term debt	4,000	4,000
Deferred rent	992	1,559
Other long-term liabilities	569	356
Total liabilities	26,308	32,265

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock Series B, $.01 stated value, 200,000 authorized, 174,693 issued and outstanding at June 30, 2007 and December 31, 2006. Liquidation preference of $37.50 per share	17	17
Common stock, $.01 par value, 20,000,000 shares authorized; 10,770,353 and 10,745,353 shares issued, 10,585,353 and 10,560,353 outstanding at June 30, 2007 and December 31, 2006	108	107
Additional paid-in capital	54,224	54,164
Accumulated deficit	(54,929)	(57,645)
Treasury stock at cost—185,000 shares at June 30, 2007 and December 31, 2006	(1,298)	(1,298)
Total stockholders’ deficit	(1,878)	(4,655)
Total liabilities and stockholders’ deficit	$24,430	$27,610

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Franchising
Franchise fees	$150	$323	$389	$378
Royalties	4,868	4,545	9,022	8,152
Courseware sales and other	945	3,850	2,108	7,198
Total franchising revenues	5,963	8,718	11,519	15,728

Company-owned training centers	7,346	14,155	16,628	30,276
Total revenues	13,309	22,873	28,147	46,004

Cost of revenues	6,231	13,054	13,631	27,461
Selling, general and administrative expenses	5,723	8,462	12,185	19,160

Operating income (loss)	1,355	1,357	2,331	(617)

Gain on sale of Company-owned training centers	585	1,725	1,140	2,337
Interest expense	(163)	(39)	(305)	(81)
Interest income	13	35	24	60

Income before income taxes	1,790	3,078	3,190	1,699
Provision for income taxes	293	321	474	507

Net income	1,497	2,757	2,716	1,192
Dividends on preferred stock	—	(92)	—	(185)
Net income attributable to common stockholders	$1,497	$2,665	$2,716	$1,007

Weighted average number of common shares outstanding –Basic	10,757	10,636	10,751	10,636

Weighted average number of common shares outstanding – Diluted	10,819	10,636	10,813	10,636

Basic earnings per common share Earnings per share attributable to common stockholders	$0.14	$0.25	$0.25	$0.10

Diluted earnings per common share Earnings per share attributable to common stockholders	$0.14	$0.25	$0.25	$0.10

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,716	$1,192
Adjustments to reconcile net income to cash and cash equivalents used in operating activities:
Depreciation and amortization	266	987
Gain on sale of Company-owned training centers	(1,140)	(2,337)
Provision for bad debts	423	436
Stock-based compensation	41	24
Changes in operating assets and liabilities:
Restricted cash	234	(758)
Accounts receivable	(767)	(1,699)
Inventories	(21)	(62)
Prepaid expenses and other assets	448	209
Refundable income taxes	(106)	(139)
Accounts payable	1,175	1,490
Deferred revenue	(122)	(584)
Other liabilities	(3,360)	(1,087)
Deferred rent	(86)	(368)
Net cash used in operating activities	(299)	(2,696)

Cash flows from investing activities:
Additions to property and equipment	(77)	(293)
Proceeds from sale of training centers	225	1,388
Net cash provided by investing activities	148	1,095

Cash flows from financing activities:
Exercise of stock options	20	—
Principal payments on debt obligations	—	(980)
Net cash (used in) provided by financing activities	20	(980)

Net decrease in cash and cash equivalents	(131)	(2,581)

Cash and cash equivalents at beginning of period	795	3,798

Cash and cash equivalents at end of period	$664	$1,217

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$301	$27
Income taxes	$132	$74

Noncash investing and financing activities:
Dividends on preferred stock	$—	$184

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2007 and June 30, 2006

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

2.                                    Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2007 and June 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).   Amounts related to disclosure of December 31, 2006 balances within these interim consolidated financial statements were derived from the audited 2006 consolidated financial statements and notes thereto included in the 2006 Form 10-K, which was filed with the SEC on June 25, 2007.

Certain items previously reported by the Company with respect to the three and six months ended June 30, 2006 have been reclassified to conform to the presentation of such items for the three and six months ended June 30, 2007. This resulted in a reclassification of expenses from selling, general and administration expenses to cost of revenues of $937 and $1,997 for the three and six months ended June 30, 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and such differences could be material to the consolidated financial statements. The Company believes its estimates related to revenue recognition, deferred costs and allowance for doubtful accounts to be the most sensitive estimates impacting financial position and results of operations.

Going Concern Basis of Presentation

In its Annual Report on Form 10-K for the year ended December 31, 2006 the Company noted that, without additional capital, its ability to continue to operate as a going concern was uncertain.  On July 3, 2007, the Company completed $4,000 of new financing through the sale and issuance of preferred stock.   Management believes that the additional capital, combined with improved financial results, will sustain the Company for the foreseeable future.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.                                      Inventories

Inventories are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method and consist primarily of courseware materials, books, and kits. At June 30, 2007 and December 31, 2006, the Company maintained inventory valuation allowances of $15 and $23, respectively.

4.                                      Stock-Based Compensation

During the six months ended June 30, 2007 and 2006, the Company recognized approximately $41 and $24, respectively, of stock-based compensation expense which is included in the Company’s results of operations.  As of June 30, 2007 and December 31, 2006, total unrecognized compensation expense related to stock options granted was  $276 and $299, respectively.  The unrecognized compensation expense as of June 30, 2007 is expected to be recognized over the next two years.

The 2007 compensation expense was determined by calculating the fair value of each option grant using the Black-Scholes-Merton option-pricing model assuming a risk-free interest rate of 4.5%, volatility of 99% and zero dividend yield.  For 2006, compensation expense was determined assuming a risk-free interest rate of 4.9%, volatility of 99% and zero dividend yield.

During the three months ended June 30, 2007, 25,000 stock options were exercised resulting in proceeds to the Company of $20.

5.                                      Business Segment Information

The Company’s business units have been segregated into two reportable segments, Company-owned training centers and franchising operations.  The two segments are managed separately due to differences in their sources of revenues and services offered.  The Company-owned training centers segment operates wholly-owned computer training centers in three metropolitan cities within the continental United States and generates revenue through the sale and delivery of personal computing applications, technical software training courses, business skills, and healthcare information management training.  The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training, and the sale of courseware materials and e-learning products.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended June 30, 2007:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$4,294	$7,346	$11,640
Revenues – international	1,669	—	1,669
Depreciation and amortization	59	48	107
Interest expense	(103)	(60)	(163)
Interest income	13	—	13
Income tax provision	271	22	293
Net income attributable to common stockholders	252	1,245	1,497
Goodwill	11,408	—	11,408
Total assets	19,935	4,495	24,430

For the three months ended June 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$7,013	$14,155	$21,168
Revenues – international	1,705	—	1,705
Depreciation and amortization	320	123	443
Interest expense	(7)	(32)	(39)
Interest income	35	—	35
Income tax provision	270	51	321
Net income attributable to common stockholders	1,978	687	2,665
Goodwill	11,408	—	11,408
Total assets	22,499	10,798	33,297

For the six months ended June 30, 2007:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$8,372	$16,628	$25,000
Revenues – international	3,147	—	3,147
Depreciation and amortization	129	137	266
Interest expense	(204)	(101)	(305)
Interest income	24	—	24
Income tax provision	424	50	474
Net income (loss) attributable to common stockholders	848	1,868	2,716
Goodwill	11,408	—	11,408
Total assets	19,935	4,495	24,430

For the six months ended June 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$12,673	$30,276	$42,949
Revenues – international	3,055	—	3,055
Depreciation and amortization	658	329	987
Interest expense	(29)	(52)	(81)
Interest income	60	—	60
Income tax provision	418	89	507
Net income (loss) attributable to common stockholders	(130)	1,137	1,007
Goodwill	11,408	—	11,408
Total assets	22,499	10,798	33,297

6.                                      Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per common share (“Basic EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares, options and warrants had been issued. The Company’s potentially dilutive common shares consist of shares issuable upon conversion of the Company’s convertible preferred stock and exercise of unexercised stock options and warrants.

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, convertible preferred stock, stock options and warrants with a conversion or exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. As of June 30, 2007 stock options that were included in the computation of diluted earnings per share were 61,596 shares. There were no dilutive shares used in the computation of dilutive earnings per share as of June 30, 2006. As of June 30, 2007 and 2006, convertible preferred stock, stock options and warrants that have not been included in the diluted loss per share computation because they would have produced an anti-dilutive effect would have resulted in the inclusion in the calculation of 3,707,326 and 2,938,989 shares of common stock, respectively.

7.                                      Debt

On July 19, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) with Camden Partners Strategic III, LLC as administrative agent, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., George S. Rich and Alkhaleej Training and Education Corporation  (collectively, “the Lenders”).

The Credit Agreement provides for a $4,000 term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the “Financing”).  Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year.  Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock (“Series A Shares”) and accrued dividends and interest thereon into 174,693 shares of Preferred Series B Stock (“Series B Shares”).  In the event that any payment is not made when due, all outstanding obligations under the Credit Agreement will accrue interest at the default rate equal to 12% per year.  Accrued and unpaid interest on past due amounts will compound monthly.  The indebtedness may be required to be prepaid in the event of certain receipts by the Company.  No prepayment shall be required upon the disposition of any location owned by the Company.  All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.  As of June 30, 2007, the Company was in default of various covenants of the Credit Agreement relating to reporting, excess capital expenditures and other technical matters.  The Company has obtained a waiver of these events of default.

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”).  On May 3, 2006, the Company paid in full all amounts owed under the Wells Fargo Credit Agreement.

8.                                      Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2007	2006
Accounts payable to franchisees	$2,554	$3,575
Salaries, wages and commissions payable	1,931	2,448
Royalties and fees payable to courseware partners	49	337
Deferred revenue	1,553	1,694
Accrued operating expenses and other	4,556	7,189
	$10,643	$15,243

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

The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.  Upon completion of the historical student attendance analyses in the second quarter of 2007 and 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $144 and $481, respectively.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

10.                               Provision for Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.”  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties since the adoption of FIN 48.

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

For the six months ended June 30, 2007, the Company recorded a provision for income taxes of $474 on pre-tax income of $3,190. For the three months ended June 30, 2007, the Company recorded a provision for income taxes of $293 on pre-tax income of $1,790. The tax provision is primarily comprised of taxes on state and foreign income and capital taxes.

11.                               Gain on Sale of Company-owned training centers

During 2007, the Company sold and re-franchised its Company-owned training centers in Chicago, Cleveland and Anaheim in asset sale agreements for the buyer’s assumption of net liabilities of $1,140.  In addition, the buyers paid $225 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements.  The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the six months ended June 30,  2007.  Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred a portion of the gross gain of $727.  The deferred gain on sale amount at the date of sale consisted of a discount to the buyer on royalty revenue over the first twelve months of the agreement.

During 2006, the Company sold and re-franchised its Company-owned training centers in San Antonio, Charlotte, Memphis, Nashville, Atlanta and Hartford in asset sale agreements for $1,550 in cash and notes plus assumption of net liabilities of $2,337.  The unsecured notes receivable totaled $163 and bear interest at rates of 6% to 8% per annum and have maturity dates over the next 12 to 24 months.  The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at anytime during the six months ended June 30, 2006.  Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $1,173.  The deferred gain on sale amount at the date of sale consisted of a discount to buyers on royalty revenue over periods of one to two years and an estimate of the Company’s continuing obligation for future refunds to the buyer based on historical experience at each center sold.

12.                               Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

13.                               Subsequent Events

On July 3, 2007, the Company completed a $4,000 convertible preferred stock financing with private investors (the “2007 Financing”).  The Series C Preferred Stock has an initial dividend rate of 4%, a liquidation preference of $23.25 plus accrued and unpaid dividends, and is convertible into 5,333,333 shares of the Company’s common stock.   In conjunction with the 2007 Financing, the Company issued 1,066,667 warrants to purchase the Company’s common stock at $0.75 per share.  These warrants may be cancelled in the event of a predetermined increase in the market price of the Company’s common stock.  In order to secure the agreement of the Company’s secured lenders to the 2007 Financing, and satisfy certain anti-dilution adjustments contained in the terms of previously issued warrants held by the secured lenders, the exercise price of 2,666,666 previously issued warrants was reduced from $1.50 to $0.90 and an additional 1,135,153 warrants were issued at the same exercise price.  The 2007 Financing also triggered the anti-dilution provisions of the Company’s Series B Convertible Preferred Stock and caused the conversion price of the 174,693 outstanding shares of Series B Preferred Stock to be reduced from $1.80 to $1.54 and the conversion rate to be increased from 20.8333 to 24.3506.  As a result, the number of shares of common stock into which the Series B Preferred Stockholders may convert their shares of Series B Preferred Stock increased from 3,639,432 to 4,253,879.  In connection with the 2007 Financing, certain credit agreement covenants were also amended.

The Company intends to use the proceeds of the 2007 Financing primarily for general working capital.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the three and six months ended June 30, 2006 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: Company-owned training centers and franchising operations.  As of June 30, 2007, the Company-owned training centers reporting unit operated three wholly-owned computer training centers within the continental United States and generated revenue through the sale and delivery of personal computing (“PC”) applications, technical software training courses, business skills and healthcare information management training.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the Continental United States and international, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products.  Both reporting units operate principally within the information technology (“IT”) training industry.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of critical accounting policies which include revenue recognition, deferred costs, allowance for losses on accounts receivable, deferred tax assets and accounting for goodwill.  During the six months ended June 30, 2007, there were no material changes to these policies.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $664 as of June 30, 2007 compared to $795 as of December 31, 2006.  The decrease is primarily due to normal operating activities offset by proceeds from the sale of three Company-owned training centers between January 1, 2007 and June 30, 2007.

Cash used by operations was $299 for the six months ended June 30, 2007, $2,397 below the amount used in the comparable period in 2006 primarily due to net operating income offset by non-cash charges for depreciation, amortization and changes in other assets and liabilities.  During the six months ended June 30, 2007 and June 30, 2006, the Company spent $77 and $293, respectively,  on capital equipment.  The Company has no material commitments to purchase property and equipment in 2007.

As described more fully in the Note 13 “Subsequent Events,” the Company completed a $4,000 convertible preferred stock financing in July 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $1,267 in restricted cash comprised of $260 deposited with state agencies to guarantee performance in various states in respect to providing training to consumers and $1,007 deposited with landlords and banks to comply with contractual obligations.  In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.

RESULTS OF OPERATIONS

The results of operations for the three months ended June, 30, 2007 and 2006 are not directly comparable due to the sale of ten Company-owned training centers between January 1, 2006 and June 30, 2007. The Company determined that the sale of these centers did not meet the necessary criteria for classification as discontinued operations so the operating results of these centers up until the date they were disposed are included in operating income.

Three Months Ended June 30, 2007 vs. June 30, 2006

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2007	2006
Revenues
Franchising
Franchising fees	1%	1%
Royalties	37%	20%
Courseware sales and other	7%	17%
Total franchising revenues	45%	38%

Company-owned training center revenues	55%	62%
Total revenues	100%	100%

Cost of revenues	47%	57%
Selling, general and administrative expenses	43%	37%
Operating income	10%	6%

Gain on sale of Company-owned training centers	4%	7%
Interest expense	1%	—%
Interest income	—%	—%
Income before income taxes	13%	13%
Provision for income taxes	2%	1%
Net income	11%	12%

Balances of less than 1% of revenues are not disclosed in this table.

Revenues

Revenues totaled $13,309 for the three months ended June 30, 2007, a decrease of $9,564, or 42%, from $22,873 for the same period in 2006.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $6,809 and a decrease in franchising revenues of $2,755.

Company-Owned Training Centers

Company-owned training centers earned revenue of $7,346 for the three months ended June 30, 2007, a decrease of $6,809, or 48%, from $14,155 for the same period in 2006.  The decrease is primarily due to the sale of eight Company-owned training centers since March 31, 2006.  Revenue on a same store basis for the three Company-owned centers in operation at June 30, 2007 was $5,722, 12% below the comparable amount in 2006.  The decline is primarily attributable to difficulties in students obtaining financing for consumer curriculum.  Consumer sales accounted for approximately 19 % and 17% of Company-owned training centers sales for the three months ended June 30, 2007 and 2006, respectively, due to the sold centers doing relatively less consumer business than the remaining three centers.  Corporate sales accounted for approximately 81 % and 83% of Company-owned training centers sales for the three months ended June 30, 2007 and 2006, respectively.

Franchising Operations

Franchising revenues totaled $5,963 for the three months ended June 30, 2007, a decrease of $2,755, or 32%, from $8,718 for the same period in 2006.  The decrease in franchising revenues resulted primarily from a decline in courseware sales and franchise fees partially offset by an increase in royalties.

Franchise fees totaled $150 for the three months ended June 30, 2007, a decrease of $173, or 54%, from $323 for the same period in 2006.  The decrease is primarily due to one Company-owned training center being refranchised in 2007 as compared to four in 2006.

Franchise royalties totaled $4,868 for the three months ended June 30, 2007, an increase of $323, or 7%, from $4,545 for the same period in 2006.  The increase is primarily due to an increase in North American royalties as a result of refranchising eight Company owned training centers since March 31, 2006, increasing royalty rates and minimums required under terms of the franchise agreements, and the recognition of deferred revenue on the Company-owned training centers that were refranchised during 2006 and 2007, offset by a decrease in international royalties.

Courseware sales and other revenues totaled $945 for the three months ended June 30, 2007, a decrease of $2,905, or 75%, from $3,850 for the same period in 2006.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to the cancellation of the Company’s courseware reseller contract in June 2006.

System-wide Revenues

System-wide revenues, totaled $98,132 for the three months ended June 30, 2007, an increase of $2,021, or 2%, from $96,111 in 2006.  Continental United States and international system-wide revenues increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $6,231, or 47 % of revenue for the three months ended June 30, 2007, a decrease of $6,823, or 52% from $13,054, or 57%, of revenue for the same period in 2006.  The decrease is primarily due to the sale of eight Company-owned training centers since March 31, 2006 and cancellation of the Company’s courseware reseller contract in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $5,723, or 43% of revenue for the three months ended June 30, 2007, a decrease of $2,739, or 32% from $8,462, or 37% of revenue for the same period in 2006.  The decrease is primarily due to the sale of eight Company-owned training centers since March 31, 2006 and savings achieved from cost cutting initiatives undertaken in 2006 and 2007 to reduce our headquarters office space by half and reduce our corporate headcount by 28% since September 30, 2006.

Gain on Sale of Company–owned training centers

Gain on sale of Company-owned training centers totaled $585, or 4% of revenue for the three months ended June 30, 2007, a decrease of $1,140, or 66% from $1,725, or 7% of revenue for the same period in 2006.  The decrease is attributable to a smaller gain being recognized on the sale of training centers in 2007 as compared to 2006.

Interest Expense

Interest expense totaled $163 for the three months ended June 30, 2007, an increase of  $124, or 318% from $39 in the comparable period in 2006.  The increase is primarily due to a higher average debt balances maintained during the period.

Interest Income

Interest income totaled $13 for the three months ended June 30, 2007, a decrease of $22, or 63% from $35 in the comparable period in 2006.  The decrease is a result of lower average cash balances during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Income Tax Expense

Provision for income tax expense totaled $293 for the three months ended June 30, 2007, a decrease of $28 from $321 for the same period in 2006.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

Six Months Ended June 30, 2007 vs. June 30, 2006

The results of operations for the six months ended June, 30, 2007 and 2006 are not directly comparable due to the sale of ten Company-owned training centers between January 1, 2006 and June 30, 2007. The Company determined that the sale of these centers did not meet the necessary criteria for classification as discontinued operations so the operating results of these centers up until the date they were disposed are included in operating income.

The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2007	2006
Revenues
Franchising
Franchising fees	1%	1%
Royalties	32%	18%
Courseware sales and other	8%	15%
Total franchising revenues	41%	34%

Company-owned training center revenues	59%	66%
Total revenues	100%	100%

Cost of revenues	49%	60%
Selling, general and administrative expenses	43%	41%
Operating income (loss)	8%	(1)%

Gain on sale of Company-owned training centers	4%	5%
Interest expense	1%	—%
Interest income	—%	—%
Income before income taxes	11%	4%
Provision for income taxes	1%	1%
Net income	10%	3%

Balances of less than 1% of revenues are not disclosed in this table.

Revenues

Revenues totaled $28,147 for the six months ended June 30, 2007, a decrease of $17,857, or 39%, from $46,004 for the same period in 2006.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $13,648 and a decrease in franchising revenues of $4,209.

Company-Owned Training Centers

Company-owned training centers earned revenue of $16,628 for the six months ended June 30, 2007, a decrease of $13,648, or 45%, from $30,276 for the same period in 2006.  The decrease is primarily due to the sale of ten Company-owned training centers since January 1, 2006.  Revenue on a same store basis for the three Company-owned centers in operation at June 30, 2007 was $11,230, 6% below the comparable amount in 2006.  The decline is primarily attributable to difficulties in students obtaining financing for consumer curriculum.  Consumer sales accounted for approximately 17% and 19% of Company-owned training center sales for the six months ended June 30, 2007 and 2006, respectively, and corporate sales accounted for approximately 83% and 81% of Company-owned training center sales for the six months ended June 30, 2007 and 2006, respectively.

Franchising Operations

Franchising revenues totaled $11,519 for the six months ended June 30, 2007, a decrease of $4,209, or 27%, from $15,728 for the same period in 2006.  The decrease in franchising revenues resulted primarily from a decline in courseware sales partially offset by an increase in royalties and franchise fees.

Franchise fees totaled $389 for the six months ended June 30, 2007, an increase of $11, or 3%, from $378 for the same period in 2006.  The increase is attributable to increased fees internationationally offset by a reduction in North American fees due to fewer centers being re-franchised in the 2007 period.

Franchise royalties totaled $9,022 for the six months ended June 30, 2007, an increase of $870, or 11%, from $8,152 for the same period in 2006.  The increase is primarily due to an increase in North American royalties as a result of refranchising ten Company owned training centers since January 1, 2006 and increasing royalty rates and minimums required under terms of the franchise agreements and a marginal increase in international royalties.

Courseware sales and other revenues totaled $2,108 for the six months ended June 30, 2007, a decrease of $5,090, or 71%, from $7,198 for the same period in 2006.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to the cancellation of the Company’s courseware reseller contract in June 2006.

System-wide Revenues

System-wide revenues, totaled $189,931 for the six months ended June 30, 2007, an increase of $4,979, or 3%, from $184,952 in 2006.  Continental United States and international system-wide revenues increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $13,631, or 49% of revenue for the six months ended June 30, 2007, a decrease of $13,830, or 50% from $27,461, or 60%, of revenue for the same period in 2006.  The decrease is primarily due to the sale of ten Company-owned training centers since January 1, 2006 and cancellation of the Company’s courseware reseller contract in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $12,185, or 43% of revenue for the six months ended June 30, 2007, a decrease of $6,975, or 36% from $19,160, or 41% of revenue for the same period in 2006.  The decrease is primarily due to the sale of ten Company-owned training centers since March 31, 2006 and savings achieved from cost cutting initiatives undertaken in 2006 and 2007.

Gain on Sale of Company-owned training centers

Gain on sale of Company-owned training centers totaled $1,140, or 4% of revenue for the six months ended June 30, 2007, a decrease of $1,197, or 51% from $2,337, or 5% of revenue for the same period in 2006.  The decrease is attributable to a smaller gain being recognized on the sale of the Company-owned training centers sold during 2007 as compared to 2006.

Interest Expense

Interest expense totaled $305 for the six months ended June 30, 2007, an increase of $224, or 277% from $81 in the comparable period in 2006.  The increase is primarily due to a higher average debt balances maintained during the period.

Interest Income

Interest income totaled $24 for the six months ended June 30, 2007, a decrease of $36, or 60% from $60 in the comparable period in 2006.  The decrease is a result of lower average cash balances during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Income Tax Expense

Provision for income tax expense totaled $474 for the six months ended June 30, 2007, a decrease of $33 from $507 for the same period in 2006.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

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

As of June 30, 2007, the Company did not consider there to be any significant interest rate risk related to the Credit Agreement with the Lenders.  See additional discussion in Note 7 “Debt” to the Company’s consolidated financial statements.

The Company’s risk exposure to fluctuations in foreign currency exchange rates is not material.

ITEM 4.                             CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that those disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2007, we implemented several initiatives that have materially affected, in a positive manner, our internal control over financial reporting.  Specifically, we improved our internal control over financial reporting by adhering to a financial closing timeline that permitted us adequate time to analyze our results at a departmental and segment level to ensure that our financial records captured all the appropriate activity for the quarter.  In addition, our senior management, including our chief executive officer and chief financial officer, have reviewed our financial results in comparison to budget and prior year to determine the presence of inconsistencies and inaccuracies in financial reporting. Finally, we have completed an SEC Form 10Q checklist published by a leading publisher of business and corporate compliance literature to ensure this filing complies with rules and regulations promulgated by the SEC for interim reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will necessarily prevent or detect all fraud and material errors, if any. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of unintended errors or mistakes.

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

PART II.                                OTHER INFORMATION

ITEM 3.                                     DEFAULT UPON SENIOR SECURITIES

As of June 30, 2007, the Company was in default of various covenants of the Credit Agreement relating to reporting, excess capital expenditures and other technical matters.  The Company has obtained a waiver of these events of default.

ITEM 6.                                     EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.1*

Asset Purchase Agreement, dated June 1, 2007, by and among New Horizons Computer Learning Center of Santa Ana, L.L.C., a Delaware limited liability company, and New Horizons Worldwide, Inc. , on the one hand, and KML Enterprises, Inc. a California corporation, and Kevin M. Landry, a natural person who owns all of the equity of KML Enterprises.

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

NEW HORIZONS WORLDWIDE, INC.

Date:	August 10, 2007	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer

Date:	August 10, 2007	By:	/s/ Charles M. Caporale
Charles M. Caporale
Senior Vice President and Chief Financial Officer