Form 10-Q
period 2007-09-30
NEW HORIZONS WORLDWIDE INC
filed 2007-11-13
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at November 6, 2007: 10,872,489

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$4,024	$795
Accounts receivable, net	6,385	7,661
Inventories, net	109	229
Prepaid expenses	871	1,316
Refundable income taxes	76	391
Other current assets	188	145
Total current assets	11,653	10,537

Property and equipment, net	2,429	3,008
Restricted cash	768	1,501
Goodwill	11,408	11,408
Other assets	810	1,156
Total assets	$27,068	$27,610

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,935	$3,808
Deferred revenue	5,621	7,299
Other current liabilities	11,031	15,243
Total current liabilities	18,587	26,350

Long-term debt	4,000	4,000
Deferred rent	1,322	1,559
Other long-term liabilities	192	356
Total liabilities	24,101	32,265

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Convertible preferred stock Series C, no par value, 200,000 authorized, 172,043 issued and outstanding at September 30, 2007. No shares issued and outstanding at December 31, 2006. Liquidation preference of $23.25 per share	3,802	—
Convertible preferred stock Series B, no par value, 200,000 authorized, 174,693 issued and outstanding at September 30, 2007 and December 31, 2006. Liquidation preference of $37.50 per share	5,611	5,611
Common stock, $.01 par value, 20,000,000 shares authorized; 11,041,969 and 10,745,353 shares issued, 10,856,969 and 10,560,353 outstanding at September 30, 2007 and December 31, 2006, respectively	110	107
Additional paid-in capital	49,019	48,570
Accumulated deficit	(54,277)	(57,645)
Treasury stock at cost—185,000 shares at September 30, 2007 and December 31, 2006	(1,298)	(1,298)
Total stockholders’ equity (deficit)	2,967	(4,655)
Total liabilities and stockholders’ equity (deficit)	$27,068	$27,610

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Franchising
Franchise fees	$96	$158	$485	$536
Royalties	5,065	4,283	14,087	12,435
Courseware sales and other	849	1,706	2,957	8,904
Total franchising revenues	6,010	6,147	17,529	21,875

Company-owned training centers	5,891	9,443	22,519	39,719
Total revenues	11,901	15,590	40,048	61,594

Cost of revenues	5,260	9,359	18,891	36,820
Selling, general and administrative expenses	5,021	7,333	17,206	26,493

Operating income (loss)	1,620	(1,102)	3,951	(1,719)

Other income (expense)	—	(1)	—	4
Gain (loss) on sale of Company-owned training centers	(180)	(12)	960	2,325
Interest expense	(165)	(75)	(470)	(156)
Interest income	41	55	65	110

Income (loss) before provision for income taxes	1,316	(1,135)	4,506	564
Provision for income taxes	664	224	1,138	731

Net income (loss)	652	(1,359)	3,368	(167)
Dividends payable on preferred stock (see Note 10 “Shareholder’s Equity (Deficit)”)	(171)	(108)	(434)	(108)
Deemed dividend on preferred stock (see Note 10 “Shareholder’s Equity (Deficit)”)	(2,963)	—	(2,963)	—
Net loss attributable to common stockholders	$(2,482)	$(1,467)	$(29)	$(275)

Weighted average number of common shares outstanding —Basic and diluted	10,665	10,508	10,600	10,471

Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.14)	$—	$(0.03)

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,368	$(167)
Adjustments to reconcile net income (loss) to cash and cash equivalents used in operating activities:
Depreciation and amortization	365	1,374
Gain on sale of Company-owned training centers	(960)	(2,325)
Provision for bad debts	295	698
Directors fees paid with the issuance of common stock	115	—
Stock-based compensation	172	51
Changes in operating assets and liabilities:
Restricted cash	733	(637)
Accounts receivable	(806)	(333)
Inventories	(21)	(80)
Prepaid expenses and other assets	428	784
Refundable income taxes	315	287
Accounts payable	(1,613)	(34)
Deferred revenue	(133)	(3,008)
Other liabilities	(2,874)	(1,273)
Deferred rent	(157)	(452)
Net cash used in operating activities	(773)	(5,115)

Cash flows from investing activities:
Additions to property and equipment	(187)	(397)
Proceeds from sale of training centers	225	1,447
Net cash provided by investing activities	38	1,050

Cash flows from financing activities:
Exercise of stock options	162	—
Proceeds from sale of common stock	—	100
Proceeds from the issuance of debt	—	4,000
Costs associated with issuance of debt	—	(11)
Proceeds from the issuance of Series C Preferred Stock	4,000	—
Costs associated with issuance of Preferred Stock	(198)	—
Principal payments on debt obligations	—	(980)
Net cash provided by financing activities	3,964	3,109

Net increase in cash and cash equivalents	3,229	(956)

Cash and cash equivalents at beginning of period	795	3,798

Cash and cash equivalents at end of period	$4,024	$2,842

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$471	$110
Income taxes	$836	$544

Noncash investing and financing activities:
Forgiveness of officer note	$—	$300
Dividends payable and deemed dividends on preferred stock	$3,397	$312

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2007 and September 30, 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

1.                                      Description of Business

New Horizons Worldwide, Inc. (“New Horizons” or the “Company”) owns and franchises computer-training centers. The Company has two reporting units: Company-owned training centers and franchising operations, both of which operate principally within the information technology (“IT”) training industry. The Company-owned training centers reporting unit generates revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.

2.                                      Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Amounts related to disclosure of December 31, 2006 balances within these interim consolidated financial statements were derived from the audited 2006 consolidated financial statements and notes thereto included in the 2006 Form 10-K, which was filed with the SEC on June 25, 2007.

Certain items previously reported by the Company with respect to the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation of such items for the three and nine months ended September 30, 2007. Specifically, the Company reflected a reclassification of expenses from selling, general and administration expenses to cost of revenues of $800 and $2,797 for the three and nine months ended September 30, 2006, respectively. For the nine months ended September 30, 2006, cash paid for income taxes on the Consolidated Statements of Cash Flows was increased by $449 to include cash withheld at source for foreign income taxes. Finally, the Consolidated Balance Sheet at December 31, 2006, reflects a reclassification of $5,611 from Additional paid-in capital to Convertible preferred stock Series B to reflect the carrying amount of these shares.

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

Going Concern Basis of Presentation

In the 2006 Form 10-K the Company noted that, without additional capital, its ability to continue to operate as a going concern was uncertain. On July 2, 2007, the Company completed $4,000 of new financing through the sale and issuance of Series C preferred stock. Management believes that the additional capital, combined with improved financial results, will sustain the Company for the next twelve months. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.                                      Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. All Company option awards granted prior to January 1, 2006 are fully vested.

During the nine months ended September 30, 2007, the Company recognized approximately $172 of share-based compensation expense. This compensation expense consisted of $79 for vested stock options and $93 for unvested restricted common stock. During the nine months ended September 30, 2006, the Company recognized approximately $51 of share-based compensation expense for vested stock options. Unrecognized compensation expense for stock options and restricted common stock granted was as follows:

	September 30,	December 31,
	2007	2006
Unrecognized compensation cost:
Stock options	$480	$299
Restricted stock	$711	$280
Weighted-average remaining periods for recognition (years):
Stock options	2.50	2.78
Restricted stock	1.46	4.50

The estimated fair value of the options granted during 2007 was calculated using the Black-Scholes-Merton option-pricing model assuming a risk-free interest rate of 4.5%, volatility of 99%, zero dividend yield and an expected term of 3 years. For 2006, compensation expense was determined assuming a risk-free interest rate of 4.9%, volatility of 99%, zero dividend yield and an expected term of 4 years.

The compensation expense related to the restricted common stock was calculated based on the market price of the Company’s common stock on the grant date of the restricted shares.

During the nine months ended September 30, 2007, 221,866 stock options were exercised resulting in proceeds to the Company of $162.

The Company has a net operating loss carry-forward as of December 31, 2006, and no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The Company provides for the grant of stock options and the award of restricted common stock to key employees and non-employee directors under its Omnibus Equity Plan. A summary of award activity is described in further detail below.

Stock Options

A summary of stock option activity as of September 30, 2007 and changes during the nine months then ended is presented as follows:

		Weighted-
	Number of Shares	Average Price
Outstanding at December 31, 2006	2,071,091	$3.77
Granted	340,000	1.38
Exercised	(221,866)	0.73
Forfeited	(260,125)	7.81
Outstanding at September 30, 2007	1,929,100	$3.16
Exercisable at September 30, 2007	1,028,434	$4.85

On August 24, 2007, the Company’s Chief Executive Officer (“CEO”), was granted stock options in the amount of 240,000 shares at an exercise price of $1.53 per share. The stock options vest over three years and expire in ten years. Also during 2007, two other stock option grants totaling 100,000 shares were made by the Company to senior management employees with exercise prices ranging from $1.00 to $1.07 per share, vesting over three years and expiring in ten years.

Restricted Stock Awards

A summary of restricted stock award activity as of September 30, 2007 and changes during the nine months then ended is presented as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	350,000	$0.80
Granted	340,000	1.54
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2007	690,000	$1.16

On August 24, 2007, the Company granted a total of 340,000 shares of restricted common stock to its CEO and three of its senior management employees. Under the terms of these Restricted Stock Agreements if the Company reaches an Adjusted EBITDA (as defined in the Restricted Stock Agreements) of (i) $3,357 for the consecutive twelve month period ending December 31, 2007, 170,000 shares of the restricted shares will vest. If the Company reaches its performance target of $7,565 in Adjusted EBITDA for the consecutive twelve month period ending December 31, 2008, an additional 170,000 shares of the restricted shares will vest. Unvested shares will be held by the Company in escrow and the individuals will be entitled to vote and receive dividends on such escrowed shares. As of September 30, 2007, none of these restricted shares had vested.

The following supplemental disclosures are provided with respect to the Company’s stock options and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Fair value of options granted (per share)	$1.54	$1.01	$1.46	$0.91
Intrinsic value of options exercised	$181	$—	$185	$—

4.                                      Business Segment Information

The Company’s business units have been segregated into two reportable segments, Company-owned training centers and franchising operations. The two segments are managed separately due to differences in their sources of revenue and services offered. The Company-owned training centers segment operates wholly-owned computer training centers in three metropolitan areas within the continental United States and generates revenue through the sale and delivery of training for PC applications, technical software, business skills and healthcare information management. The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended September 30, 2007:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$4,157	$5,891	$10,048
Revenues – international	1,853	—	1,853
Depreciation and amortization	56	43	99
Loss on sale of Company-owned training centers	—	(180)	(180)
Interest expense	(103)	(62)	(165)
Interest income	41	—	41
Income tax provision	554	110	664
Net income (loss)	901	(249)	652
Goodwill	11,408	—	11,408
Total assets	21,831	5,237	27,068

For the three months ended September 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$4,806	$9,443	$14,249
Revenues – international	1,341	—	1,341
Depreciation and amortization	302	85	387
Gain (loss) on sale of Company-owned training centers	2,062	(2,074)	(12)
Interest expense	(65)	(10)	(75)
Interest income	55	—	55
Income tax provision	204	20	224
Net income (loss)	1,754	(3,113)	(1,359)
Goodwill	11,408	—	11,408
Total assets	22,325	9,244	31,569

For the nine months ended September 30, 2007:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$12,529	$22,519	$35,048
Revenues – international	5,000	—	5,000
Depreciation and amortization	185	180	365
Gain (loss) on sale of Company-owned training centers	(337)	1,297	960
Interest expense	(307)	(163)	(470)
Interest income	65	—	65
Income tax provision	978	160	1,138
Net income	1,749	1,619	3,368
Goodwill	11,408	—	11,408
Total assets	21,831	5,237	27,068

For the nine months ended September 30, 2006:

	Franchising	Company- owned training centers	Consolidated
Revenues – domestic	$17,479	$39,719	$57,198
Revenues – international	4,396	—	4,396
Depreciation and amortization	960	414	1,374
Gain on sale of Company-owned training centers	1,068	1,257	2,325
Interest expense	(93)	(63)	(156)
Interest income	105	5	110
Income tax provision	621	110	731
Net income (loss)	1,809	(1,976)	(167)
Goodwill	11,408	—	11,408
Total assets	22,325	9,244	31,569

5.                                      Loss Per Share

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

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares had been issued. The Company’s potentially dilutive common shares consist of shares issuable upon the conversion of the Company’s convertible preferred stock, the exercise of unexercised stock options and warrants, and the achievement of targets related to vesting of restricted stock.

The following data show the amounts used in computing the loss per share and the effect on income and the weighted average number of shares of common stock:

	Three Months Ended September 30,
	2007			2006
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Net income (loss)	$652			$(1,359)
Less: Series B preferred dividends	(131)			(108)
Less: Series C preferred dividends	(40)			—
Less: Series C deemed preferred dividend on beneficial conversion feature	(1,953)			—
Less: Deemed dividend from the amended warrants for Series A and Series B	(1,010)			—

Basic and diluted loss per share
Loss attributable to common stockholders	$(2,482)	10,665	$(0.23)	$(1,467)	10,508	$(0.14)

	Nine Months Ended September 30,
	2007			2006
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Net income (loss)	$3,368			$(167)

Less: Series B preferred dividends	(394)			(108)
Less: Series C preferred dividends	(40)			—
Less: Series C deemed preferred dividend on beneficial conversion feature	(1,953)			—
Less: Deemed dividend from the amended warrants for Series A and Series B	(1,010)			—

Basic and diluted loss per share
Loss attributable to common stockholders	$(29)	10,600	$0.00	$(275)	10,471	$(0.03)

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. As a result of the loss available to common stockholders for the three and nine months ended September 30, 2007 and 2006, the same amount of shares are used to calculate both basic and diluted loss per share. Adding the effect of the Company’s potentially dilutive common shares would be anti-dilutive. Convertible preferred stock, stock options, warrants and restricted stock that have not been included in the diluted loss per share computation totaled 17,074,799 shares of common stock for the three and nine months ended September 30, 2007, and 4,105,258 shares of common stock for the three and nine months ended September 30, 2006.

6.                                      Debt

On July 3, 2007, the Company entered into Amendment No. 1 to its existing Credit Agreement (the “Credit Amendment”). The Credit Amendment has revised definitions for certain terms, amends and restates certain sections, and required the Company to file preliminary proxy materials concerning a meeting of the Company’s stockholders with the Securities and Exchange Commission, which materials were filed on October 5, 2007 and which meeting was held on November 6, 2007.

The amended Credit Agreement provides for a $4,000 term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009. Under the terms of the amended Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year. In the event that any payment is not made when due, all outstanding obligations under the amended Credit Agreement will accrue interest at the default rate equal to 12% per year. Accrued and unpaid interest on past due amounts will compound monthly. The indebtedness may be required to be prepaid in the event of certain receipts by the Company. No prepayment shall be required upon the disposition of any location owned by the Company. All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.

On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association. On May 3, 2006, the Company paid in full all amounts owed under the Wells Fargo Credit Agreement.

7.                                      Other Current Liabilities

Other current liabilities consist of:

	September 30,	December 31,
	2007	2006
Accounts payable to franchisees	$2,254	$3,575
Salaries, wages and commissions payable	2,957	2,448
Royalties and fees payable to courseware partners	17	337
Undelivered future revenue	1,680	1,694
Accrued operating expenses and other	4,123	7,189
	$11,031	$15,243

The decrease in other current liabilities is a result of the sale of three Company-owned training centers in 2007 and general working capital activities.

8.                                      Change in Estimates

Revenue recognition rates utilized for certain training vouchers, club memberships and technical certification programs are based on the results of student attendance analyses performed by the Company. The Company’s student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data. For training vouchers, club memberships and technical certification programs for which the Company does not perform student attendance analysis, the Company recognizes revenue on a straight-line basis. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied. The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses in the third quarters of 2007 and 2006, the Company adjusted its revenue recognition rates. The adjustments resulted in an increase in the deferred revenue balance and a decrease in revenue of $260 for the third quarter of 2007 and a decrease in the deferred revenue balance and an increase in revenue of $202 for the third quarter of 2006.

Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

9.                                      Provision for Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, the Company had no increase to the liability for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties since the adoption of FIN 48.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2001.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.

For the nine months ended September 30, 2007, the Company recorded a provision for income taxes of $1,138 on pre-tax income of $4,506. For the three months ended September 30, 2007, the Company recorded a provision for income taxes of $664 on pre-tax income of $1,316. The tax provision is primarily comprised of taxes on state and foreign income and capital taxes.

10.                               Shareholder’s Equity (Deficit)

On July 2, 2007 the Company completed a $4,000 sale of Series C preferred stock and warrants to private investors (the “Series C Stockholders”) under the Series C Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The Series C Stockholders purchased (i) 172,043 shares of Series C Convertible Preferred Stock, without par value (“Series C Shares”), convertible into 5,333,333 shares of common stock, $.01 par value (“Common Shares”) of the Company and (ii) 1,066,667 warrants to purchase common stock at $0.75 per share (the “Series C Warrants”) for the aggregate amount of $4,000. The Company intends to use the proceeds of the sale primarily for general working capital.

As contemplated by the Purchase Agreement, an amendment to the Company’s Restated Certificate of Incorporation, as amended, was approved at a meeting of the Company’s stockholders on November 6, 2007. This amendment increases the number of authorized common stock of the Company from 20,000,000 to 30,000,000 shares (the “Certificate Amendment”). Following the filing of the Certificate Amendment with the Secretary of State of the State of Delaware, the Company has agreed to reserve and keep available out of its authorized but unissued shares of common stock, not less than the maximum number of shares that would then be issuable upon conversion of all outstanding Series C Shares and exercise of the Series C Warrants.

Series C Warrants to Purchase Common Stock

The Series C Warrants to purchase an aggregate of 1,066,667 shares of the Company’s common stock (the “Series C Warrant Shares”) entitle the holder to exercise the warrants from and after July 3, 2007, until July 3, 2012, at an exercise price of $0.75 per common share. The exercise price is subject to adjustment under certain circumstances as specified in the terms of the Series C Warrants. The Series C Warrants are not exercisable and are subject to cancellation in whole or in part commencing January 1, 2010 and ending three months prior to their expiration if the market value of the common stock for which such warrants are exercisable exceeds certain amounts as specified in terms of the Series C Warrants.

The holders of Series C Warrant Shares are entitled to registration rights under the Second Amended and Restated Registration Rights Agreement. The holders of Series C Warrant Shares are also subject to the voting obligations and transfer restrictions set forth in the Second Amended and Restated Stockholders’ Agreement. These amended agreements also impact the registration rights and voting obligations of the holders of Series B preferred stock.

Amended and Restated Series A-1 Warrants, Amended and Restated Series B-1 Warrants, Series A-2 Warrants and Series B-2 Warrants

In order to secure waivers from the Lenders and to induce the Lenders to agree to the Credit Amendment, and in order to satisfy certain anti-dilution adjustments set forth in the Company’s Series A Warrants and Series B Warrants issued pursuant to the Credit Agreement, (i) the Series A Warrants and the Series B Warrants have been amended to reduce the price per common stock share at which the warrants can be exercised from $1.50 to $0.90, and (ii) 1,135,153 additional warrants have been issued at an exercise price of $.90 per common stock share, has a term of five years, and is subject to cancellation as provided for in the terms thereof. The difference in the fair value of these securities before and after these amendments totaled $1,010. The Company recognized this amount as a deemed dividend to preferred shareholders. To value these securities, the Company used the Black-Scholes-Merton option-pricing model, and used a risk free rate of return of 4.5%, an expected term of 3 years, and an expected volatility percentage of 99%.

Voting Agreement

On July 3, 2007, the Company entered into a Voting Agreement (the “Voting Agreement”) with certain stockholders listed therein whereby each stockholder which is a party to the Voting Agreement agreed to vote all of its shares entitled to vote at a meeting of the Company’s stockholders in favor of the Certificate Amendment.

Certificate of Designation of Series C Shares

On July 2, 2007, the Company filed a Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”), pursuant to which the Series C Shares are entitled to receive cumulative quarterly dividends at a rate of 4% per annum on the last day of March, June, September and December of each year, if declared by the Board of Directors. Upon any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series C Shares are entitled to a liquidation preference in an amount per share equal to $23.25 per share, plus any cumulative but unpaid dividends. The Series C Shares are convertible at any time and from time to time after the Certificate Amendment shall have become effective, at the option of each holder of Series C Shares, into fully paid and non-assessable common stock. Initially, the conversion rate is 31 shares of common stock for one Series C Share, subject to adjustment in certain events. Until the holders of Series C Shares own less than 50% of the Series C Shares originally issued, the Company cannot take certain actions without obtaining the approval of the holders of a majority of the outstanding Series C Shares, including the issuance, creation, designation or authorization of any securities having rights or preferences senior to or on parity with the Series C Shares, incur indebtedness in excess of $5 million, effect any single capital expenditure equal to or in excess of $2.5 million, or enter into an acquisition or joint venture for which the consideration is equal to or in excess of $2.5 million.

The rights of holders of common stock have been materially affected by the issuance of the Series C Shares. The Company encourages the reader to refer to these documents filed as exhibits to the Company’s current report on Form 8-K dated July 2, 2007, for a full explanation of the rights and obligations of these preferred stockholders.

Adjustment of Conversion Price and Conversion Rate of Series B Shares

As a result of the issuance of the Series C Shares and Series C Warrants at a conversion price and exercise price, respectively, of $0.75, the anti-dilution provisions of the Series B Shares as set forth in the Series B Certificate of Designation caused the conversion price of the Series B Shares to be reduced from $1.80 to $1.54 and the conversion rate to be increased from 20.8333 to 24.3506. As a result, the number of shares of common stock into which the Series B Stockholders may convert their Series B Shares increased from 3,639,432 to 4,253,879.

Beneficial Conversion Feature

In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to certain Convertible Instruments”, the Company evaluated the Series C Shares and Series C Warrants and determined that each had a beneficial conversion feature. The market value of the Company’s common stock on the date the Series C Shares and Series C Warrants were issued and sold was $1.00 per share, while the effective conversion and warrant price was $0.75 per share. The Company calculated the effect of EITF 98-5 and EITF 00-27 on the issuance and determined on a relative fair value basis that of the $3,802 net proceeds, $3,183 was attributable to sale of the Series C Shares and $619 was attributable to the sale of the Series C Warrants. The Company calculated the beneficial conversion feature for both the Series C Shares and Series C Warrants to be $1,953.

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. As a result, the beneficial conversion feature for the Series C Shares and Series C Warrants was recognized immediately as all securities were convertible, at the option of the holder beginning the day after issuance. Accordingly, the Company recognized a deemed dividend of $1,953 related to these securities.

To value the Series C Warrants, the Company used the Black-Scholes-Merton option-pricing model, and used a risk free rate of return of 4.5%, an expected term of 3 years, and an expected volatility percentage of 99%.

Dividends

The Company has not declared or paid any cash dividends on its common stock or on its Series B Shares and Series C Shares. At September 30, 2007, cumulative, undeclared and unaccrued dividends on the Series B Shares and Series C Shares totaled $632 and $40, respectively.

11.                               Gain on Sale of Company-owned training centers

During 2007, the Company sold and re-franchised its Company-owned training centers in Chicago, Cleveland and Anaheim in asset sale agreements pursuant to which the buyers assumed net liabilities of $960. In addition, the buyers paid $225 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the nine months ended September 30, 2007. In addition, due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,269 of the gross gain on the sale of these centers. The deferred gain at the date of sale consisted of a discount to the buyer on royalty revenue over a defined term in each respective agreement. Subsequent to the sales, a portion of the deferred royalty revenue related to these three sales and sales made in prior years was earned and recognized totaling $727 through September 30, 2007.

During 2006, the Company sold and re-franchised its wholly owned company-owned training centers in San Antonio, Charlotte, Memphis, Nashville, Atlanta, Hartford and Albuquerque in asset sale agreements for $1,650 in cash and unsecured notes plus assumption of liabilities of $2,439.  The unsecured notes receivable totaled $203, bear interest at rates of 6% to 8% per annum and have maturity dates over the next 12 to 24 months.  The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the nine months ended September 30, 2006.  Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,364 of the gross gain on the sale of these centers. The deferred gain on sale amount at the date of sale consisted of a discount to buyers on royalty revenue over a defined term in each respective agreement and an estimate of the Company’s continuing obligation for future refunds based on historical experience at each center sold.  Subsequent to the sales, a portion of the deferred royalty revenue was earned and recognized, totaling $377 through September 30, 2006.

12.                               Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

13.                               Subsequent Events

On October 16, 2007, the Company entered into a settlement and mutual release agreement with Edusoft, Ltd. (“Edusoft”). This settlement agreement provides for the termination of the licensing agreement between the Company and Edusoft under which the Company had the right to use certain proprietary educational materials related to Edusoft’s English Language teaching program. Pursuant to the terms of this agreement, all but three of the Company’s franchises will discontinue using these Edusoft teaching programs. The Company will pay Edusoft a total of $375 payable over the next two years and issue to Edusoft 37,500 restricted shares of the Company’s common stock. Edusoft shall not sell or transfer these restricted shares for a period of three years and during this time Edusoft shall vote the shares in favor of all matters supported by the Company’s management which are brought before a vote of stockholders.

The Company sold and re-franchised its Company-owned training center in New York pursuant to an asset sale agreement. The sale will have an effective date of November 1, 2007, and the closing of the sale (“Closing”) shall occur shortly thereafter. As of the date of this filing, the Closing has not taken place. Under the terms of this asset sale agreement, the buyer will pay at Closing $75 of franchise fees, $125 for net assets acquired in the purchase and $15 to reimburse the Company for consumer license fees, and the buyer shall assume net liabilities in an amount determined at Closing.

On November 6, 2007, the Certificate Amendment and the Company’s 2007 Omnibus Equity Compensation Plan were approved and adopted at a special meeting of stockholders.

The Certificate Amendment increases the number of authorized shares of capital stock to 32,000,000 shares, of which 30,000,000 shares are common stock and 2,000,000 shares are preferred stock. The Company believes that this increase in the number of authorized shares of common stock will facilitate future stock splits, acquisitions, financings and other corporate purposes.

The 2007 Omnibus Equity Plan replaces the Company’s Omnibus Equity Plan that terminates by its terms on March 20, 2008. The adoption of the new plan will further the compensation structure and strategy of the Company by providing the ability to grant different forms of equity awards, as well as increase the pool of shares of common stock available for grant. Management believes the 2007 Omnibus Equity Plan will contribute to the Company’s ability to attract, retain and motivate top quality employees, non-employee directors and consultants.

ITEM 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the three and nine months ended September 30, 2007 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: Company-owned training centers and franchising operations. As of September 30, 2007, the Company-owned training centers reporting unit operated three wholly-owned computer training centers within the continental United States and generated revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the Continental United States and international, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products. Both reporting units operate principally within the information technology (“IT”) training industry.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of critical accounting policies which include revenue recognition, deferred costs, allowance for losses on accounts receivable, deferred tax assets and accounting for goodwill.  During the nine months ended September 30, 2007, there were no material changes to these policies.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $4,024 as of September 30, 2007 compared to $795 as of December 31, 2006. The increase is due to $4,000 of proceeds from the issuance of Series C Convertible Preferred Stock to private investors, improved operating results, and the sale of three Company-owned training centers in 2007.

Cash used by operations was $773 for the nine months ended September 30, 2007, $4,342 below the amount used in the comparable period for 2006 primarily due to net operating income offset by non-cash charges for depreciation, amortization, bad debt provisions, equity compensation and changes in other assets and liabilities.

Net cash provided by investing activities was $38 for the nine months ended September 30, 2007, $1,012 below the amount provided in the comparable period for 2006. The decrease is primarily related to less proceeds from the sale of Company-owned training centers in the current year. During the nine months ended September 30, 2007 and September 30, 2006, the Company spent $187 and $397, respectively, on capital equipment. The Company has no material commitments to purchase property and equipment in 2007.

Net cash provided by financing activities was $3,964 for the nine months ended September 30, 2007, $855 above the amount provided in the comparable period for 2006. This increase is the result of principal payments made on debt obligations in the prior year compared to no principal debt payments made in the current year. In the prior year the Company paid in full all amounts owed under a credit agreement with Wells Fargo Bank, National Association and entered into a new credit agreement with several investors (see Note 6 “Debt” in the Company’s Notes to Interim Consolidated Financial Statements).

Also during the nine months ended September 30, 2007, the Company received $3,802 of net proceeds from the issuance of Series C convertible preferred stock (see Note 10 “Shareholder’s Equity (Deficit)”). The Company intends to use the proceeds of the sale primarily for general working capital. Management believes that the additional capital, combined with improved financial results, will sustain the Company for the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $768 in restricted cash comprised of $260 deposited with certain state agencies to guarantee performance in such states of obligations to provide training to consumers and $508 deposited with landlords and banks to comply with contractual obligations. In the event the Company was to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.

RESULTS OF OPERATIONS

The results of operations for the three months ended September, 30, 2007 and 2006 are not directly comparable due to the sale of ten Company-owned training centers between January 1, 2006 and June 30, 2007. The Company determined that the sale of these centers did not meet the necessary criteria for classification as discontinued operations so the operating results of these centers up until the date they were disposed are included in operating income.

Three Months Ended September 30, 2007 vs. September 30, 2006.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenue:

	2007		2006
Revenues
Franchising
Franchising fees	$96	1%	$158	1%
Royalties	5,065	43%	4,283	27%
Courseware sales and other	849	7%	1,706	11%
Total franchising revenues	6,010	50%	6,147	39%

Company-owned training center revenues	5,891	50%	9,443	61%
Total revenues	$11,901	100%	$15,590	100%

Cost of revenues	5,260	44%	9,359	60%
Selling, general and administrative expenses	5,021	42%	7,333	47%
Operating income (loss)	1,620	14%	(1,102)	(7)%

Other income (expense)	—	—%	(1)	—%
Gain (loss) on sale of Company-owned training centers	(180)	2%	(12)	—%
Interest expense	(165)	1%	(75)	—%
Interest income	41	—%	55	—%
Income (loss) before income taxes	1,316	11%	(1,135)	(7)%
Provision for income taxes	664	6%	224	1%
Net income (loss)	$652	5%	$(1,359)	(9)%

Revenues

Revenues totaled $11,901 for the three months ended September 30, 2007, a decrease of $3,689, or 24%, from $15,590 for the same period in 2006. The decrease in revenue is primarily the result of a decrease in Company-owned training center revenue of $3,552 and a decrease in courseware sales of $857, partially offset by growth in royalty fees.

Company-Owned Training Centers

Company-owned training centers earned revenue of $5,891 for the three months ended September 30, 2007, a decrease of $3,552, or 38%, from $9,443 for the same period in 2006. The decrease is primarily due to the sale of four Company-owned training centers since July 1, 2006. Revenue on a same store basis for the three Company-owned centers in operation at September 30, 2007 was $5,768, 18% above the comparable period in 2006. The increase is primarily attributable to weakness in the prior year which experienced decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training. Consumer sales accounted for approximately 24% and 17% of Company-owned training centers sales for the three months ended September 30, 2007 and 2006, respectively. Corporate sales accounted for approximately 76% and 83% of Company-owned training centers sales for the three months ended September 30, 2007 and 2006, respectively.

Franchising Operations

Franchising revenues totaled $6,010 for the three months ended September 30, 2007, a decrease of $137, or 2%, from $6,147 for the same period in 2006. The decrease in franchising revenues resulted primarily from a decline in courseware sales and franchise fees partially offset by an increase in royalties.

Franchise fees totaled $96 for the three months ended September 30, 2007, a decrease of $62, or 39%, from $158 for the same period in 2006. The decrease is driven by a decrease in franchise fees in North America due to no Company-owned training centers being refranchised during the third quarter of 2007 as compared to one being refranchised during the third quarter of 2006.

Franchise royalties totaled $5,065 for the three months ended September 30, 2007, an increase of $782, or 18%, from $4,283 for the same period in 2006. The increase is primarily due to an increase in North American royalties as a result of refranchising four Company owned training centers since July 1, 2006, increasing royalty rates and minimums required under terms of the franchise agreements, the recognition of deferred revenue on the Company-owned training centers that were refranchised during 2006 and 2007, and an increase in international royalties.

Courseware sales and other revenue totaled $849 for the three months ended September 30, 2007, a decrease of $857, or 50%, from $1,706 for the same period in 2006. Courseware sales and other revenue is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees. The decrease is primarily due to the cancellation of the Company’s main courseware reseller contract in June 2006.

System-wide Revenues

System-wide revenues, totaled $98,060 for the three months ended September 30, 2007, an increase of $7,523, or 8%, from $90,537 in 2006. The increase in revenue was experienced across the network including the United States and internationally. System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $5,260, or 44% of revenue for the three months ended September 30, 2007, a decrease of $4,099, or 44% from $9,359, or 60%, of revenue for the same period in 2006. The decrease is primarily due to the sale of four Company-owned training centers since July 1, 2006 and cancellation of the Company’s courseware reseller contract in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $5,021, or 42% of revenue for the three months ended September 30, 2007, a decrease of $2,312, or 32% from $7,333, or 47% of revenue for the same period in 2006. The decrease is primarily due to the sale of four Company-owned training centers since July 1, 2006 and savings achieved from cost cutting initiatives undertaken in 2006 and 2007 to reduce our corporate overhead.

Gain (loss) on Sale of Company–owned training centers

Loss on sale of Company-owned training centers totaled $180 and $12 for the three months ended September 30, 2007 and 2006, respectively. The losses for both of these periods represent adjustments to the estimates used in calculating the gain on the sales of Company-owned training centers made prior to these periods.

Interest Expense

Interest expense totaled $165 for the three months ended September 30, 2007, an increase of $90, or 120% from $75 in the comparable period in 2006. The increase is primarily due to an increase in interest expense incurred on consumer refunds in the current year.

Interest Income

Interest income totaled $41 for the three months ended September 30, 2007, a decrease of $14, or 25% from $55 in the comparable period in 2006. The decrease is a result of lower average cash balances during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Income Tax Expense

Provision for income tax expense totaled $664 for the three months ended September 30, 2007, an increase of $440 from $224 for the same period in 2006. The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

Nine Months Ended September 30, 2007 vs. September 30, 2006

The results of operations for the nine months ended September, 30, 2007 and 2006 are not directly comparable due to the sale of ten Company-owned training centers between January 1, 2006 and June 30, 2007. The Company determined that the sale of these centers did not meet the necessary criteria for classification as discontinued operations so the operating results of these centers up until the date they were disposed are included in operating income.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenues:

	2007		2006
Revenues
Franchising
Franchising fees	$485	1%	$536	1%
Royalties	14,087	35%	12,435	20%
Courseware sales and other	2,957	7%	8,904	14%
Total franchising revenues	17,529	44%	21,875	36%

Company-owned training center revenues	22,519	56%	39,719	64%
Total revenues	$40,048	100%	$61,594	100%

Cost of revenues	18,891	47%	36,820	60%
Selling, general and administrative expenses	17,206	43%	26,493	43%
Operating income (loss)	3,951	10%	(1,719)	(3% )

Other income (expense)	—	—%	4	—%
Gain (loss) on sale of Company-owned training centers	960	2%	2,325	4%
Interest expense	(470)	1%	(156)	—%
Interest income	65	—%	110	—%
Income (loss) before income taxes	4,506	11%	564	1%
Provision for income taxes	1,138	3%	731	1%
Net income (loss)	$3,368	8%	$(167)	0%

Revenues

Revenue totaled $40,048 for the nine months ended September 30, 2007, a decrease of $21,546, or 35%, from $61,594 for the same period in 2006. The decrease in revenue is the result of a decrease in Company-owned training center revenue of $17,200 and a net decrease in franchising revenues of $4,346, primarily related to lower courseware sales.

Company-Owned Training Centers

Company-owned training centers earned revenue of $22,519 for the nine months ended September 30, 2007, a decrease of $17,200, or 43%, from $39,719 for the same period in 2006. The decrease is primarily due to the sale of ten Company-owned training centers since March 1, 2006. Revenue on a same store basis for the three Company-owned centers in operation at September 30, 2007 was flat at $16,997 compared to $16,874 in 2006. For the nine months ended September 30, 2007 and 2006, consumer sales accounted for approximately 19% and 18% of Company-owned training center sales and corporate sales accounted for approximately 81% and 82% of Company-owned training center sales, respectively.

Franchising Operations

Franchising revenues totaled $17,529 for the nine months ended September 30, 2007, a decrease of $4,346, or 20%, from $21,875 for the same period in 2006. The decrease in franchising revenues resulted primarily from a decline in courseware sales and franchise fees partially offset by an increase in royalties.

Franchise fees totaled $485 for the nine months ended September 30, 2007, a decrease of $51, or 10%, from $536 for the same period in 2006. The decrease is attributable to decreased fees in North America offset by an increase in international fees.

Franchise royalties totaled $14,087 for the nine months ended September 30, 2007, an increase of $1,652, or 13%, from $12,435 for the same period in 2006. The increase is primarily due to an increase in North American royalties as a result of refranchising ten Company-owned training centers since March 1, 2006, increasing royalty rates and minimums required under terms of the franchise agreements, and a modest increase in international royalties.

Courseware sales and other revenue totaled $2,957 for the nine months ended September 30, 2007, a decrease of $5,947, or 67%, from $8,904 for the same period in 2006. Courseware sales and other revenue is comprised primarily of revenue from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees. The decrease is primarily due to the cancellation of the Company’s main courseware reseller contract in June 2006.

System-wide Revenues

System-wide revenues, totaled $289,493 for the nine months ended September 30, 2007, an increase of $14,004, or 5%, from $275,489 in 2006. The increase in revenue was experienced across the network including the United States and internationally. System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $18,891, or 47% of revenue for the nine months ended September 30, 2007, a decrease of $17,929, or 49% from $36,820, or 60% of revenue for the same period in 2006. The decrease is primarily due to the sale of ten Company-owned training centers since March 1, 2006 and cancellation of the Company’s courseware reseller contract in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $17,206, or 43% of revenue for the nine months ended September 30, 2007, a decrease of $9,287, or 35% from $26,493, or 43% of revenue for the same period in 2006. The decrease is primarily due to the sale of ten Company-owned training centers since March 1, 2006 and savings achieved from cost cutting initiatives undertaken in 2006 and 2007.

Gain on Sale of Company-owned training centers

Gain on sale of Company-owned training centers totaled $960, or 2% of revenue for the nine months ended September 30, 2007, a decrease of $1,365, or 59% from $2,325, or 4% of revenue for the same period in 2006. The decrease is attributable to a smaller gain being recognized on the sale of the Company-owned training centers sold during 2007 as compared to 2006 and a lesser number of Company-owned training centers sold in the current year as compared to the prior year.

Interest Expense

Interest expense totaled $470 for the nine months ended September 30, 2007, an increase of $314, or 201% from $156 in the comparable period in 2006. The increase is primarily due to a higher average debt balance maintained during the period and an increase in interest expense incurred on consumer refunds.

Interest Income

Interest income totaled $65 for the nine months ended September 30, 2007, a decrease of $45, or 41% from $110 in the comparable period in 2006. The decrease is a result of lower average cash balances during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Income Tax Expense

Provision for income tax expense totaled $1,138 for the nine months ended September 30, 2007, an increase of $407 from $731 for the same period in 2006. The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company monitors the risks associated with interest rates and financial instrument positions and does not believe these risks will result in a material adverse affect on the Company’s financial position or results of its operations.

As of September 30, 2007, the Company did not consider there to be any significant interest rate risk related to the Credit Agreement with the Lenders. See additional discussion in Note 6 “Debt” in the Company’s Notes to Interim Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2007, we continued the implementation of several initiatives that have materially affected, in a positive manner, our internal control over financial reporting.  Specifically, we improved our internal control over financial reporting by adhering to a financial closing timeline that permitted us adequate time to analyze our results at a departmental and segment level to ensure that our financial records captured all the appropriate activity for the quarter.  In addition, our senior management, including our chief executive officer and chief financial officer, have reviewed our financial results in comparison to budget and prior year to determine the presence of inconsistencies and inaccuracies in financial reporting. Finally, we have completed an SEC Form 10-Q checklist published by a leading publisher of business and corporate compliance literature to ensure this filing complies with rules and regulations promulgated by the SEC for interim reporting.

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

PART II.     OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, the Company issued a total of 221,866 shares of common stock upon the exercise of stock options. The exercises took place between May 15, 2007 and September 25, 2007 at exercise prices ranging from $0.67 to $0.80 per share. The Company received proceeds of $162 for the exercise of these stock options and intends to use the proceeds for general working capital activities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.		EXHIBIT DESCRIPTION

4.1	*	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of the Company dated July 2, 2007.

4.2	*	Specimen certificate for shares of the Series C Convertible Preferred Stock.

10.1	*	Series C Stock and Warrant Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Series C Stockholders.

10.2	*	Form of Series C Warrant.

10.3	*	Amendment No. 1 to Credit Agreement, dated as of July 3, 2007, by and among the Company, Camden LLC and the Lenders.

10.4	*	Form of Amended and Restated Series A-1 Warrant.

10.5	*	Form of Amended and Restated Series B-1 Warrant.

10.6	*	Form of Series A-2 Warrant.

10.7	*	Form of Series B-2 Warrant.

10.8	*	Second Amended and Restated Stockholders’ Agreement, dated as of July 3, 2007, by and among the Company, the Series B Stockholders, the Series C Stockholders and the Warrant Holders.

10.9	*	Second Amended and Restated Registration Rights Agreement, dated as of July 3, 2007, by and among the Company, the Series B Stockholders, the Series C Stockholders and the Warrant Holders.

10.10	*	Voting Agreement, dated as of July 3, 2007, by and among the Company and the Stockholders named therein.

10.11	**, #	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Mark A. Miller.

10.12	**, #	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Charles J. Mallon.

10.13	**, #	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Timothy A. Kleczka.

10.14	**, #	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Howard H. Mark.

31.1	#	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2	#	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1	#	Section 1350 Certification of the Company’s Chief Executive Officer

32.2	#	Section 1350 Certification of the Company’s Chief Financial Officer

*Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 6, 2007.

**Management contract or compensatory plan or arrangement.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HORIZONS WORLDWIDE, INC.

Date:	November 13, 2007	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer

Date:	November 13, 2007	By:	/s/ Charles J. Mallon
Charles J. Mallon
Executive Vice President and Chief Financial Officer