Form 10-K
period 2007-12-31
NEW HORIZONS WORLDWIDE INC
filed 2008-03-28
CIK 850414

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 000-17840

NEW HORIZONS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	22-2941704 (I.R.S. Employer Identification No.)
1900 S. State College Blvd., Suite 650, Anaheim, CA 92806 (Address of principal executive offices)

Registrant's telephone number, including area code: (714) 940-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☐    No ☒.

         The aggregate value of voting common stock of the registrant held by non-affiliates was approximately $7,210,570 (based upon the closing price of $1.60 per share of the of the registrant's common stock on the OTC "Pink Sheets" as of March 10, 2008. For purposes of making this calculation, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.

         The number of shares of the registrant's common stock outstanding as of March 10, 2008 was 11,260,269.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2008 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEW HORIZONS WORLDWIDE, INC.

Information About Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements", within the meaning of the Private Securities Reform Act of 1995, which involve risks and uncertainties. Any statements about expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, preceded by words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "outlook" and other similar expressions. The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company's management as to the Company's future operations and economic performance, taking into account the information currently available. Forward-looking statements in this report include but are not limited to:

  •
  the Company's outlook regarding the market and demand for information technology education and training;

  •
  the Company's plans and strategies related to its core initiative of implementing new methods of learning;

  •
  the Company's plans and expectations to expand its client service capabilities;

  •
  the Company's forecasts of increased demand by companies for outsourced training and course development; and

  •
  the Company's inability to register certain trademarks in certain foreign countries.

        These statements are not statements of historical fact. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers should not place undue reliance on these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Forward-looking statements involve certain factors, including risks and uncertainties, that may cause actual results to differ materially from those contained in any forward-looking statements. These factors include but are not limited to those risks and uncertainties described under the heading "Risk Factors," and other risks and uncertainties detailed from time to time in our public announcements and filings with the Securities and Exchange Commission (the "SEC").

PART I

Item 1.    Business

General

        New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the "Company" or "New Horizons") own and franchise computer training centers.

        The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1900 S. State College Blvd, Suite 650, Anaheim, California 92806. The Company maintains a website at http://www.newhorizons.com. On this website, or through links on the "Investor Relations" section of this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Such material is made available through the Company's website as soon as reasonably practicable after the Company electronically files or furnishes the material with the SEC.

        The Company's common stock trades on the Pink Sheets under the symbol "NEWH.PK."

        The Company operates and franchises computer-training centers. The Company has two reporting units: Company-owned training centers and franchising operations, both of which operate principally within the information technology ("IT") training industry. As of December 31, 2007, the Company-owned training centers reporting unit operated two wholly-owned computer training centers within the continental United States, generating revenue through the sale and delivery of personal computing ("PC") applications training, technical software training, business skills and healthcare information management courses. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products. The franchising operations reporting unit has places of business in Anaheim, California; Conshohocken, Pennsylvania; and Singapore.

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

Customer Base

        For 26 years, New Horizons global network of training centers has followed a business-to-business sales strategy to secure millions of customers in the small to medium business, large business, enterprise business and government market segments. The Company has also developed and implemented strategies to expand its customer base to individual consumers.

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

        In order to effectively sell into the consumer, small, medium and large business, governmental and enterprise customer segments, the Company has developed a specific sales force for each segment consisting of seasoned professionals trained to understand the diverse and complex training requirements of their respective customer base. Each distinct sales force has gone through a tailored training program to ensure sales personnel have the necessary skills to generate leads, identify customer needs and recommend solutions for the specific market segment to which they are assigned.

        Research was completed by the Company in 2006 to gain a better understanding of the spending trends of the Company's top customers. Using a structured process, the Company collected information through comprehensive buyer interviews providing insight into their buying criteria and buying processes. Top customers were also surveyed to understand the perceptions they have of the Company and the value associated with the Company's brand. Company franchise owners at different levels of maturity, customers in various markets around the world, vendors and partners were also surveyed. The following key findings were concluded from this research:

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

The Information Technology Education and Training Market

        The Company believes several developments will positively impact the technology training market, including:

  •
  General economic growth which will continue to have a positive impact on IT spending;

  •
  Labor market for skilled IT personnel will remain highly competitive;

  •
  Rapid and complex technological changes in software operating systems, new software development, and technical training will continue to drive the need for unique IT skill sets;

  •
  Growth in IT spending across the Asia/Pacific region, as well as parts of Latin America, Europe, and the Middle East and Africa ("MEA"), where the Company has a strong presence, will benefit from the trend among U.S. companies to move IT services and infrastructure support offshore;

  •
  IT departments will look to gain further value from their existing IT investments. Training is seen as the best way to improve the efficiency and effectiveness of an IT department;

  •
  E-learning will gradually continue to gather additional support and spending at the expense of the classroom-based training market;

  •
  Downward pressure on pricing, if any, resulting from this trend will be offset in large part by economies and efficiencies that reduce delivery costs;

  •
  Continued development of the Internet and web services architecture will necessitate expanded IT training;

  •
  Continued growth in spending on IT security; and

  •
  Growth in spending on new technologies, such as internet-based telephony, or "VOIP" (Voice Over Internet Protocol).

New Horizons Business Model

        The business model of the Company centers on selling franchises, providing continuous support of franchised locations and, to a less significant extent, operating Company-owned training centers. The Company has created two reporting units to devote attention to these activities, franchise operations and Company-owned training centers. The goal of each New Horizons training center, whether Company-owned or franchised, is to provide practical and innovative training solutions that help companies maximize the value of their IT investments and help individuals maximize their IT related career pursuits.

        During the second half of 2006, New Horizons initiated a comprehensive strategy planning phase. During this phase, the Company took an in-depth look at its own strengths, weaknesses, opportunities and competitive threats, in order to identify critical issues facing New Horizons over the next five years. This allowed the Company to establish specific goals and objectives as well as identify opportunities for the Company's brand and the strategies necessary to achieve the most successful outcome. The Company determined through this process that its core strengths are as follows:

Delivery Modalities

        The Company offers a mix of teaching approaches to match the accelerated pace of learning required of IT professionals as well as the accelerated business value that clients seek from their IT investments.

        The Company started training in 1982 with traditional classroom training and continues to offer the industry's largest number of technical training and desktop applications courses. The Company also provides e-learning solutions through self-paced Online ANYTIME web-based and computer-based training and Online LIVE, an instructor-facilitated training delivered live over the internet. The Company also offers customized training solutions which can be offered at a Company-owned location, franchise or on-site at the customer's place of business.

        The Company has expanded its learning offerings to include Mentored Learning, a revolutionary approach to learning that incorporates tools, technologies and a mentor in the education and training process. It is a premium training solution incorporating one-on-one instruction, hands-on lab exercises, multi-sensory tools, individual learning paths and extremely flexible scheduling.

        Mentored Learning represents one of the fastest growing areas of opportunity for the Company. A number of the Company's learning centers have built a strong and profitable business around Mentored Learning. The Company has built a comprehensive model for the proper implementation of this learning method that has proven successful. A core initiative of the Company is to replicate this model in all centers worldwide over the next 12 to 18 months.

Curriculum

        The Company's size and scope provide it with the means to select, develop and deploy high quality, practical content. The Company offers over 2,000 courses for office productivity, information technology and business skills. The Company also provides customized training for customers' proprietary software applications and can tailor curriculum to meet specific customer needs. As customer needs evolve, the Company has added to its course offerings. In addition to traditional IT training courses, the Company has developed course offerings in health information management. Furthermore, the Company has continued to develop additional IT product offerings and certification programs, most notably its Network Security Expert programs.

        Many of the industry's major software vendors do not offer training, but support their products through independent training companies using a system of standards and performance criteria. The Company is closely aligned with the IT industry in order to support ever-changing software programs, all of which require user training. Our partners include: Microsoft, Cisco, Citrix, Novell, Adobe, CompTIA, EC Council, SCP, ISC2, Element K, Prometric and Vue.

        The Company holds the designation of largest training network for many of our technical and certification vendor partner programs and is the largest training network of:

  •
  Microsoft Certified Partners for Learning Solutions and Gold Certified Partners for Learning Solutions;

  •
  Cisco Learning Solutions Providers and Element K Cisco Sponsored Organizations;

  •
  Security Certified Professional Authorized Training Partners;

  •
  Citrix Authorized Learning Centers;

  •
  EC Council Authorized Training Partners;

  •
  ISC2 Authorized Education Providers;

  •
  Authorized Prometric Testing Centers; and

  •
  Centers providing CompTIA certification training.

        Furthermore, New Horizons is one of the world's largest providers of vendor-neutral CompTIA certification training and also offers subject-specific content that covers a multitude of software vendors and open software systems architecture.

        In addition to multiple learning options, Mentored Learning, certified instructors, broad curriculum and numerous delivery locations, the Company's training centers are designed to provide their customers immediate and practical value. The Company training centers feature: (i) product offerings including technical tracks, clubs and boot-camps that allow customers to attend a series of classes for a discounted price; (ii) skills assessment for standard software; (iii) flexible scheduling, including evening and weekend classes; (iv) professional certification training; (v) the Enterprise Learning Solutions program which coordinates a national/international referral system and a delivery network of training for major clients who have training requirements in multiple locations; and (vi) post-class resources that assess, reinforce, support and validate the transfer of knowledge and skill to the student.

Locations

        New Horizons has the ability to deliver IT training throughout the world via its Company-owned and franchised training centers. As of December 31, 2007, the Company owned and operated two training centers, both within the continental United States. The New Horizons franchise network consists of 297 centers in 55 countries making New Horizons the largest independent IT training company in the world per the 2007 industry report from International Data Corporation ("IDC"), a global provider of market intelligence and research in the information technology market.

        The Company's global footprint enables it to meet the needs of international and multi-national clients. It also has the critical mass, experience and resources to deliver a successful training program to a geographically dispersed audience.

Franchising Operations Business Model

        New Horizons operates a global network of independent franchises that provide IT training and related services to their customers. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 164 franchises plus satellite locations operating at the end of 2007 of which 100 were in North America and 64 were abroad. New Horizons franchisees are given a "limited exclusive" license and are franchised to participate in and use the Company's business model and sales system. The territory is a "limited exclusive" territory in that New Horizons agrees not to own or franchise any other New Horizons training centers within the same area, provided the franchisee operates in compliance with the terms of its franchise agreement.

North America

Initial Franchise Fees

        A franchisee in the United States and Canada is charged an initial franchise fee and pays ongoing monthly royalties, which become effective at a specified period of time shortly after the center begins operation. The initial franchise fee is based on the size of the territory granted, as defined in the respective franchise agreement. In the United States and Canada, the size of a territory, and resulting initial franchise fee, is measured by the estimated population within the territory as follows:

		Initial Franchise Fee
Territory Classification	Territory Population	Start-Up Franchise	Conversion Franchise
Type 1	1,000,000 or more	$75,000	$56,250
Type 2	600,000 - 999,999	$60,000	$45,000
Type 3	400,000 - 599,999	$40,000	$30,000
Type 4	Less than 400,000	$25,000	$20,000

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

Royalties

        In addition to the initial franchise fee, franchisees typically pay the following fees to the Company:

  •
  a monthly continuing royalty fee, equal to the greater of (i) a defined percentage of monthly gross revenues of 6% and (ii) a minimum flat fee; and

  •
  a monthly marketing and advertising fee equal to 1% of monthly gross revenues.

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

        Each franchise agreement has an initial term of ten years and is renewable in five-year increments. The franchise is exclusive for instructor-led training within the specific defined territory and is subject to a number of limitations and conditions placed on the franchise. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a general manager and a minimum number of salespeople ("Account Executives") based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. New Horizons reserves the exclusive right to deliver New Horizons branded e-learning within all territories on behalf of the franchise network. New Horizons and its franchisees have revenue sharing arrangements for sales of New Horizons e-learning offerings sold in a franchisee's territory. In addition, there are certain restrictions on the franchisees' rights to transfer the franchise license. New Horizons also maintains a "right of first refusal" if a transfer effects a change of control of the franchise. The agreement also contains default and termination remedies.

        The franchise agreement includes non-competition restrictions which prohibit franchisees for one year after termination from: (i) competing with New Horizons during the term of the franchise agreement and for one year after termination of the franchise within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by New Horizons or any of its affiliated corporations to leave his or her employment.

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

Royalties

        In addition to the initial franchise fee, international franchisees typically pay the following fees to New Horizons:

  •
  Unit Franchisees—a monthly continuing royalty fee, equal to the greater of (i) a defined percentage of monthly gross revenues of 6% and (ii) a minimum flat fee.

  •
  Master Franchisees—40% of royalties received from their unit subfranchises, plus royalties on their owned centers of 6% of monthly gross revenues.

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

Franchise Support

        In return for the initial franchise fee and monthly royalty fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company's location in Anaheim, California, or Conshohocken, Pennsylvania, and one week of field training at the franchisee's location; (ii) franchise and sales system information contained in the Company's Confidential Operations Manual and other training manuals; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers; (iv) access to troubleshooting and business planning assistance; (v) access to the Enterprise Learning Solutions ("ELS") program which coordinates a national/international referral system and delivery network of training for major clients, which have training requirements in multiple locations; (vi) periodic regional and international meetings and conferences; (vii) advisory councils and monthly communications; (viii) periodic training sessions delivered over the Internet for franchise staff; (ix) periodic classroom training events for franchise staff delivered at a corporate location; (x) product, program or operational support via telephone from New Horizons personnel; and (xi) access to Company developed and maintained Center Management System ("CMS") business support IT system, corporate web page and other proprietary processes.

Courseware Sales and Other

        The Company earns revenue from the sale of courseware to franchises, administrative fees from the management of the ELS program, and application service provider fees and/or license fees for the Center Management System software program.

Customers

        The Company's customers are predominantly employer-sponsored individuals from a wide range of public and private corporations, service organizations and governmental entities and municipalities seeking to improve and/or maintain the IT skills of their employees and consumers who are looking to gain additional skills to grow their career or change their career by gaining new IT skills.

        The Company has segmented its customers into the following categories: consumers, small-sized businesses (companies with revenues between $10 and $100 million and 50 - 100 employees), medium businesses (companies with revenues between $100 million and $1 billion and 500 - 5,000 employees), enterprise-sized businesses (companies with revenue over $1 billion and over 5,000 employees) and governmental entities. Each segment has distinctly different selection criteria for training. Consumers primarily need certification training for software and operating systems and technology training for the advanced technologist to gain employment in the IT industry or grow his or her IT career. Businesses require technology training for the advanced technologist as well as certification training but also require desktop applications training. Businesses also require training solutions that are aligned with the businesses' strategic goals. These solutions can range from the relatively simple to very complex. Both consumers and business rate quality of instructors and content, client service and successful outcomes as the main criteria when selecting a learning provider. Enterprise and government clients also require training solutions that can be successfully implemented on a global scale.

        No single customer accounted for more than 10% of New Horizons revenues in 2007.

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

        The target sales areas for sales and marketing representatives are primarily local and regional. Sales opportunities that involve national and international accounts, and involve delivery of training at multiple locations, are supported by sales personnel within the Company's ELS program.

        The ELS program is designed to market computer training services to governmental entities and commercial customers that have dispersed domestic and/or international facilities and training needs. This program provides New Horizon's national and international customers with a single point of contact to the entire New Horizon's network of training and support services.

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

In-House Training Departments

        In-house training departments provide companies with the highest degree of control over the delivery and content of IT training, allowing for customized instruction tailored to specific needs. However, according to IDC, the demand for outsourced training is expected to grow as more companies switch to outside training organizations for their real-time training needs and course development, to broaden the range of content available to their employees, and to control overhead costs of in-house instructors' salaries and benefits.

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

Technology-Based Training

        In 2001, the Company introduced its e-learning product offering with Online LIVE, its synchronous virtual classroom product (i.e., webinar training), and Online ANYTIME, its asynchronous self-paced product. The Company's primary competitors in the e-learning environment include Skillsoft, AXZO Press and Element K.

        The Company believes its future success depends on, among other factors, the market's continued acceptance of instructor-led training as the preferred delivery method for IT training and the Company's ability to successfully capitalize on the potential of blended solutions that combine instructor-led training with technology-based training delivery methods. An offering that the Company believes addresses this market need is the Company's proprietary Mentored Learning Program. The combination of the Company's market presence, the depth and breadth of its course offerings, its ability to provide multiple delivery options, its centralized control of contracting with and delivery to national or international customers, its status as the world's largest network of Gold Microsoft Partners for Learning Solutions, and its organized and disciplined sales system distinguishes the Company from its competitors.

Employees

        As of December 31, 2007, the Company employed a total of 182 individuals in its corporate operations and Company-owned facilities. Of these employees, 26 are instructors, 17 are account executives and 139 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach certain primarily technical certification programs that require certified instructors with specialized skills.

        None of New Horizons's employees are represented by labor organizations or covered by collective bargaining agreements. New Horizons has not experienced work stoppages and considers relations with its employees to be good.

Regulations

        The offer and sale of franchises and business opportunities are subject to regulation by the United States Federal Trade Commission, as well as many state and foreign jurisdiction regulations. Numerous state laws also regulate the ongoing relationships between franchisors and franchisees, including the termination, transfer, and renewal of franchise rights.

        The failure to comply with these laws and regulations could adversely affect the Company's operations.

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

Trademarks

        The Company has trademark registrations for the trademark "New Horizons" and for other trademarks incorporating the words "New Horizons", including "New Horizons Classroom Learning", "New Horizons Online Live Learning", "New Horizons Online Anytime Learning", and "New Horizons Integrated Learning." Additionally, the Company has pending trademark applications for "Mentored Learning", "Online Live" and "Learning Port". The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company's right to use the New Horizons name and trademarks in its business. However, the Company has been previously advised that it cannot register the trademark "New Horizons" in certain foreign countries. The Company believes that the inability to register certain of its trademarks in certain foreign countries will not have a material adverse effect on its financial condition or results of operations.

Item 1A.    Risk Factors

        The following is a discussion of certain significant risk factors that could potentially negatively impact our financial condition, performance and prospects. In addition to the other information contained in this report, the reader should carefully consider the following factors in evaluating the Company.

Risks Related to our Business and Operations

If we do not generate a sufficient amount of cash, which depends on many factors beyond our control, our liquidity and our ability to service our indebtedness and fund our operations would be harmed.

        We have substantial debt service obligations, working capital needs and contractual commitments. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness, fund our expansion efforts or fund our other liquidity needs. In addition, substantially all our assets are encumbered.

We may not be able to remain profitable in the future.

        We incurred significant losses in 2005 and 2006. Although the Company returned to profitability in 2007, future revenues and profits, if any, will depend upon various factors, including continued market acceptance of our products and services. Since 2002, we have experienced a significant decrease in revenues. In addition, we continue to incur significant fixed costs, including expenses for facility leases, instructors, sales and marketing, product development, and personnel. We cannot assure our shareholders that our business will continue to improve or when or if revenues will increase. From 2001 through 2006, we experienced recurring losses and we have an accumulated deficit.

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

        The loss of one or more of our executive officers or other key personnel could inhibit the development of our business and, accordingly, harm our business and operating results. Our future success depends in large part on the continued service of our key managerial, technical, marketing, and sales personnel and on our ability to continue to attract, motivate, and retain highly qualified employees. Our key employees may terminate their employment with us at any time. There is competition within the industry for such employees and the process of locating key technical and management personnel with suitable skills may be difficult and expensive.

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

        We continued the implementation of several initiatives that have materially affected, in a positive manner, our internal control over financial reporting. Specifically, we improved our internal control over financial reporting by adhering to a financial closing timeline that permitted us adequate time to analyze our results at a departmental and segment level to ensure that our financial records captured all activity for the quarter and fiscal year-end. In addition, our senior management, including our chief executive officer and chief financial officer, have reviewed our financial results in comparison to budget and prior year to determine the presence of inconsistencies and inaccuracies in financial reporting. Finally, we have completed SEC Form 10-Q and SEC Form 10-K checklists published by a leading publisher of business and corporate compliance literature to ensure our filings comply with rules and regulations promulgated by the SEC for interim and year-end reporting. These improvements notwithstanding, the Company's internal control systems contain weaknesses and will continue to require the commitment of managerial attention and financial resources.

Legal proceedings may have a material adverse impact on our results of operations or cash flows in future periods.

        From time to time, we become subject to various legal proceedings, the resolution of which could have a material adverse impact on our results of operations or cash flows in future periods.

The Company is susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

        We market our services worldwide. We operate franchises in many countries outside the United States, located throughout North and South America, Europe, the Middle East and the Asia Pacific regions. We expect to continue franchise expansion in additional countries. Expansion of its existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we do not manage our international operations successfully, our business could be adversely affected and its revenues and earnings could be reduced.

Risks Relating to Ownership of Our Common Stock

The trading price of our common stock may be volatile and could decline.

        The market price for our common stock is volatile and may decline in the future for a variety of reasons, including:

  •
  quarterly variations in our operating results;

  •
  real or perceived lack of trading liquidity in the Company's stock;

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

  •
  general market conditions.

        In addition, the stock market and the Pink Sheets in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies in recent years. These fluctuations may continue to occur and disproportionately impact the price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. This type of litigation could result in substantial costs and a diversion of management's attention and resources, which could materially affect our business, financial condition, cash flows, or results of operations.

Our charter documents and Delaware law may discourage an acquisition of New Horizons that could deprive our shareholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

        Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. We have issued, and may hereafter issue, shares of preferred stock without shareholder approval and upon such terms as our board of directors have negotiated. Our issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or discourage a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to shareholders in an acquisition. Our certificate of incorporation and by-laws provide that special shareholders meetings may be called only by our board of directors. As such, any third-party takeover not supported by the board of directors could be subject to significant delays and difficulties. Further, our certificate of incorporation provides for special voting and other requirement for business combinations with parties owning 15% or more of our common stock. Such provisions also inhibit takeover efforts of third parties.

The ability for investors to buy and sell our common stock is severely limited.

        Our common stock was delisted by the NASDAQ Global Market on July 22, 2005 for failure to satisfy a continued listing rule or standard. As a result, the ability of investors to buy and sell our common stock is severely restricted.

There is only a limited market for our Common Stock as a "Penny Stock."

        A limited public market currently exists for our common stock on the Pink Sheets. In the future, there can be no assurance that a more active public market for our common stock will ever develop or be sustained. Our common stock is also subject to the penny stock rules. The term "penny stock" generally refers to low-priced, speculative securities of very small companies. Before a broker-dealer can sell a penny stock, SEC rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement for the transaction. The broker-dealer must furnish the customer with a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade. Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer's account. These requirements make penny stocks more difficult to trade.

        Since our Common Stock is subject to the penny stock rules, the market liquidity of our Common Stock may be adversely affected.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        We lease approximately 20,000 square feet of office space in Anaheim, California for our corporate headquarters under a lease that expires in July 2008. We lease approximately 8,000 square feet of office space in Conshohocken, Pennsylvania for our corporate executives, accounting and IT services under a lease that expires in 2014. In addition, we lease facilities for our international operations in Singapore.

        As of December 31, 2007, New Horizons operated training centers at 5 leased facilities in Colorado and Indiana, with leases that expire from 2008 to 2011. The total leased office space of these centers is approximately 25,000 square feet.

        The Company is a sublessor in four of the Company-owned training centers that were sold with total leased space of approximately 40,000 square feet. One sublease expires in March 2008, another sublease was expires in August 2008. The other two subleases expire in June 2011 and December 2011. Three of the leases for Company-owned training centers that were sold in 2006 terminated in 2007.

        The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable substitute space will be available as needed to accommodate any expansion of operations and for additional training centers or offices, if necessary.

Item 3.    Legal Proceedings

(All dollars in thousands)

        On October 16, 2007, the Company executed a settlement agreement with Edusoft, Ltd., ("Edusoft") which resolved disputes involving a certain licensing agreement between Edusoft and the Company for English language training materials. The settlement provides, among other things, that the Company will pay Edusoft $375 in installments over a two-year period and issue Edusoft 37,500 restricted shares of the Company's common stock.

        On February 24, 2006, the Company reached a settlement in the amount of $850 with a plaintiff who was a former employee of the Company. The settlement was paid in installments during 2006. The Company's insurance carrier contributed $192 to the settlement.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. See also Note 14 "Commitments and Contingencies" to the Company's consolidated financial statements.

Item 4.    Submission Of Matters To A Vote Of Security Holders

        A special meeting of our stockholders was held on November 6, 2007. At the special meeting:

  (1)
  An amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our capital stock to 32,000,000 shares, of which 30,000,000 shares shall be common stock and 2,000,000 shares shall be preferred stock was approved as follows:

For approval:	6,733,842
For approval (preferred):	346,736
Against approval:	1,899,585
Abstain:	303,106
Non-votes:	1,207,279
  (2)
  An amendment to our Restated Certificate of Incorporation to eliminate the multiple classes of directors on our Board of Directors so that all directors are elected annually was approved as follows:

For approval:	9,548,431
For approval (preferred):	346,736
Against approval:	292,275
Abstain:	303,106
Non-votes:	—
  (3)
  Nine directors, four of whom were elected by the stockholders generally, three of whom were elected by the holders of our Series B Convertible Preferred Stock and two of whom were elected by the holders of our Series C Convertible Preferred Stock, were elected as follows:

Curtis Lee Smith	9,089,469
Mark A. Miller	9,075,019
William H. Heller	9,098,219
Richard L. Osborne	9,098,219
David L. Warnock (preferred Series B)	174,693
Donald W. Hughes (preferred Series B)	174,693
Alwaleed Aldryaan (preferred Series B)	174,693
Robert L. Orley (preferred Series C)	172,043
Arnold M. Jacob (preferred Series C)	172,043
  (4)
  Adoption of our 2007 Omnibus Equity Compensation Plan was approved as follows:

For approval:	6,093,097
For approval (preferred):	346,736
Against approval:	2,252,273
Abstain:	591,163
Non-votes:	1,207,279
  (5)
  Our Audit Committee's appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as our independent accountants for our fiscal year ending December 31, 2007 was ratified as follows:

For approval:	9,138,919
For approval (preferred):	346,736
Against approval:	1,582
Abstain:	1,004,311
Non-votes:	—

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is traded on the Pink Sheets under the symbol "NEWH.PK." The following table sets forth the quarterly range of high and low closing quotations per share of common stock from January 1, 2006, through December 31, 2007, as reported on the Pink Sheets. The quotations below do not reflect the retail mark-up, markdown or commissions and may not represent actual transactions.

2006		High	Low
1st Quarter	(January 1 - March 31)	$0.72	$0.56
2nd Quarter	(April 1 - June 30)	$1.01	$0.55
3rd Quarter	(July 1 - September 30)	$1.25	$0.75
4th Quarter	(October 1 - December 31)	$1.15	$0.52

2007		High	Low
1st Quarter	(January 1 - March 31)	$1.15	$0.80
2nd Quarter	(April 1 - June 30)	$1.00	$0.84
3rd Quarter	(July 1 - September 30)	$1.90	$0.90
4th Quarter	(October 1 - December 31)	$2.25	$1.55

Holders

        As of March 10, 2008, the Company's common stock was held by 411 holders of record.

Dividend Policy

        The Company has never declared or paid cash dividends on its common stock and has no intention to declare or pay cash dividends on its common stock in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,340,500	$2.01	666,834
Equity compensation plans approved by security holders(2)	2,000,000	$0.00	2,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,340,500	$2.01	2,666,834

(1)
Represents options granted under the Company's 1998 Omnibus Equity Plan. This plan will expire and no further shares will be granted under this plan after the 2008 fiscal year.

(2)
Represents options granted under the Company's 2007 Omnibus Equity Plan. As of December 31, 2007, no grants were awarded under this plan.

Recent Sales of Unregistered Securities
(All numbers in thousands, except per share data)

        During the twelve months ended December 31, 2007, the Company issued a total of 242,666 shares of common stock upon the exercise of stock options. The exercises took place between May 15, 2007 and November 7, 2007 at exercise prices ranging from $0.67 to $0.80 per share. The Company received proceeds of $175 for the exercise of these stock options and intends to use the proceeds for general working capital activities.

        In August 2006, the Company sold 108,695 shares of common stock at $0.92 per share which represented the Pink Sheet's market price of our common stock on the date of sale. The sale was made to the Company's Chief Executive Officer per the terms of his employment agreement dated July 5, 2006.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2007	2006	2005
Revenues
Franchising
Franchise fees	2%	1%	1%
Royalties	37%	22%	15%
Courseware sales and other	8%	14%	14%

Total franchising revenues	47%	37%	30%
Company-owned training center revenues	53%	63%	70%

Total revenues	100%	100%	100%
Cost of revenues	47%	59%	61%
Selling, general and administrative expenses	45%	43%	43%
Impairment of property and equipment	0%	1%	2%

Operating income (loss)	8%	(3)%	(6)%
Other income/(loss)	0%	(1)%	0%
Gain/(loss) on sale of Company-owned training centers	5%	2%	0%
Interest expense	(1)%	0%	0%
Investment income	0%	0%	0%

Income (loss) before income tax provision	12%	(2)%	(6)%
Income tax provision	(2)%	(1)%	(1)%

Net income (loss)	10%	(3)%	(7)%

        Balances of less than 1% of revenues are not disclosed in this table.

Results Of Operations 2007 Versus 2006
(in thousands)

Revenues

        Revenues totaled $51,637 during the year ended December 31, 2007, a decrease of $25,043, or 33%, from $76,680 in 2006. The decrease in revenue is the result of a decrease in Company-owned location revenue of $21,113 and a decrease in franchising revenues of $3,930.

Company-owned Training Centers

        Company-owned training centers earned revenue of $27,604 for the year ended December 31, 2007, a decrease of $21,113, or 43%, from $48,717 in 2006. The decrease is primarily due to the Company's sale and refinancing of Company-owned training centers, reducing the number of Company-owned training centers from six to two, and increasing the number of franchised operations by the same number. In 2006, the Company had decided to reduce significantly the number of Company-owned training centers and to refocus its resources and managerial energies on its franchising operations. Consumer sales accounted for approximately 19% and 17% of Company-owned training centers sales in 2007 and 2006, respectively, and corporate sales accounted for approximately 81% and 83% of Company-owned training centers sales in 2007 and 2006, respectively.

Franchising Operations

        Franchising revenues totaled $24,033 during the year ended December 31, 2007, a decrease of $3,930, or 14%, from $27,963 in 2006. The decrease in franchising revenues resulted from a decline in courseware sales partially offset by an increase in franchise fees and royalties.

        Franchise fees totaled $975 during the year ended December 31, 2007, an increase of $159, or 19%, from $816 in 2006. The increase is primarily due to increased franchise sales in both domestic and international markets.

        Franchise royalties totaled $19,150 during the year ended December 31, 2007, an increase of $2,454, or 15%, from $16,696 in 2006. The increase is due to an increase in North American royalties, due to market growth, as a result of refranchising Company-owned training centers, increasing royalty rates and minimums required under terms of the franchise agreements, the recognition of deferred revenue on the Company-owned training centers that were refranchised during 2006 and 2007, and an increase in international royalties.

        Courseware sales and other revenues totaled $3,908 during the year ended December 31, 2007, a decrease of $6,543, or 63%, from $10,451 in 2006. Courseware sales and other revenues are comprised primarily of revenues from the sale of licensed software training courseware, e-Learning and non e-Learning products, and other revenues and fees. The decrease is primarily due to the cancellation of the Company's main courseware reseller content in June 2006.

System-wide Revenues

        System-wide revenues, comprised of total Company revenue and total non-consolidated franchise revenue, totaled $382,124 during the year ended December 31, 2007, an increase of $18,846, or 5%, from $363,278 in 2006. The increase in revenue was experienced across the network including the United States and internationally. System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

        Cost of revenues totaled $24,115, or 47% of revenue, during the year ended December 31, 2007, a decrease of $21,076, or 47%, from $45,191, or 59% of revenue, in 2006. The decrease is primarily due to the sale of eleven Company-owned training centers since March 1, 2006 and cancellation of the Company's courseware reseller contract in 2006.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses totaled $23,299, or 45% of revenue, during the year ended December 31, 2007, a decrease of $10,214, or 31%, from $33,513, or 43% of revenue, in 2006.

The decrease is primarily due to the sale of 11 Company-owned training centers since March 1, 2006 and savings achieved from cost cutting initiatives undertaken in 2006 and 2007.

Impairment of Fixed Assets

        Impairment testing was performed during 2007 and no further impairment charge was considered necessary for the Company-owned training centers.

Impairment of Goodwill

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or earlier, in the event of an impairment indicator. Impairment testing was performed for the years ended December 31, 2007 and 2006 and no impairment charge was recorded for either year. See also Note 6 "Goodwill" to the Company's consolidated financial statements.

Gain on Sale of Company-owned Training Centers

        Gain on sale of Company-owned training centers totaled $2,681 for the year ended December 31, 2007, an increase of $561, or 27%, from $2,120 in 2006. The 2007 gain related to the sale of the Chicago, Cleveland, Anaheim, and New York Company-owned training centers. See Note 15 "Gain/Loss on Sale of Company-owned Training Centers" to the Company's consolidated financial statements.

Interest Expense

        Interest expense totaled $604 for the year ended December 31, 2007, an increase of $300, or 99%, from $304 in 2006. The increase is primarily due a higher average debt balance maintained during the current year and an increase in interest expense incurred on consumer refunds.

Investment Income

        Investment income totaled $129 for the year ended December 31, 2007, a decrease of $164, or 56%, from $293 in 2006. The decrease is primarily the result of lower average cash balances during 2007 compared to 2006.

Income Tax Expense

        Provision for income tax expense totaled $1,097 for the year ended December 31, 2007, an increase of $78 from $1,019 in 2006. The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees. See also Note 7 "Income Taxes" to the Company's consolidated financial statements.

Results Of Operations 2006 Versus 2005
(in thousands)

Revenues

        Revenues totaled $76,680 during the year ended December 31, 2006, a decrease of $29,741, or 28%, from $106,421 in 2005. The decrease in revenue is the result of a decrease in Company-owned location revenue of $26,327 and a decrease in franchising revenues of $3,414.

Company-owned Training Centers

        Company-owned training centers earned revenue of $48,717 for the year ended December 31, 2006, a decrease of $26,327, or 35%, from $75,044 in 2005. The decrease is primarily due to a decrease in the number of Company-owned training centers from 13 to six at year-end 2006, decreased consumer sales resulting from difficulty in obtaining third party financing solutions, and lower corporate spending on IT training. The Company has decided to reduce significantly the number of Company-owned training centers and to refocus its resources and managerial energies on its franchising operations. Consumer sales accounted for approximately 17% and 21% of Company-owned training center sales in 2006 and 2005, respectively, and corporate sales accounted for approximately 83% and 79% of Company-owned training center sales in 2006 and 2005, respectively.

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

        Courseware sales and other revenues totaled $10,451 during the year ended December 31, 2006, a decrease of $4,420, or 30%, from $14,871 in 2005. Courseware sales and other revenues are comprised primarily of revenues from licensed software training courseware, e-learning and non e-learning products, and other revenues and fees. The decrease is primarily due to the mid-year 2006 loss of the Company's main licensed software training courseware contract, pricing pressure and commoditization of self-paced asynchronous e-learning products, partially offset by growth in synchronous, facilitated virtual classroom events.

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

Cost of Revenues

        Cost of revenues totaled $45,191, or 59% of revenue, during the year ended December 31, 2006, a decrease of $19,231, or 30%, from $64,422, or 61% of revenue, in 2005. The decrease is primarily due to the decrease in the number of Company-owned training centers during the year from 13 to six, lower training activity at the remaining Company-owned training centers and the Company's continued cost reduction efforts including headcount reductions, occupancy costs, and consolidation of training events.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses totaled $33,513, or 44% of revenue, during the year ended December 31, 2006, a decrease of $12,358, or 27%, from $45,871, or 43% of revenue, in 2005. The decrease is primarily due to the decrease in the number of Company-owned training centers during the year from 13 to six, the Company's cost reduction efforts including reductions in leased space, decreases in headcount, employee related expenses and in commissions due to lower sales volumes.

Impairment of Fixed Assets

        In 2006, the Company recorded a non-cash impairment charge of $391 against computer software used by the network which is being phased out and replaced with more current software. This compares to a non-cash impairment charge of $2,351 incurred during 2005 against fixed assets at the Company's Chicago, Cleveland and New York City Company-owned training centers. The charges were pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The 2005 non-cash impairment charge is the result of continued operating and cash flow losses arising from these locations and a resulting decrease in the estimated fair value of each Company-owned training center. The estimated fair value of each Company-owned training center was determined based on the greater of the estimated discounted cash flows of the Company-owned training center or recent sales of comparable training centers within the Company's franchise network. Impairment testing was performed during 2006 and no further impairment charge was considered necessary at the Company-owned training centers. See also Note 5 "Property and Equipment" to the Company's consolidated financial statements.

Impairment of Goodwill

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or earlier, in the event of an impairment indicator. Impairment testing was performed for the years ended December 31, 2006 and 2005 and no impairment charge was recorded for either year. See also Note 6 "Goodwill" to the Company's consolidated financial statements.

Gain on Sale of Company-owned Training Centers

        Gain on sale of Company-owned training centers totaled $2,120 for the year ended December 31, 2006, an increase from a $329 loss in 2005. The increase is attributable to gains from the sales of the San Antonio, Charlotte, Memphis, Nashville, Atlanta, Hartford and Albuquerque Company-owned training centers in 2006. See Note 15 "Gain/Loss on Sale of Company-owned Training Centers" to the Company's consolidated financial statements.

Interest Expense

        Interest expense totaled $304 for the year ended December 31, 2006, an increase of $81, or 36%, from $223 in 2005. The increase is primarily due to a higher average debt balances maintained during the year.

Investment Income

        Investment income totaled $293 for the year ended December 31, 2006, a decrease of $78, or 21%, from $371 in 2005. The decrease is primarily the result of lower average cash balances during the 2006 compared to 2005.

Income Tax Expense

        Provision for income tax expense totaled $1,019 for the year ended December 31, 2006, an increase of $169 from $850 in 2005. The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees. See also Note 7 "Income Taxes" to the Company's consolidated financial statements.

Critical Accounting Policies and Management's Estimates

        The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The following critical accounting policies include: (a) accounting estimates made by management that were highly uncertain at the time of estimation, and (b) accounting estimates in which there were a range of potential reasonable estimates the Company could have used in the current period and changes in these estimates are reasonably likely to occur from period to period. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors. The Company's estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Changes in these estimates could potentially have a material impact on the Company's financial position or results of operations.

Revenue Recognition

        The Company earns revenue through its franchising operations and from the delivery of instructor-led, mentored learning, and e-learning training courses by its Company-owned training centers.

        The Company receives monthly continuing royalties from unit franchisees, a percentage of royalties from master franchisees that they receive from their subfranchises, and a course materials and proprietary computer-based training products surcharge. These royalties are recognized in the month in which the franchisee generates the related revenue.

        A unit franchisee is charged an initial franchise fee upon execution of the Franchise Agreement which is not refundable under any circumstances. This fee is recognized upon the franchisees' completion of two weeks of initial franchise training at the Company's location in Anaheim, California or Conshohocken, Pennsylvania.

        A master franchise fee provides international franchisees with the right to award subfranchises to other parties within a particular region. The fee is payable upon execution of the Franchise Agreement and is not refundable under any circumstances. This fee is based upon the expected number of subfranchises to be sold. The master franchise fee is earned ratably as the subfranchises are sold.

        The Company recognizes revenues from its Company-owned training center operations for training vouchers, club memberships, and technical certification tracks. Revenue is recognized based on estimates of the time period required to deliver training to customers over the service period. These estimates differ from the straight-line method. Combined, these products comprise a material amount of the Company's consolidated revenues. Management has determined that historical student attendance rates are the best estimate of how the Company will deliver training and recognize revenue to customers in the future.

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

        Due to the use of estimated delivery rates rather than actual delivery, revenue recognition for training vouchers, technical tracks and programs, and club arrangements based on estimated delivery rates could differ materially from that of actual course delivery. Additionally, the Company's estimates based on historical student attendance patterns may not accurately forecast future attendance patterns. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if a straight-line method were applied.

        The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.

Change in Estimate

        Revenue recognition rates utilized for certain training vouchers, club memberships and technical certification programs are based on the results of student attendance analyses performed by the Company. The Company's student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data. For training vouchers, club memberships and technical certification programs for which the Company does not perform student attendance analysis, the Company recognizes revenue on a straight-line basis. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied. The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses in the fourth quarters of 2007 and 2006, the Company adjusted its revenue recognition rates. The adjustments resulted in an increase in the deferred revenue balance and a decrease in revenue of $217 for the fourth quarter of 2007 and a decrease in the deferred revenue balance and an increase in revenue of $150 for the fourth quarter of 2006. For the twelve months ended December 31, 2005, the Company recorded a decrease in deferred revenue and an increase in revenue of $381.

        Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

Deferred Costs

        The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred. Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company's e-learning products. Deferred costs are charged to earnings at the same rate that the associated product revenues are recorded to earnings. At December 31, 2007 and 2006, the Company's deferred costs totaled $232 and $582, respectively, and is reported in prepaid expenses in the accompanying Consolidated Balance Sheet.

Accounts Receivable

        Accounts receivable are shown net of allowances for doubtful accounts. The Company records an allowance for bad debts based on the age of individual invoices. For the Company-owned training centers, the percentage applied reflects each center's historical experience of bad debts and mix of business. At December 31, 2007 and 2006, the Company's allowance for doubtful accounts was $1,313 and $1,697, respectively.

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

        The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. In the recovery analysis, recent cumulative losses are provided greater weight than current or estimated future profitability. As a result, in the absence of significant positive evidence indicating future taxable income is imminent, there is a presumption that a valuation allowance is required during periods of recent cumulative losses. The Company performed an analysis of the deferred income tax assets and liabilities for the years ended December 31, 2006 and 2005 and determined that the additional net deferred tax asset generated in those years of $629 and $2,681, respectively, required an equal valuation allowance, which brought the total valuation allowance at December 31, 2006 and 2005 to $34,848 and $34,219, respectively. During 2007, $11,514 of deferred tax asset was realized, resulting in an equal reduction to the valuation allowance at December 31, 2007. See also Note 7 "Income Taxes" to the Company's consolidated financial statements.

Accounting for Goodwill

        The goodwill balances attributable to the Company's franchising and Company-owned locations reporting units are tested for impairment annually as of December 31 of each year and on an interim basis in the event of an impairment indicator. The Company utilizes an outside valuation consultant in determining the fair value of its reporting units. The consultant utilizes both the income approach and the market approach in determining fair value. The consultant's fair value estimates using the income approach utilize the Company's best estimates of future operating performance.

        The Company engaged an outside consultant to perform the annual goodwill impairment testing as of December 31, 2007 and 2006. No impairment was indicated. See also Note 6 "Goodwill" to the Company's consolidated financial statements.

Liquidity And Capital Resources

        The Company's cash and cash equivalents was $4,101 as of December 31, 2007 compared to $795 as of December 31, 2006. The increase is due to $3,802 in net proceeds from the issuance of Series C

Convertible Preferred Stock to private investors, improved operating results and the sale of four Company-owned training centers in 2007.

        Cash provided by operations was $27 for the year ended December 31, 2007, compared to cash used by operations of $7,049 in the prior year. The improvement is primarily due to increased net operating income of $4,223 being generated in 2007 versus a net operating loss of $2,415 being generated in 2006.

        Cash used in investing activities was $698 for the year ended December 31, 2007, compared to cash provided by investing activities of $939 in the prior year. The increase is primarily due to an increase in the purchase of property and equipment of $318, and a decrease in the proceeds from the sale of Company-owned training centers of $1,307.

        Net cash provided by financing activities was $3,977 for the year ended December 31, 2007, $870 above the amount provided in 2006. This increase is the result of principal payments made on debt obligations in the prior year compared to no principal debt payments made in the current year. In the prior year, the Company paid all amounts owed under a credit agreement with Wells Fargo Bank, National Association and entered into a new credit agreement with several investors (see Note 4 "Debt" in the Company's Notes to Consolidated Financial Statements).

        As stated above, during the year ended December 31, 2007, the Company received $3,802 of net proceeds from the issuance of Series C convertible preferred stock (see Note 13 "Shareholder's Equity (Deficit)"). The Company intends to use the proceeds of the sale primarily for general working capital. Management believes that the additional capital, combined with improved financial results, will sustain the Company for the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

        The Company's off-balance sheet arrangements and contractual obligations consist principally of various building and equipment operating leases.

        The Company has $513 in restricted cash comprised of the following. The Company has deposited $263 with state agencies to guarantee performance in various states in respect to providing training to consumers. In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations. In addition, the Company has deposited $250 with a bank to comply with contractual obligations.

        The Company sold its Chicago, Cleveland, Anaheim, and New York Company-owned training centers in 2007. From time to time, the Company may evaluate other acquisition or divestiture opportunities that appear to fit within its overall business strategy.

Item 8.    Financial Statements And Supplementary Data

        Page 24 includes management's assessment of internal control over financial reporting as of December 31, 2007, page 25 through 52 includes the report of our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP on our consolidated financial statements, and the Consolidated Financial Statements of the Company along with applicable notes and supplementary financial information specified by Item 302 of Regulation S-K.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by COSO.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for certain public companies.

        This report shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ MARK A. MILLER	/s/ CHARLES J. MALLON
Mark A. Miller Chairman and Chief Executive Officer	Charles J. Mallon Executive Vice President and Chief Financial Officer
March 24, 2008	March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Horizons Worldwide, Inc. and Subsidiaries
Anaheim, California

        We have audited the consolidated balance sheets of New Horizons Worldwide, Inc. and its Subsidiaries (collectively the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Horizons Worldwide, Inc. and its Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1, the Company changed its method of accounting for income tax uncertainties to conform to FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN 48").

/s/ SQUAR, MILNER, PETERSON, MIRANDA, & WILLIAMSON, LLP
Newport Beach, California March 18, 2008

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in thousands, except share and per share data)

	2007	2006*
Assets
Current assets:
Cash and cash equivalents	$4,101	$795
Accounts receivable, net	4,772	7,661
Prepaid expenses	650	1,316
Refundable income taxes	238	391
Other current assets	90	374

Total current assets	9,851	10,537
Property and equipment, net	2,631	3,008
Restricted cash	513	1,501
Goodwill, net	11,408	11,408
Other assets	873	1,156

Total assets	$25,276	$27,610

Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$2,305	$3,808
Deferred revenue	4,169	7,299
Other current liabilities	8,416	15,243

Total current liabilities	14,890	26,350
Long-term debt	4,000	4,000
Deferred rent	737	1,559
Other long-term liabilities	235	356

Total liabilities	19,862	32,265
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Convertible preferred stock Series C, no par value, 200,000 shares authorized, 172,043 shares issued and outstanding at December 31, 2007. No shares issued and outstanding at December 31, 2006. Liquidation preference of $23.25 per share.	3,802	—
Convertible preferred stock Series B, no par value, 200,000 shares authorized, 174,693 shares issued and outstanding at December 31, 2007 and 2006, respectively. Liquidation preference of $37.50 per share.	5,611	5,611
Common stock, $.01 par value, 30,000,000 and 20,000,000 shares authorized, 11,445,269 and 10,745,353 shares issued; 11,260,269 and 10,560,353 shares outstanding at December 31, 2007 and 2006, respectively	114	107
Additional paid-in capital	49,498	48,570
Accumulated deficit	(52,313)	(57,645)
Treasury stock at cost—185,000 shares at December 31, 2007 and 2006	(1,298)	(1,298)

Total shareholders' equity (deficit)	5,414	(4,655)

Total liabilities and shareholders' equity (deficit)	$25,276	$27,610

*
Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2007, 2006, and 2005

(Dollars in thousands, except share and per share data)

	2007	2006*	2005*
Revenues
Franchising
Franchise fees	$975	$816	$1,107
Royalties	19,150	16,696	15,399
Courseware sales and other	3,908	10,451	14,871

Total franchising revenues	24,033	27,963	31,377
Company-owned training center revenues	27,604	48,717	75,044

Total revenues	51,637	76,680	106,421
Cost of revenues	24,115	45,191	64,422
Selling, general and administrative expenses	23,299	33,513	45,871
Impairment of property and equipment	—	391	2,351

Operating income (loss)	4,223	(2,415)	(6,223)
Other loss	—	(704)	(26)
Gain/(loss) on sale of Company-owned training centers	2,681	2,120	(329)
Interest expense, net	(604)	(304)	(223)
Investment income	129	293	371

Income (loss) before income tax provision	6,429	(1,010)	(6,430)
Income tax provision	(1,097)	(1,019)	(850)

Net income (loss)	5,332	(2,029)	(7,280)
Dividends payable on preferred stock	(604)	(204)	(2,131)
Deemed dividend on preferred stock	(2,963)	—	—

Net income (loss) attributable to common shareholders—basic	$1,765	$(2,233)	$(9,411)
Dividends payable on preferred stock addback	604	—	—

Net income (loss) attributable to common shareholders—diluted	$2,369	$(2,233)	$(9,411)

Net income (loss) per share:
Basic	$0.17	$(0.21)	$(0.90)
Diluted	$0.13	$(0.21)	$(0.90)
Weighted average shares outstanding:
Basic	10,675,565	10,678,349	10,451,226
Diluted	18,667,814	10,678,349	10,451,226

*
Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006, and 2005

(Dollars in thousands)

	2007	2006*	2005*
Cash flows from operating activities:
Net income (loss)	$5,332	$(2,029)	$(7,280)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) by operating activities:
Depreciation and amortization	615	1,726	2,713
(Gain) loss on sale of Company-owned training centers	(2,681)	(2,120)	329
Stock-based compensation	561	86	—
Director's fees paid with the issuance of common stock	115	—	—
Legal settlement paid with the issuance of common stock	82	—	—
Impairment of property and equipment	—	391	2,351
Provision for losses on doubtful accounts	258	850	2,596
Cash (used in) provided by the change in:
Restricted cash	988	(647)	(854)
Accounts receivable	(667)	2,295	(2,592)
Prepaid expenses and other assets	504	1,306	1,589
Refundable income taxes	153	402	183
Accounts payable	(907)	(153)	2,206
Deferred revenue	(496)	(3,790)	(1,953)
Other liabilities	(3,595)	(4,461)	(5,385)
Deferred rent	(235)	(905)	(303)

Net cash provided by (used in) operating activities	27	(7,049)	(6,400)

Cash flows from investing activities:
Additions to property and equipment	(838)	(520)	(276)
Proceeds from sale of property and equipment	—	12	75
Proceeds from sale of training centers	140	1,447	—
Proceeds from cash surrender value of life insurance	—	—	748

Net cash (used in) provided by investing activities	(698)	939	547

Cash flows from financing activities:
Proceeds from exercise of stock options	175	—	—
Proceeds from issuance of common stock to officer	—	100	—
Proceeds from issuance of preferred stock	4,000	—	5,440
Proceeds from issuance of debt	—	4,000	—
Costs from issuance of debt/equity	(198)	(13)	—
Principal payments on debt obligations	—	(980)	(2,441)

Net cash provided by financing activities	3,977	3,107	2,999

Net increase (decrease) in cash and cash equivalents	3,306	(3,003)	(2,854)
Cash and cash equivalents at beginning of period	795	3,798	6,652

Cash and cash equivalents at end of period	$4,101	$795	$3,798

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$601	$335	$213

Income taxes	$964	$788	$909

Noncash investing and financing activities:
Stock dividends and deemed dividends on preferred stock	$3,567	$204	$2,131

*
Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Deficit)

Years ending December 31, 2007, 2006, and 2005

(Dollars in thousands, except share data)

	Convertible Preferred Stock Series C		Convertible Preferred Stock Series B		Convertible Preferred Stock Series A
							Common Stock						Total stockholders' equity (deficit)
									Additional paid-in capital	Accumulated Deficit	Notes from officer and director	Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2005	—	$—	—	$—	—	$—	10,636,658	$106	$48,572	$(48,336)	$(1,011)	$(1,298)	$(1,967)
Issuance of Series A preferred stock, net of offering costs	—	—	—	—	1,600,000	16	—	—	5,424	—	—	—	5,440
Beneficial conversion feature on issuance of Series A preferred stock	—	—	—	—	—	—	—	—	1,808	—	—	—	1,808
Deemed dividend on issuance of Series A preferred stock	—	—	—	—	—	—	—	—	(1,808)	—	—	—	(1,808)
Dividends on Series A preferred stock	—	—	—	—	38,398	—	—	—	(187)	—	—	—	(187)
Payment on note from director	—	—	—	—	—	—	—	—	—	—	711	—	711
Net loss	—	—	—	—	—	—	—	—	—	(7,280)	—	—	(7,280)

Balance at December 31, 2005	—	—	—	—	1,638,398	16	10,636,658	106	53,809	(55,616)	(300)	(1,298)	(3,283)
Conversion of Series A preferred stock to Series B preferred stock	—	—	174,693	5,611	(1,638,398)	(16)	—	—	(5,424)	—	—	—	171
Stock-based compensation expense	—	—	—	—	—	—	—	—	86	—	—	—	86
Sale of common stock to officer	—	—	—	—	—	—	108,695	1	99	—	—	—	100
Forgiveness of officer note	—	—	—	—	—	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	—	—	(2,029)	—	—	(2,029)

Balance at December 31, 2006*	—	—	174,693	5,611	—	—	10,745,353	107	48,570	(57,645)	—	(1,298)	(4,655)
Issuance of Series C preferred stock, net of offering costs	172,043	3,802	—	—	—	—	—	—	—	—	—	—	3,802
Stock-based compensation	—	—	—	—	—	—	—	—	561	—	—	—	561
Director fees paid in stock	—	—	—	—	—	—	74,750	1	114	—	—	—	115
Share options exercised	—	—	—	—	—	—	242,666	3	174	—	—	—	177
Stock issued as part of legal settlement	—	—	—	—	—	—	37,500	—	82	—	—	—	82
Vested restricted stock	—	—	—	—	—	—	345,000	3	(3)	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	5,332	—	—	5,332

Balance at December 31, 2007	172,043	$3,802	174,693	$5,611	—	$—	11,445,269	$114	$49,498	$(52,313)	$—	$(1,298)	$5,414

*
Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

  (a) Description of Business

        New Horizons Worldwide, Inc. ("New Horizons" or the "Company") owns and franchises computer-training centers. The Company has two reporting units: Company-owned training centers and franchising operations, both of which operate principally within the information technology ("IT") training industry. As of December 31, 2007, the Company-owned training center reporting unit operated two wholly-owned computer training centers within the continental United States and generated revenue through the sale and delivery of training for personal computing ("PC") applications, technical software, business skills and healthcare information management. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training, and the sale of courseware materials, and e-learning products. The franchising operations reporting unit has places of business in Anaheim, California; Conshohocken, Pennsylvania; and Singapore. The Company's headquarters are located in Conshohocken, Pennsylvania.

  (b) Going Concern and Liquidity Matters

        The Company has experienced recurring losses and has an accumulated deficit and negative working capital. The Company has incurred losses in 2006 and prior years and has an accumulated deficit of $52,313 as of December 31, 2007, and substantially all of the Company's assets are encumbered. On July 2, 2007, the Company completed $3,802 of new financing through the sale and issuance of Series C convertible preferred stock. Management believes that the additional capital, combined with improved financial results and cost controls, will sustain the Company for the next twelve months.

  (c) Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in consolidation.

  (d) Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

  (e) Reclassifications

        Certain items previously reported by the Company with respect to December 31, 2006 and 2005 balances have been reclassified to conform to the presentation of such items for December 31, 2007. Specifically, the Company reflected a reclassification of expenses from selling, general and administration expenses to cost of revenues of $3,350 and $6,118 for the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, cash paid for income

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

taxes on the Consolidated Statements of Cash Flows was increased by $679 and $734, respectively, to include cash withheld at source for foreign income taxes. For the year ended December 31, 2006, capital lease payments of $31 on the Consolidated Statements of Cash Flows has been reclassed to Other Liabilities as an increase to cash used in operating activities. Prior to December 31, 2006, inventories were stated at the lower of cost or market using the first-in, first-out ("FIFO") method. At December 31, 2007 all inventory was expensed due to immateriality and inventory balances at December 31, 2006 were reclassified to Other Current Assets. The Consolidated Balance Sheet at December 31, 2006, reflects a reclassification of $5,611 from Additional paid-in capital to Convertible preferred stock Series B to reflect the carrying amount of these shares.

  (f) Use of Estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company believes its estimates related to revenue recognition, deferred costs, and allowance for doubtful accounts to be the most sensitive estimates impacting financial position and results of operations. Other significant estimates by management include: impairment analysis of long-lived assets, goodwill and deferred tax assets. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors. The Company believes its estimates as of the date of the consolidated financial statements reflect management's best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Changes in estimates could potentially have a material impact on the presentation of the Company's financial position or results of operations. Actual results could differ materially from these estimates.

  (g) Cash and Cash Equivalents

        Cash and cash equivalents include short-term investments with an original maturity of less than 90 days. The carrying amounts of cash and cash equivalents approximate their fair values due to their short term maturities.

  (h) Accounts Receivable

        Accounts receivable are shown net of allowances for doubtful accounts. The Company records an allowance for bad debts based on the age of individual invoices and historical rates. For the Company-owned training centers, the percentage applied reflects each center's historical experience of bad debts and mix of business.

  (i) Concentration of Risk

        Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 2007, the Company had $4,311 (of which $163 was restricted cash) in accounts in excess of the Federal Deposit Insurance Corporation insurance

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

        The Company issues credit to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers. For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for greater than 10% of consolidated revenues or consolidated accounts receivable.

  (j) Revenue Recognition

        The Company earns revenue through its franchising operations and from the delivery of instructor-led, mentored learning, and e-Learning training courses by its Company-owned training centers.

  Franchising Operations

        Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for e-Learning courses, and administration fees for courses delivered pursuant to the Company's Enterprise Learning Solutions ("ELS") initiative, a program to service large corporate customers.

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

        The Company sells both licensed and internally developed courseware materials and curriculum to its franchisees. Courseware revenues are recognized upon shipment. The Company utilizes a third party for the production of courseware items and fulfillment of orders placed by franchisees. Franchisees may order courseware materials and curriculum through the Company or directly through the fulfillment house. In transactions where the Company acts as a principal, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns, revenue is recognized on a gross basis. In cases where the Company acts as an agent or broker and is compensated on a commission or fee basis, the Company recognizes only the net commissions or fees as revenue.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

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

        The Company's ELS facilitates training for large organizations that have locations and training needs throughout the world. The Company recognizes revenue, derived from fees based on a percentage of the covered training, when the ELS program is sold.

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

        Revenue recognition rates utilized for certain training vouchers, club memberships, technical certification and bootcamp programs are based on the results of student attendance analyses performed by the Company. The Company's student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data. For training vouchers, club memberships, technical certification and bootcamp programs for which the Company does not perform student attendance analysis, the Company recognizes revenue on a straight-line basis. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied.

        The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses in the fourth quarter of 2007, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $217. Upon completion of the historical student attendance analyses in the fourth quarter of 2006, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $150. Upon completion of the historical student attendance analysis in the fourth quarter of 2005, the Company adjusted its revenue recognition rates and recorded a decrease in deferred revenue and an increase in revenue of $381.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

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

  (l) Valuation of Long-lived Assets

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144—"Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), the Company performs impairment tests on its long-lived assets if an event or circumstance indicates that the carrying amount of the long-lived assets may not be recoverable. During the years ended December 31, 2006 and 2005, the Company recorded long-lived asset impairment charges related to fixed assets held for use at its Company-owned training centers totaling $391 and $2,351, respectively. The Company did not have impairment charges in 2007. The fair value of each impaired asset group was determined to be the greater of the estimated discounted cash flows of the Company-owned training center or the current sales price of like asset groups, which was based on historical sales by the Company. See also Note 5 "Property and Equipment" to the Company's consolidated financial statements for additional discussion.

  (m) Restricted Cash

        The Company has $513 in restricted cash comprised of the following. The Company has deposited $263 with state agencies to guarantee performance in various states in respect to providing training to consumers. In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations. In addition, the Company has deposited $250 with a bank to comply with contractual obligations.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

  (n) Goodwill

        Pursuant to SFAS No. 142 "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill as of January 1, 2002. Goodwill balances, when is attributable to the Company's franchising reporting unit, is tested for impairment annually as of December 31 of each year and on an interim basis if events or circumstances exist which suggest that goodwill may be impaired. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company utilizes an outside valuation consultant in determining the fair value of its reporting units on an annual basis. Both the income approach and the market approach are utilized.

        No impairment was recorded related to the franchising reporting unit during 2007, 2006 or 2005. See also Note 6 "Goodwill" to the Company's consolidated financial statements for additional discussion.

  (o) Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets to the extent the Company believes it is more likely than not that those assets will not be realized through future taxable income.

        The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. In the recovery analysis, recent cumulative losses are provided greater weight than current or estimated future profitability, there is a presumption that a valuation allowance is required during periods of recent cumulative losses. As a result, the Company concluded that a valuation allowance was required as of December 31, 2007 and 2006 was appropriate. The Company continually monitors its tax position. See also Note 6 "Income Taxes" to the Company's consolidated financial statements for additional discussion.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no increase to the asset for unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties since the adoption of FIN 48.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004; state and local income tax examinations before 2003; and foreign income tax examinations before 2002. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount. See also Note 7 "Income Taxes" to the Company's consolidated financial statements for additional discussion.

  (p) Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payments" ("SFAS 123R"), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. All Company option awards granted prior to January 1, 2006 were fully vested.

        For the year ended December 31, 2007, the Company recognized approximately $561 of share-based compensation expense. For the year ended December 31, 2006, the Company recognized approximately $86 of share-based compensation.

        In calculating the compensation expense related to stock options, the weighted average fair value of each employee option grant was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants during fiscal years 2007 and 2006:

	2007	2006
Expected volatility	99.0%	99.0%
Expected life (years)	3.0	1.0 - 3.0
Risk-free interest rate	4.5%	4.9%
Expected dividends	None	None

        The compensation expense related to the restricted common stock for 2007 and 2006 was calculated based on the market price of the Company's common stock on the grant date of the restricted shares.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Unrecognized compensation expense for stock options and restricted common stock granted was as follows:

	December 31,
	2007	2006
Unrecognized compensation cost:
Stock options	$431	$299
Restricted stock	$360	$280
Weighted-average remaining periods for recognition (years):
Stock options	2.26	2.78
Restricted stock	1.50	4.50

        For the year ended December 31, 2007, 242,666 stock options were exercised resulting in proceeds to the Company of $175.

        The Company has a net operating loss carry-forward as of December 31, 2007 and 2006, and no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 or 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

        Prior to January 1, 2006, the Company elected to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the fair value based method, compensation cost is recorded based on the fair value of the award at the grant date and is recognized over the service period. No stock-based employee compensation expense related to stock options was reflected in net income prior to January 1, 2006.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Had compensation expense been recognized in 2005, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

2005
Net loss, as reported	$(7,280)
Less: Stock dividend and deemed dividend on Series A Preferred
Stock	(2,131)

Net loss attributable to common shareholders	(9,411)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,302)

Net loss, pro forma	$(10,713)

Basic Loss Per Common Share
As reported	$(0.90)

Pro forma	$(1.03)

Diluted Loss Per Common Share
As reported	$(0.90)

Pro forma	$(1.03)

        The fair value of each option grant was calculated using the Black-Scholes-Merton option-pricing model assuming risk-free interest rates of 4.5%, volatility of 98% and zero dividend yield for 2005.

        The Company provides for the grant of stock options and the award of restricted common stock to key employees and non-employee directors under its 1998 Omnibus Equity Plan. A summary of award activity is described in further detail below.

  Stock Options

        On August 24, 2007, the Company's Chief Executive Officer ("CEO"), was granted stock options in the amount of 240,000 shares at an exercise price of $1.53 per share. The stock options vest over three years and expire in ten years. Also during 2007, two other stock option grants totaling 100,000 shares were made by the Company to senior management employees with exercise prices ranging from $1.00 to $1.07 per share, vesting over three years and expiring in ten years.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

  Restricted Stock Awards

        A summary of restricted stock award activity as of December 31, 2007 and changes during the year then ended is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2006	350,000	$0.80
Granted	340,000	$1.54
Vested	(345,000)	$1.17
Forfeited	—	$—

Restricted stock outstanding at December 31, 2007	345,000	$1.17

        The following supplemental disclosures are provided with respect to the Company's stock options and restricted stock awards:

	2007	2006	2005
Weighted average grant date fair value of options and restricted stock granted (per share)	$1.44	$0.92	$3.90
Intrinsic value of options exercised	$209	$—	$—

        On August 24, 2007, the Company granted a total of 340,000 shares of restricted common stock to its CEO and three of its senior management employees. Under the terms of these Restricted Stock Agreements if the Company reaches an Adjusted EBITDA (as defined in the Restricted Stock Agreements) of $3,357 for the consecutive twelve month period ending December 31, 2007, 170,000 shares of the restricted shares will vest. If the Company reaches its performance target of $7,565 in Adjusted EBITDA for the consecutive twelve month period ending December 31, 2008, an additional 170,000 shares of the restricted shares will vest. Unvested shares will be held by the Company in escrow and the individuals will be entitled to vote and receive dividends on such escrowed shares.

        As of December 31, 2007, 170,000 of these restricted shares had vested and $262 of compensation expense has been recognized in the consolidated financial statements.

        In July 2006, the Company granted 350,000 shares of restricted common stock to its CEO. Under the terms of this Restricted Stock Agreement, if the Company reaches an Adjusted EBITDA (as defined in this Restricted Stock Agreement) of (i) $5,000 in any consecutive twelve month period ending on or before June 30, 2009, or (ii) $1,250 during the three months ending June 30, 2009, 175,000 of the restricted shares will vest. If the Company reaches its performance target of $7,000 in Adjusted EBITDA during any consecutive twelve month period ending on or before June 30, 2011, an additional 175,000 shares of the Restricted Shares will vest. Unvested shares will be held by the Company in escrow, and the CEO will be entitled to vote and receive dividends on such escrowed shares.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        As of December 31, 2007, 175,000 shares of the restricted stock had vested and $140 of compensation expense has been recognized in the Company's consolidated financial statements.

  (q) Earnings (Loss) Per Share

        Earnings per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share ("Basic EPS") is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

        Diluted earnings (loss) per common share ("Diluted EPS") is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares had been issued. The Company's potentially dilutive common shares consist of shares issuable upon the conversion of the Company's convertible preferred stock, the exercise of unexercised stock options and warrants, and the achievement of targets related to vesting of restricted stock.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The following data show the amounts used in computing the loss per share and the effect on income and the weighted average number of shares of common stock:

	For the Year Ended December 31,
	2007			2006			2005
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income (loss)	$5,332			$(2,029)			$(7,280)
Less: Series A preferred dividends	—	—		—	—		(323)	—
Less: Series A deemed preferred dividend on beneficial conversion feature	—	—		—	—		(1,808)	—
Less: Series B preferred dividends	(524)	—		(204)	—		—	—
Less: Series C preferred dividends	(80)	—		—	—		—	—
Less: Series C deemed preferred dividend on beneficial conversion feature	(1,953)	—		—	—		—	—
Less: Deemed dividend from the amended warrants for Series A and Series B	(1,010)	—		—	—		—	—

Basic income (loss) available to common shareholders	$1,765	10,676	$0.17	$(2,233)	10,678	$(0.21)	$(9,411)	10,451	$(0.90)

Add: Preferred dividends	604	—		—	—		—	—
Add: Dilutive impact of preferred stock	—	6,928		—	—		—	—
Add: Impact of expired and exercised options	—	89		—	—		—	—
Add: Dilutive impact of options and warrants	—	975		—	—		—	—

Diluted income (loss) available to common shareholders	$2,369	18,668	$0.13	$(2,233)	10,678	$(0.21)	$(9,411)	10,451	$(0.90)

        The computation of Diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. As a result of the loss available to common stockholders for the year ended December 31, 2006 and 2005, the same amount of shares are used to calculate both basic and diluted loss per share. Adding the effect of the Company's potentially dilutive common shares would be anti-dilutive. Convertible preferred stock, stock

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

options, warrants and restricted stock that have not been included in the diluted income per share computation totaled 1,206,516, 8,727,190, and 3,207,664 for the years ended December 31, 2007, 2006, and 2005, respectively.

  (r) Fair Value of Financial Instruments

        The Company's consolidated balance sheets include the following financial instruments: accounts receivable, accounts payable and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization.

  (s) Deferred Costs

        The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred. Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company's e-Learning products. At December 31, 2007 and 2006, deferred costs included in the Company's consolidated balance sheets totaled $232 and $582 as Other Assets. Deferred costs are recorded to results of operations at the same rate that the associated product revenues are recorded to earnings.

  (t) Deferred Rent

        In accordance with SFAS No. 13, "Accounting for Leases," the Company recognizes rent expense on a straight-line basis and records deferred rent during periods of free-rent based on the difference between cash paid and contractual amounts.

  (u) Advertising Expense

        The Company's North American franchise network contributes approximately 1% of their gross revenues to an advertising fund (0.2% outside of North America), which is used by the Company to market and promote the services provided by the franchise network. All advertising expenses paid for by the fund are presented net against advertising expenses within the Company's consolidated financial statements. In addition, the Company is entitled to retain approximately 15% of the fees collected to offset the internal costs of administering and accounting for the fund.

        In addition, the Company incurred advertising expense of $875, $1,767 and $2,822 for the years ended December 31, 2007, 2006 and 2005, respectively.

  (v) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and how SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

years beginning after November 15, 2007. SFAS 157 is not expected to have a material impact on our financial position, results of operations, and cash flows.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." SAB 108 is not expected to have a material impact on our financial position, results of operations, and cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 is not expected to have a material impact on our financial position, results of operations, and cash flows.

        The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we are first required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ending December 31, 2007. We will not be required to have our auditor attest to management's assessment until our fiscal year ending December 31, 2009.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Change in Estimates

        Revenue recognition rates utilized for certain training vouchers, club memberships and technical certification programs are based on the results of student attendance analyses performed by the Company. The Company's student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data. For training vouchers, club memberships and technical certification programs for which the Company does not perform student attendance analysis, the Company recognizes revenue on a straight-line basis. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

2. Change in Estimates (Continued)

month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied. The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses in the fourth quarters of 2007 and 2006, the Company adjusted its revenue recognition rates. The adjustments resulted in an increase in the deferred revenue balance and a decrease in revenue of $217 for the fourth quarter of 2007 and a decrease in the deferred revenue balance and an increase in revenue of $150 for the fourth quarter of 2006.

        Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

3. Allowance For Doubtful Accounts

        Accounts receivable are carried net of an allowance for doubtful accounts. The allowance for doubtful accounts includes the following activity for years ended December 31:

	2007	2006	2005
Balance, beginning of year	$1,697	$2,917	$1,731
Provisions	258	850	2,596
Reduction due to sale of Company-owned training centers	(305)	(120)	(2)
Write offs	(337)	(1,950)	(1,408)

Balance, end of year	$1,313	$1,697	$2,917

4. Debt

        On July 19, 2006, the Company entered into a Credit Agreement among the Company, Camden Partners Strategic III, LLC ("Camden LLC"), as administrative agent, Camden Partners Strategic Fund III, L.P. ("Camden III"), Camden Partners Strategic Fund III-A, L.P. ("Camden III-A", with Camden LLC and Camden III, "Camden"), George S. Rich and Alkhaleej Training and Education Corporation ("Alkhaleej"), (collectively, "the Lenders"). See Note 10 "Related Party Transactions" for additional discussion.

        The Credit Agreement provides for a $4,000 term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the "Financing"). Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year. Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock ("Series A Shares") and accrued dividends and interest into 174,693 shares of Preferred Series B Stock ("Series B Shares"). In the event that any payment is not made when due, all outstanding obligations under the Credit Agreement will accrue interest at the default rate equal to 12% per year. Accrued and unpaid interest on past due amounts will compound monthly. The indebtedness may be required to be prepaid in the event of certain receipts by the Company. No prepayment shall be required upon the disposition of any location owned by the Company. All or any portion of the outstanding principal may

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

4. Debt (Continued)

be prepaid in whole or in part subject to restrictions. As of December 31, 2006, the Company was in default of various covenants of the Credit Agreement including the failure to file financial reports and excess capital expenditures and capital lease obligations. The Company has obtained a waiver of these events of default. See Note 13 "Stockholders' Equity (Deficit)" for additional discussion.

        On July 3, 2007, the Company entered into Amendment No. 1 to its existing Credit Agreement (the "Credit Amendment"). The Credit Amendment has revised definitions for certain terms, amends and restates certain sections, and required the Company to file preliminary proxy materials concerning a meeting of the Company's stockholders with the SEC, which materials were filed on October 5, 2007 and which meeting was held on November 6, 2007. At December 31, 2007, the Company was in compliance with the amended Credit Agreement.

  Wells Fargo Credit Agreement

        On February 27, 2003, the Company consummated a credit agreement with Wells Fargo Bank, National Association. On May 3, 2006, the Company paid in full all amounts owed under this credit agreement.

5. Property and Equipment

        Property and equipment are comprised of the following:

	2007	2006
Computer equipment and software	$5,957	$6,540
Furniture and fixtures	117	355
Leasehold improvements	796	2,080

	6,870	8,975
Less: accumulated depreciation and amortization	(4,239)	(5,967)

Total	$2,631	$3,008

        The Company did not have a non-cash impairment charge in 2007. During 2006, the Company recorded a non-cash impairment charge of $391 against fixed assets at the Company's corporate location. During 2005, the Company recorded a non-cash impairment charge of $2,351 against fixed assets at the Chicago, Cleveland and New York City Company-owned training center. The non-cash impairment charge is the result of continued operating and cash flow losses arising from the respective training centers and a decrease in the estimated fair value of each Company-owned training center. The estimated fair value of each Company-owned training center was determined based on the greater of the estimated discounted cash flows of the Company-owned training centers or recent sales of comparable locations within the Company's franchise network.

        Depreciation expense was $615, $1,726 and $2,713 for the years ended December 31, 2007, 2006 and 2005, respectively.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

6. Goodwill

        No impairment was recorded related to the franchising reporting unit during 2007, 2006 or 2005.

7. Income Taxes

        Income tax expense for the periods below differs from the amounts computed by applying the United States federal income tax rate of 34% to pretax income as a result of the following:

	2007	2006	2005
Computed "expected" tax (benefit) expense	$2,152	$(343)	$(2,186)
State and local tax expense (benefit), net of federal income tax effect	285	109	(296)
Foreign taxes	528	522	583
Valuation allowance for deferred tax assets	(1,946)	629	2,681
Other	78	102	68

Income tax expense from continuing operations	$1,097	$1,019	$850

Effective rates	18.69%	(100.91)%	(13.22)%

	2007	2006	2005
Income tax expense consists of:
Federal:
Deferred	$—	$—	$—
Current	—	—	—
State and local
Deferred	—	—	—
Current	382	228	(34)
Foreign	715	791	884

Income tax expense from continuing operations	$1,097	$1,019	$850

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

7. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006, are presented below:

	2007	2006
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$634	$1,103
Reserve for uninsured losses and litigation	—	101
Accrued expenses	767	264
Property and equipment, principally due to differences in depreciation	12	751
Net operating loss	11,388	19,771
Deferred rent	284	216
Goodwill	9,831	12,402
Other	422	244

	23,338	34,852
Deferred tax liabilities:
Prepaid expenses	(5)	(4)
Excess of net assets over cost of acquired companies	—	—
Property, plant & equipment, principally due to differences in depreciation	—	—
Valuation allowance	(23,333)	(34,848)

Net deferred income taxes	$—	$—

        The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. In the recovery analysis, a decline in the Company's business since 2001 combined with decreasing revenues and recent cumulative losses are provided greater weight than estimated future profitability. As a result, due to the absence of significant positive evidence indicating that future taxable income is imminent, the Company concluded that a full valuation allowance is required as of December 31, 2007 and 2006. The valuation allowance decreased by approximately $11,514 primarily due to net operating losses that will expire without becoming available for utilization.

        As of December 31, 2007 and 2006, the Company had federal and state net operating loss carryforwards of approximately $15,862 and $57,604, respectively, which will begin to expire in 2023 and 2008 respectively, unless utilized. As a result of the adoption of SFAS 123R, the Company will recognize excess tax benefits associated with the exercise of stock options as an increase to stockholder's equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. As of December 31, 2007, deferred tax assets do not include $168 of excess tax benefits from employee stock option exercises that are a component of the Company's net operating loss carryforwards.

        Utilization of the net operating losses ("NOL") carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax,

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

7. Income Taxes (Continued)

respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups. Since the Company's formation, the Company has raised capital through the issuance of preferred stock on several occasions which has resulted in such an ownership change.

        Consequently, the Company's utilization of the NOL carryforwards are subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the date of the adoption, there were no unrecognized tax benefits. The adoption of FIN No. 48 did not result in any unrecognized tax benefits. During the year ended December 31, 2007, there were no changes to the Company's uncertain tax benefits. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        The Company is subject to U.S. federal and state income tax. The Company is no longer subject to U.S. federal and state income tax examinations for the years before 2004 and 2003, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or state tax examinations.

8. Prepaid Expenses

        Prepaid expenses are comprised of the following:

	2007	2006
Deferred costs	$232	$582
Prepaid expenses	231	312
Prepaid rent	187	422

Total	$650	$1,316

        The decrease in prepaid expenses is the result of the sale of the four Company-owned training centers in 2007 and general working capital activities.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

9. Other Assets

        Other assets are comprised of the following:

	2007	2006
Notes receivable from franchisees, net of allowance	$81	$188
Security deposits	691	696
Other	182	417

	954	1,301
Less: Current portion of notes receivable	(81)	(145)

Total other assets—long term	$873	$1,156

        Notes receivable from franchisees is shown net of an allowance for loan losses of $240 and $349 as of December 31, 2007 and 2006, respectively.

10. Related Party Transactions

        A note receivable from an officer, dated August 31, 1999, totaling $300 relates to a non-interest bearing term loan, was due and payable on August 31, 2007. The note was issued in connection with such officer's relocation expenses. Per the agreement dated February 7, 2006 between the Company and the officer, the note balance of $300 was forgiven effective July 31, 2006. There was no impact to stockholders' equity.

        In addition to Board of Director fees, one of the Company's directors is a lender on the Credit Agreement and was paid $187 in interest payments in 2007. This individual's company is also an international master franchise owner which paid to the Company $1,572 in royalty revenues in 2007.

11. Other Current Liabilities

        Other current liabilities are comprised of the following:

	2007	2006
Accounts payable to franchisees	$1,766	$3,575
Salaries, wages and commissions payable	2,993	2,448
Royalties and fees payable to courseware partners	48	337
Deferred revenue	836	1,694
Accrued operating expenses and other liabilities	2,773	7,189

Total	$8,416	$15,243

        The decrease in other current liabilities is a result of the sale of four Company-owned training centers in 2007 and general working capital activities.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

12. Employee Savings Plan

        The Company established the New Horizons Worldwide, Inc. 401(k) Retirement Savings Plan (the "Plan") on January 1, 1995. All full-time employees of the Company are eligible to participate in the Plan beginning with the first month of the next quarterly period after their hire date. While the Plan provides for a discretionary match of employee contributions, the Company did not match such contributions in 2007, 2006 or 2005.

13. Shareholders' Equity (Deficit)

(a)
Preferred Stock

        On July 2, 2007, the Company completed a $4,000 sale of Series C preferred stock and warrants to private investors (the "Series C Stockholders") under the Series C Stock and Warrant Purchase Agreement (the "Series C Purchase Agreement"). The Series C Stockholders purchased (i) 172,043 shares of Series C Convertible Preferred Stock, without par value ("Series C Shares"), convertible into 5,333,333 shares of common stock, $.01 par value ("Common Shares") of the Company and (ii) 1,066,667 warrants to purchase common stock at $0.75 per share (the "Series C Warrants") for the aggregate amount of $4,000. The Company intends to use the proceeds of the sale primarily for general working capital.

        As contemplated by the Series C Purchase Agreement, an amendment to the Company's Restated Certificate of Incorporation, as amended, was approved at a meeting of the Company's stockholders on November 6, 2007. This amendment increases the number of authorized common stock of the Company from 20,000,000 to 30,000,000 shares (the "Certificate Amendment"). Following the filing of the Certificate Amendment with the Secretary of State of the State of Delaware, the Company has agreed to reserve and keep available out of its authorized but unissued shares of common stock, not less than the maximum number of shares that would then be issuable upon conversion of all outstanding Series C Shares and exercise of the Series C Warrants.

  Series C Warrants to Purchase Common Stock

        The Series C Warrants to purchase an aggregate of 1,066,667 shares of the Company's common stock (the "Series C Warrant Shares") entitle the holder to exercise the warrants from and after July 3, 2007, until July 3, 2012, at an exercise price of $0.75 per common share. The exercise price is subject to adjustment under certain circumstances as specified in the terms of the Series C Warrants. The Series C Warrants are not exercisable and are subject to cancellation in whole or in part commencing January 1, 2010 and ending three months prior to their expiration if the market value of the common stock for which such warrants are exercisable exceeds certain amounts as specified in terms of the Series C Warrants.

        The holders of Series C Warrant Shares are entitled to registration rights under the Second Amended and Restated Registration Rights Agreement. The holders of Series C Warrant Shares are also subject to the voting obligations and transfer restrictions set forth in the Second Amended and Restated Stockholders' Agreement. These amended agreements also impact the registration rights and voting obligations of the holders of Series B preferred stock. Registration rights are accounted for

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

pursuant to the guidance FSP EITF 00-19-2 which requires amounts to be accrued if probable and subject to estimation.

  Amended and Restated Series A-1 Warrants, Amended and Restated Series B-1 Warrants, Series A-2 Warrants and Series B-2 Warrants

        In order to secure waivers from the Lenders (as defined below) and to induce the Lenders to agree to the Credit Amendment, and in order to satisfy certain anti-dilution adjustments set forth in the Company's Series A Warrants and Series B Warrants issued pursuant to the Credit Agreement, (i) the Series A Warrants and the Series B Warrants have been amended to reduce the price per common stock share at which the warrants can be exercised from $1.50 to $0.90, and (ii) 1,135,153 additional warrants have been issued at an exercise price of $.90 per common stock share, has a term of five years, and is subject to cancellation as provided for in the terms thereof. The difference in the fair value of these securities before and after these amendments totaled $1,010. The Company recognized this amount as a deemed dividend to preferred shareholders. To value these securities, the Company used the Black-Scholes-Merton option-pricing model, and used a risk free rate of return of 4.5%, an expected term of 3 years, and an expected volatility percentage of 99%.

  Voting Agreement

        On July 3, 2007, the Company entered into a Voting Agreement (the "Voting Agreement") with certain stockholders listed therein whereby each stockholder who is a party to the Voting Agreement agreed to vote all of its shares entitled to vote at a meeting of the Company's stockholders in favor of the Certificate Amendment.

  Certificate of Designation of Series C Shares

        On July 2, 2007, the Company filed a Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (the "Series C Certificate of Designation"), pursuant to which the Series C Shares are entitled to receive cumulative quarterly dividends at a rate of 4% per annum on the last day of March, June, September and December of each year, if declared by the Board of Directors. Upon any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series C Shares are entitled to a liquidation preference in an amount per share equal to $23.25 per share, plus any cumulative but unpaid dividends. The Series C Shares are convertible at any time and from time to time after the Certificate Amendment shall have become effective, at the option of each holder of Series C Shares, into fully paid and non-assessable common stock. Initially, the conversion rate is 31 shares of common stock for one Series C Share, subject to adjustment in certain events. Until the holders of Series C Shares own less than 50% of the Series C Shares originally issued, the Company cannot take certain actions without obtaining the approval of the holders of a majority of the outstanding Series C Shares, including the issuance, creation, designation or authorization of any securities having rights or preferences senior to or on parity with the Series C Shares, incur indebtedness in excess of $5,000, effect any single capital expenditure equal to or in excess of $2,500, or enter into an acquisition or joint venture for which the consideration is equal to or in excess of $2,500.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

        The rights of holders of common stock have been materially affected by the issuance of the Series C Shares. The Company encourages the reader to refer to these documents filed as exhibits to the Company's current report on Form 8-K dated July 2, 2007, for a full explanation of the rights and obligations of these preferred stockholders.

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

  Beneficial Conversion Feature

        In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), as amended by EITF 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27"), the Company evaluated the Series C Shares and Series C Warrants and determined that each had a beneficial conversion feature. The market value of the Company's common stock on the date the Series C Shares and Series C Warrants were issued and sold was $1.00 per share, while the effective conversion and warrant price was $0.75 per share. The Company calculated the effect of EITF 98-5 and EITF 00-27 on the issuance and determined on a relative fair value basis that of the $3,802 net proceeds, $3,183 was attributable to sale of the Series C Shares and $619 was attributable to the sale of the Series C Warrants. The Company calculated the beneficial conversion feature for both the Series C Shares and Series C Warrants to be $1,953.

        In accordance with EITF 98-5 and EITF 00-27, the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security's earliest conversion date. As a result, the beneficial conversion feature for the Series C Shares and Series C Warrants was recognized immediately as all securities were convertible, at the option of the holder beginning the day after issuance. Accordingly, the Company recognized a deemed dividend of $1,953 related to these securities.

        To value the Series C Warrants, the Company used the Black-Scholes-Merton option-pricing model, and used a risk free rate of return of 4.5%, an expected term of 3 years, and an expected volatility percentage of 99%.

  Dividends

        The Company has not declared or paid any cash dividends on its common stock or on its Series B Shares and Series C Shares. At December 31, 2007, cumulative, undeclared and unaccrued dividends on the Series B Shares and Series C Shares totaled $763 and $80, respectively.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

  Convertible Series B

        On July 19, 2006, the Company entered into a Credit Agreement (the "Credit Agreement") among the Company, Camden Partners Strategic III, LLC ("Camden LLC"), as administrative agent, Camden Partners Strategic Fund III, L.P. ("Camden III"), Camden Partners Strategic Fund III-A, L.P. ("Camden III-A", with Camden LLC and Camden III, "Camden"), George S. Rich and Alkhaleej Training and Education Corporation ("Alkhaleej"), (collectively, "the Lenders")

        The Credit Agreement provides for a $4,000 term loan, comprised of a single advance from each of the Lenders, which matures on July 19, 2009 (the "Financing"). Under the terms of the Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year. Concurrent with the execution of the Credit Agreement, the Company converted all outstanding Preferred Series A Stock ("Series A Shares") and accrued dividends and interest into 174,693 shares of Preferred Series B Stock. See Note 4 "Debt" to the Company's consolidated financial statements for additional discussion.

        In connection with the Financing discussed in Note 4, "Debt", the Company entered into an Amended and Restated Stockholders' Agreement with Camden, Alkhaleej, and the holders of Warrants (the "Warrant Holders"), dated as of July 19, 2006 (the "Amended Stockholders' Agreement"). The Amended Stockholders' Agreement amends and restates the Stockholders' Agreement, dated as of February 7, 2005, and filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 11, 2005. Pursuant to the Amended Stockholders' Agreement and the Certificate of Designation, the Series B Stockholders are entitled to elect three directors to the Board of Directors (the "Series B Preferred Directors"). In addition, holders of the Preferred Series C Shares are entitled to vote with the Common Stock as a single class at shareholder's meetings, on an as-converted basis. Pursuant to the Amended Stockholders' Agreement, for so long as the Series B Stockholders are entitled to elect Series B Preferred Directors, the Company, each Series B Stockholder and each Warrant Holder are required to take certain actions, including, without limitation, to establish the size of the Board at nine directors, to elect the Series B Preferred Directors, with such directors initially being Donald W. Hughes, David L. Warnock and Alwaleed Aldryann, and, within eighteen (18) months of the date of the Amended Stockholders' Agreement, to elect an independent director to replace an incumbent director. Additionally, Camden is required to vote all of its shares in favor of the Common Directors proposed by the Board of Directors' Governance Committee. Under the terms of the Amended Stockholders' Agreement, for as long as the loan is outstanding or Alkhaleej beneficially holds not less than seventy-five percent (75%) of the Series A Warrants issued, or the Common Stock issued pursuant to the Warrants, the Company, the holders of Series B Shares and Alkhaleej shall take all steps necessary to retain Mr. Aldryann as a Director. The Amended Stockholders' Agreement also provides that so long as Camden holds at least 25% of the Series B Shares, it will have board observation rights. Under the terms of the Amended Stockholders' Agreement, the Series B Stockholders may transfer Series B shares subject to a right of first refusal by the Company. Under the terms of the Amended Stockholders' Agreement, the Company granted preemptive rights with respect to future issuances of equity securities by the Company to each holder of at 10,000 Series B Shares and each Warrant Holder, subject to customary exceptions.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

  Amended and Restated Registration Rights Agreement

        In connection with the Credit Agreement, the Company entered into an Amended and Restated Registration Rights Agreement, dated July 19, 2006, by and among the Company, Camden, Alkhaleej and the Warrant Holders (the "Amended Registration Rights Agreement"). The Amended Registration Rights Agreement amends and restates the Registration Rights Agreement, dated as of February 8, 2005, and filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 11, 2005. Pursuant to the terms of the Amended Registration Rights Agreement, the Company agreed to register the resale of the shares of Common Stock issuable upon conversion of the Series B Shares and the Warrants under the Securities Act of 1933, as amended (the "Securities Act") under certain circumstances. These rights include two opportunities to require registration by the Company, at any time after the Company is eligible to file a registration statement on Form S-3, as well as the right to participate in other registrations initiated by the Company or other stockholders. The Amended Registration Rights Agreement provides for customary indemnifications between the Company, Camden and the Warrant Holders. Under the Amended Registration Rights Agreement, the Company agreed not to grant registration rights with respect to Common Stock to any other person unless such rights are subordinate to those granted under the Amended Registration Rights Agreement. The Company has concluded that the registration rights agreement does not meet the definition of a derivative because it does not require the Company to have the registration statement declared effective by the end of a specified period or pay liquidating damages to the Series B shares if the registration statement is not declared effective or effectiveness is not maintained for a prescribed period. In reaching its conclusion, the Company utilized the guidance in FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements".

  Certificate of Decrease

        In connection with the Exchange, on July 10, 2006, the Company filed a Certificate of Decrease relating to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (the "Certificate of Decrease") with the Secretary of State of the State of Delaware to decrease the number of designated shares of Series A Preferred from 2,000,000 shares to 1,638,398 shares.

  Certificate of Designation of Series B Shares

        Subsequent to filing the Certificate of Decrease, on July 10, 2006, the Company filed a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (the "Certificate of Designation"), pursuant to which the Series B Shares are entitled to receive cumulative quarterly dividends at an initial rate of 8% per annum when, as and if declared by the Company's Board of Directors. On the fourth anniversary of the date of issuance, the dividend rate will increase to 12% per annum. Upon any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, the Series B Shares are entitled to a liquidation preference in an amount equal to $37.50 per share, plus any accrued but unpaid dividends. At December 31, 2007, cumulative, undeclared and unaccrued dividends equaled approximately $524. A Change of Control (as defined in the Certificate of Designation) will be considered a liquidation event, unless a majority of the outstanding Series B

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

Shares elect otherwise. The Series B Shares are convertible at any time, at the option of each holder of Preferred Series B Shares, into fully paid and non-assessable shares of Common Stock, initially at the conversion rate is 20.8333 shares of Common Stock for one Series B Share. The conversion price of the Series B Shares is subject to adjustment in the event of a consolidation, merger subdivision or combination of shares or the issuance of stock dividends, in the event that the Company issues additional shares of Common Stock at a price per share which is less than the conversion price, or in the event that the Company issues warrants, options or other stock purchase rights for which the purchase price for the Common Stock is less than the conversion price. The Company has concluded that the embedded conversion feature in the Series B Shares does not qualify for bifurcation as it meets the scope exception of paragraph 11 as of SFAS No. 133, "Derivatives and Hedging Activities". The conversion feature is indexed to the Company's own common stock and meets the criteria of EITF 00-19- Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". At any time after February 7, 2007, the Company may convert all the Series B Shares into shares of Common Stock at the then-applicable conversion price; provided that the Common Stock meets certain requirements with respect to trading volume and price on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service, and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares. At any time after February 7, 2009, the Company may convert fifty percent (50%) of the Series B Shares into shares of Common Stock at the then-applicable conversion price; provided that the Common Stock meets a certain requirement with respect to its trading price on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service, and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares. The Company may convert all Preferred Series B Shares not previously converted any time after February 7, 2011; provided that the Common Stock meets a certain trading price requirement on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares. At any time after the sixth anniversary of the date that Series B Shares are first issued, the Company may redeem the Series B Shares, in whole or in part, at a redemption price equal to 2.25 times the original issue price of the Series B Shares, $37.50, plus an amount equal to the accrued but unpaid dividends thereon. Until the holders of Series B Shares own less than 50% of the Series B Shares originally issued, the Company cannot take certain actions without obtaining the approval of the holders of a majority of the outstanding Series B Shares, including the issuance, creation, designation or authorization of any new equity securities having rights or preferences senior to or on parity with the Series B Shares, incur indebtedness in excess of $5 million, effect a single capital expenditure in excess of $2,500, or enter into an acquisition or joint venture for which the consideration is in excess of $2,500. As long as at least fifty percent (50%) of the Series B Shares issued upon the closing of the Exchange Agreement remain outstanding, the holders thereof shall be entitled to elect, at a meeting of such stockholders, three Series B Directors, who will not serve a classified term with the directors elected by the holders of Common Stock together with the holders of any other class or series of capital stock entitled to vote thereon. In addition, holders of the Preferred Series B Shares are entitled

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

to vote with the Common Stock as a single class at stockholders' meetings, on an as-converted basis. The rights of the Series A Shares have been eliminated and replaced by the rights granted under the Series B Shares. The rights of the Common Stock have been materially limited by the issuance of the Series B Shares. The general effect of the issuance of the Series B Shares upon the rights of the holders of the Common Stock is more fully described in the Certificate of Designation, as described above.

  Certificate of Elimination

        On July 20, 2006, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of Series A Convertible Preferred Stock to eliminate all matters set forth in the Certificate of Designation with respect to the Series A Shares from the Company's Certificate of Incorporation.

  Convertible Series A

        On February 7, 2005, the Company entered into the Series A Stock Purchase Agreement (the "Purchase Agreement") with Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P (together "Camden Partners") to issue and sell in an offering exempt from registration under the Securities Act of 1933, as amended, 1,600,000 shares of its Series A Convertible Preferred Stock ("Series A Shares"), without par value, at a per share price of $3.75, for an aggregate offering price of $6,000. The Series A Shares were issued on February 8, 2005. In connection with the Series A Share offering, the Company entered into a Stockholders' Agreement with Camden Partners, dated February 8, 2005. Both of these agreements have been amended and the Series A Shares exchanged as per the Credit Agreement dated July 19, 2006 as discussed above.

  Beneficial Conversion Feature Associated with Series A Preferred Stock

        The Series A Preferred Stock Shares contain a beneficial conversion feature. In accordance with the FASB's EITF Issue No. 00-27, "Application of EITF 98-5 to Certain Convertible Instruments", the Company recorded an imputed dividend to the Series A Preferred shareholders as a reduction of additional paid in capital of $1,808 during the quarter ended March 31, 2005 because the conversion price was below the fair value of the Company's common stock at issuance. The Series A preferred shares were exchanged per the Credit Agreement as noted above.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

(b)
Restricted Stock

        A summary of restricted stock award activity as of December 31, 2007 and changes during the twelve months then ended is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2006	350,000	$0.80
Granted	340,000	$1.54
Vested	(345,000)	$1.17
Forfeited	—	$—

Restricted stock outstanding at December 31, 2007	345,000	$1.17

        On August 24, 2007, the Company granted a total of 340,000 shares of restricted common stock to its CEO and three of its senior management employees. Under the terms of these Restricted Stock Agreements, if the Company reaches an Adjusted EBITDA (as defined in the Restricted Stock Agreements) of $3,357 for the consecutive twelve month period ending December 31, 2007, 170,000 shares of the restricted shares will vest. If the Company reaches its performance target of $7,565 in Adjusted EBITDA for the consecutive twelve month period ending December 31, 2008, an additional 170,000 shares of the restricted shares will vest. Unvested shares will be held by the Company in escrow and the individuals will be entitled to vote and receive dividends on such escrowed shares. As of December 31, 2007, 345,000 shares of the restricted stock had vested and $444 of compensation expense has been recognized in the Company's consolidated financial statements.

        The following supplemental disclosures are provided with respect to the Company's stock options and restricted stock awards:

	2007	2006	2005
Weighted average grant date fair value of options and restricted stock granted (per share)	$1.44	$0.92	$3.90
Intrinsic value of options exercised	$209	$—	$—

        The Company issued Edusoft, Ltd. ("Edusoft") 37,500 restricted shares of the Company's common stock as part of a settlement agreement. Edusoft shall not sell or transfer these restricted shares for a period of three years and during this time Edusoft shall vote the shares in favor of all matters supported by the Company's management which are brought before a vote of stockholders.

(c)
Stock Option Plans

        On November 6, 2007, the Company 2007 Omnibus Equity Plan ("2007 Plan"), which provides for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. The 2007 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted, or at a price of not less than 110% of the fair market

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price at the date of exercise. All options were granted at the average of the Company's opening and closing price of its common stock as of the date of grant. As of December 31, 2007, no grants have been issued under this plan and therefore the 2,000,000 shares of common stock are not reflected in the tables below.

        The Company also maintains a 1998 Omnibus Equity Plan ("1998 Plan"), which provides for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. The 1998 Plan provides for the granting of options to purchase up to 2,250,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted, or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price at the date of exercise. All options were granted at the average of the Company's opening and closing price of its common stock as of the date of grant.

        Independent directors of the Company hold options to acquire a total of 161,666 shares of common stock all of which were issued prior to 2006. Options were not issued to directors during 2007 or 2006. The exercise price under all such options was equal to the average of the Company's opening and closing price of its common stock as of the date of grant.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

        Changes in shares and disclosures required under SFAS 123R, under the 1998 Plan and other arrangements, for the year ended December 31, 2007 and 2006 are summarized as follows:

	Shares	Weighted Average Price	Weighted Average Contractual Period (Yrs)	Aggregate Intrinsic Value ($ in thousands)
Options outstanding at January 1, 2006 (1,569,266 shares exercisable)	1,569,266	$6.85
Granted	1,151,000	$0.98
Exercised	—	$—
Forfeited and expired	(649,175)	$6.25

Options outstanding at December 31, 2006 (1,080,091 shares exercisable)	2,071,091	$3.77
Granted	340,000	$1.38
Exercised	(242,666)	$0.72
Forfeited and expired	(827,925)	$6.54

Options outstanding at December 31, 2007	1,340,500	$2.01	7.74	$524

Vested and expected to vest	1,166,896	$2.13	7.56	$442

Exercisable at December 31, 2007	523,170	$3.22	5.75	$148

        The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on the last trading day of the year (December 31, 2007) and the exercise price, multiplied by the number of in-the-money options outstanding, whether vested or not vested.

        The total fair value of stock options granted was $686, $379 and $1,230 during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, unrecognized compensation cost related to stock options outstanding as of December 31, 2007 was $447 ($268 after income taxes), which is expected to be recognized over a weighted average remaining vesting period of approximately 2 years. At December 31, 2006, unrecognized compensation cost related to stock options outstanding as of December 31, 2006 was $299 ($179 after income taxes), which is expected to be recognized over a weighted average remaining vesting period of approximately 2 years.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

        Changes in shares and disclosures required under APB 25, under the 1998 Plan and other arrangements, for year ended December 31, 2005 is summarized as follows:

2005	Shares	Weighted Average Price
Outstanding, beginning of year	1,728,666	$8.55
Granted	407,500	3.90
Exercised	—	—
Canceled	(566,900)	9.71

Outstanding, end of year	1,569,266	$6.85

Options exercisable, end of year	1,569,266	$6.85

Weighted average fair value of all options granted during the year		$3.19

        Outstanding stock options at December 31, 2007 under the 1998 Plan consist of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
$0.67 - $0.67	90,000	8.03	$0.67	90,000	$0.67
$0.80 - $0.80	175,334	8.51	$0.80	1	$0.80
$1.00 - $1.07	100,000	9.29	$1.04	—	$—
$1.10 - $1.10	190,000	8.99	$1.10	63,336	$1.10
$1.50 - $1.50	263,000	8.51	$1.50	87,667	$1.50
$1.53 - $1.53	240,000	9.65	$1.53	—	$—
$3.48 - $3.48	10,000	6.78	$3.48	10,000	$3.48
$3.85 - $3.85	142,500	4.68	$3.85	142,500	$3.85
$4.62 - $10.93	124,666	1.83	$6.23	124,666	$6.23
$12.06 - $12.06	5,000	1.15	$12.06	5,000	$12.06

$0.67 - $12.06	1,340,500	7.74		523,170	$3.22

        As of December 31, 2007, there were 666,834 shares of common stock under the 1998 Plan that were available for future grant. The 1998 Plan will expire and no further shares will be granted under this plan after the 2008 fiscal year.

        On November 6, 2007, the Board of Directors approved the 2007 Plan that made 2,000,000 shares of common stock available for future grants. As of December 31, 2007, no shares have been granted under this plan.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

        The Company issued to its Board of Directors 74,750 shares of the Company's common stock in lieu of payment for Board of Director fees.

(d)
Acceleration of Stock Options

        On December 12, 2005, the Board of Directors of the Company upon the recommendation of the Board's Compensation Committee, approved the acceleration of the vesting of all outstanding stock options granted under the Company's stock option plans held by employees and officers, that were both unvested and "out-of-the-money" as of December 12, 2005. As a result of the decision to accelerate vesting, options to purchase 539,675 shares, representing approximately 32% of total options outstanding of the Company's common stock, which would have vested from time to time over the next four years, became immediately exercisable. The number of shares, exercise prices, and remaining terms of the Options subject to the acceleration remain unchanged.

        The accelerated options included 266,250 options held by the Company's executive officers and 273,425 options held by employees. The acceleration did not impact options held by the Company's non-employee directors. Based on the Company's closing stock price of $0.79 per share on December 12, 2005, all of the accelerated options had exercise prices above the closing stock price at that time. The accelerated options had exercise prices ranging from $2.15 to $13.75 per share. The weighted average exercise price of all accelerated options was $5.33 per share. There was no incremental cost upon acceleration under SFAS No. 123R.

(e)
Warrants

  Series A Warrants

        The Company issued Series A Warrants (the "Series A Warrants") to the Lenders to purchase, in the aggregate, 2,000,000 shares of common stock of the Company. The Series A Warrants entitle the warrant holder to exercise the warrant to purchase common shares beginning after July 19, 2006, until July 19, 2011, at an exercise price of $1.50 per common share. The exercise price is subject to adjustment under certain circumstances specified in the Series A Warrants. In conjunction with the Series C Preferred Stock Offering described above, the Series A Warrants have been amended and restated to reduce the exercise price per common share to $0.90 and to issue additional warrants.

  Series B Warrants

        The Company issued Series B Warrants (the "Series B Warrants" and together with the Series A Warrants, the "Warrants") to the Lenders to purchase, in the aggregate, 666,667 shares of common stock of the Company. The Series B Warrant entitles the warrant holder to exercise the warrant to purchase common shares (the "Series B Warrant Shares") beginning August 15, 2007, until July 19, 2011, at an exercise price of $1.50 per share. In conjunction with the Series C Preferred Stock Offering described above, the Series B Warrants have been amended and restated to reduce the exercise price per common share to $0.90 and to issue additional warrants.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

13. Shareholders' Equity (Deficit) (Continued)

  Series C Warrants

        The Series C Warrants to purchase an aggregate of 1,066,667 shares of the Company's common stock (the "Series C Warrant Shares") entitle the holder to exercise the warrants from and after July 3, 2007, until July 3, 2012, at an exercise price of $0.75 per common share. The exercise price is subject to adjustment under certain circumstances as specified in the terms of the Series C Warrants. The Series C Warrants are not exercisable and are subject to cancellation in whole or in part commencing January 1, 2010 and ending three months prior to their expiration if the market value of the common stock for which such warrants are exercisable exceeds certain amounts as specified in terms of the Series C Warrants.

        The holders of Series C Warrant Shares are entitled to registration rights under the Second Amended and Restated Registration Rights Agreement. The holders of Series C Warrant Shares are also subject to the voting obligations and transfer restrictions set forth in the Second Amended and Restated Stockholders' Agreement. These amended agreements also impact the registration rights and voting obligations of the holders of Series B preferred stock.

14. Commitments and Contingencies

  (a) Leases

        The Company leases its offices, training facilities and certain equipment under operating lease obligations. Operating leases expire on various dates through 2015.

        The future minimum lease payments under the non-cancelable operating leases are as follows:

2008	$7,252
2009	5,853
2010	4,701
2011	3,392
2012	1,937
2013 and thereafter	2,939

Total	$26,074

        Rent expense was $3,701, $7,381, and $10,295 for the years ended 2007, 2006, and 2005, respectively.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

14. Commitments and Contingencies (Continued)

        The future minimum sublease receipts under the non-cancelable operating leases are as follows:

2008	1,310
2009	1,213
2010	1,053
2011	802
2012	—
2013 and thereafter	—

Total	$4,378

  (b) Purchase Commitment

        Effective July 1, 2004, the Company entered into an Amended and Restated Content License Agreement with a vendor that terminates on December 31, 2006 and obligates the Company to purchase $15 million of such products and services over the term of the Agreement. The Company has satisfied this agreement as of December 31, 2006. This Agreement was not renewed in 2007.

  (c) Litigation

        On October 16, 2007, the Company executed a settlement and mutual release agreement with Edusoft, Ltd. ("Edusoft"). This settlement agreement provides for the termination of the licensing agreement between the Company and Edusoft under which the Company had the right to use certain proprietary educational materials related to Edusoft's English Language teaching program. Pursuant to the terms of this agreement, all but three of the Company's franchises will discontinue using these Edusoft teaching programs. The Company will pay Edusoft a total of $375 payable over the next two years and issue Edusoft 37,500 restricted shares of the Company's common stock. Expense totaling $75 was recognized with respect to these shares. Edusoft shall not sell or transfer these restricted shares for a period of three years and during this time Edusoft shall vote the shares in favor of all matters supported by the Company's management which are brought before a vote of stockholders.

        On February 24, 2006, the Company reached a settlement in the amount of $850 with a plaintiff who was a former employee of the Company. The settlement was paid in installments during 2006. The Company's insurance carrier contributed $192 to the settlement. In connection with this case, the Company accrued a loss on legal settlement of $658 in 2005.

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

14. Commitments and Contingencies (Continued)

        The Company also is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  (d) Guarantees

        The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party. The Company has deposited $263 as of December 31, 2007 to guarantee performance in various states with respect to providing training to consumers. In the event the Company were to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations. In addition, the Company has deposited $250 with a bank to comply with contractual obligations. The Company has agreed to indemnify its franchisees against any trademark infringement claims that may arise out of their use of the New Horizons' trademark. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

  (e) Letter of Credit

        The Company had an outstanding letter of credit in the amount of $650, under which it may be required to make payments to a guaranteed or indemnified party. The letter of credit was cancelled in April 2006.

  (f) Compliance Matters

  Late Filing of SEC Reports

        Due to the substantial time and effort management devoted to the completion of the tasks required for completing the 2004, 2005 and 2006 audits, management was unable to perform the control procedures and develop the financial information necessary to prepare the information required to be included in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. In addition, the Company was late in filing Form 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006, and filed those Forms concurrently with its Annual Report on Form 10-K for 2006. The Company was also late in filing its Form 10-Q for the quarterly period ended March 31, 2007, and filed it during the third quarter of 2007. In addition, the Company was unable to file timely the Annual Report on Form 10-K for the years ended December 31, 2005 and 2004. The Company has been timely with its periodic SEC Report filings since the second quarter of 2007.

  Delisting from the NASDAQ National Market

        On July 20, 2005, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's securities were being delisted from the Nasdaq Global Market, effective with the open of business on Friday, July 22, 2005. The Company has been unable to timely

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

14. Commitments and Contingencies (Continued)

file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. The Company's failure to timely file these periodic reports violates Nasdaq Marketplace Rule 4310(c)(14) for continued listing on Nasdaq.

        Quotations for the Company's common stock appear in the National Daily Quotations Journal, often referred to as the "pink sheets," where subscribing dealers can submit bid and ask prices on a daily basis.

  Notice of Non-Compliance with State Regulatory Requirements

        In conjunction with the Company's license renewal process in New York, the State Education Department reviewed both school and student files in the New York Company-owned location in 2005 and 2006. The review noted violations of the state's education law during the years ended 2005 and 2006.

        As a result, the Company was fined $75 by the Education Department for violations occurring during 2005 and $200 for violations occurring in 2006. Under the terms of a payment arrangement with the state, the Company paid $75 in August 2005. The $200 was paid in 2006 and 2007. Management is not aware of non-compliance issues in any other states.

15. Gain/Loss on Sale of Company-owned Training Centers

        During 2007, the Company sold and re-franchised its Company-owned training centers in Chicago, Cleveland, Anaheim and New York pursuant to asset sale agreements pursuant to which the buyers assumed net liabilities of $2,541. In addition, the buyers paid $300 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company's consolidated financial statements at any time during the twelve months ended December 31, 2007. In addition, due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,269 of the gross gain on the sale of these centers. The deferred gain at the date of sale consisted of a discount to the buyer on royalty revenue over a defined term in each respective agreement. Subsequent to the sales, a portion of the deferred royalty revenue related to these four sales and sales made in prior years was earned and recognized totaling $979 through December 31, 2007.

        During 2006, the Company sold and re-franchised its wholly owned Company-owned training centers in San Antonio, Charlotte, Memphis, Nashville, Atlanta, Hartford and Albuquerque pursuant to asset sale agreements for $1,650 in cash and notes plus assumption of liabilities of $2,439. The unsecured notes receivable totaled $203, bear interest at rates of 6% to 8% per annum and have maturity dates over the next 12 to 24 months. The Company also disposed of fixed assets as a result of a relocation of its corporate facilities. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company's consolidated financial statements at any time during the year ended December 31, 2006. Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $1,374. The sale of fixed assets

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

15. Gain/Loss on Sale of Company-owned Training Centers (Continued)

related to the Company's relocation of its corporate offices resulted in a net loss of approximately $195.

        During 2005, the Company sold its wholly owned Company-owned training center in Sacramento pursuant to an asset sale agreement for $75 in cash. As a result of this sale, the Company recorded a loss on sale of $329 as of December 2005.

16. Other Income/Loss

        In 2006, the Company recorded a loss of $704 primarily incurred to terminate the Company's corporate Anaheim office lease.

17. Segment Reporting

        In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's business units have been segregated into two reportable segments, Company-owned locations and franchising. The two segments are managed separately due to differences in their sources of revenues and services offered. At December 31, 2007, the Company-owned locations segment operates wholly-owned computer training centers in two metropolitan areas (six metropolitan areas at December 31, 2006) within the continental United States and generates revenue through the sale and delivery of training for PC applications and technical software training courses and business skills courses. The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables:

        For the year ended and at December 31, 2007:

	Franchising	Company-owned training centers	Consolidated
Total revenues—domestic	$17,298	$27,604	$44,902
Total revenues—international	6,735	—	6,735
Depreciation and amortization	392	223	615
Interest expense, net	411	193	604
Investment income	(126)	(3)	(129)
Income (loss) before income taxes	2,859	3,570	6,429
Income tax provision	(891)	(206)	(1,097)
Net income (loss)	$1,968	$3,364	$5,332
Total assets	$22,551	$2,725	$25,276

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

17. Segment Reporting (Continued)

        For the year ended and at December 31, 2006:

	Franchising	Company-owned training centers	Consolidated
Total revenues—domestic	$22,016	$48,717	$70,733
Total revenues—international	5,947	—	5,947
Depreciation and amortization	1,209	517	1,726
Fixed asset impairment	391	—	391
Interest expense, net	197	107	304
Investment income	(283)	(10)	(293)
Income (loss) before income taxes	5,356	(6,366)	(1,010)
Income tax provision	(846)	(173)	(1,019)
Net income (loss)	$4,510	$(6,539)	$(2,029)
Total assets	$19,280	$8,330	$27,610

        For the year ended and at December 31, 2005:

	Franchising	Company-owned training centers	Consolidated
Total revenues—domestic	$24,724	$75,044	$99,768
Total revenues—international	6,653	—	6,653
Depreciation and amortization	1,659	1,383	3,042
Fixed asset impairment	—	2,351	2,351
Interest expense, net	217	6	223
Investment income	(370)	(1)	(371)
Income (loss) before income taxes	1,850	(8,280)	(6,430)
Income tax provision	(830)	(20)	(850)
Net income (loss)	$1,020	$(8,300)	$(7,280)
Total assets	$25,707	$13,546	$39,253

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

18. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for 2007 and 2006 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Revenues	$14,838	$13,309	$11,901	$11,589
Gross profit	7,439	7,078	6,641	6,364
Operating income	977	1,354	1,620	272
Gain (loss) on sale of Company-owned training centers	555	585	(180)	1,721
Provision for income taxes	(180)	(293)	(664)	40
Net income (loss) attributable to common shareholders	$1,086	$1,367	$(2,482)	$1,794
Basic earnings (loss) per share attributable to common shareholders	$0.12	$0.14	$(0.23)	$0.16
Diluted earnings (loss) per share attributable to common shareholders	$0.11	$0.14	$(0.23)	$0.08
Year ended December 31, 2006
Revenues	$23,131	$22,873	$15,590	$15,086
Gross profit	8,725	9,819	6,231	6,714
Fixed asset impairment	—	—	—	(391)
Gain (loss) on sale of Company-owned training centers	611	1,725	(12)	(204)
Operating income (loss)	(1,973)	1,357	(1,102)	(697)
Provision for income taxes	(185)	(321)	(224)	(289)
Net income (loss) attributable to common shareholders	$(1,656)	$2,665	$(1,359)	$(1,958)
Basic earnings (loss) per share attributable to common shareholders	$(0.16)	$0.25	$(0.13)	$(0.18)
Diluted earnings (loss) per share attributable to common shareholders	$(0.16)	$0.25	$(0.13)	$(0.18)

        During the fourth quarter of 2007, the Company sold and re-franchised its Company-owned training center in New York for a gain of $1,721. See Note 15 "Gain/Loss on Sale of Company-owned Training Centers for additional discussion. During the fourth quarter of 2006, the Company recorded a non-cash impairment of fixed assets charge of $391, against fixed assets at the Company's corporate location. During the first and second quarter of 2005, the Company recorded a non-cash impairment charge totaling $64 and $2,287 respectively, against fixed assets of Company-owned training centers. See Note 5 "Property and Equipment" for additional discussion.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making such assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

        The report of management on our internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K.

        This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding the effectiveness of internal control over financial reporting. Pursuant to temporary rules of the Securities and Exchange Commission, such attestation report is not required to be included in this filing; the Company is only required to provide management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no significant changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item 10 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item 13 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 of Form 10-K will be set forth in definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules And Reports

Financial Statements

        The Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K.

Exhibits

        See the Exhibit Index on page 77 of this Annual Report on Form 10-K

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2008

By:	/s/ MARK A. MILLER Mark A. Miller President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK A. MILLER Mark A. Miller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2008
/s/ CHARLES J. MALLON Charles J. Mallon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2008
/s/ CURTIS LEE SMITH, JR. Curtis Lee Smith, Jr.	Chairman of the Board of Directors	March 24, 2008
/s/ ALWALEED ALDRYANN Alwaleed Aldryann	Director	March 23, 2008
/s/ ARNOLD M. JACOB Arnold M. Jacob	Director	March 24, 2008
/s/ WILLIAM H. HELLER William H. Heller	Director	March 26, 2008
/s/ DONALD W. HUGHES Donald W. Hughes	Director	March 24, 2008
/s/ RICHARD L. OSBORNE Richard L. Osborne	Director	March 24, 2008
/s/ ROBERT H. ORLEY Robert H. Orley	Director	March 25, 2008
/s/ DAVID L. WARNOCK David L. Warnock	Director	March 24, 2008

Exhibit Index:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company	(F)
3.2	Amended and Restated By-laws of the Company	(JJ)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of New Horizons Worldwide, Inc.	(KK)
4.1	Specimen Certificate for Share of Common Stock, $.01 par value, of the Company	(C)
4.2	Amendment No. 1, dated December 16, 2003 to the Credit Agreement between the Company and Wells Fargo Bank, N.A.	(H)
4.3	Second Amendment to Credit Agreement, dated February 7, 2005, to the Credit Agreement between the Company and Wells Fargo Bank, N.A.	(J)
4.4	Third Amendment to Credit Agreement, dated July 25, 2005, to the Credit Agreement between the Company and Wells Fargo Bank, N.A.	(K)
4.5	Certificate of Designation, Preferences and Rights of Series A Preferred Convertible Stock of the Company, dated February 7, 2005	(J)
4.6	Specimen Certificate for Share of Series A Convertible Preferred Stock, $.01 par value, of the Company	(J)
4.7	Certificate of Decrease Relating to Certificate of Designation, Preference sand Rights of Series A Convertible Preferred Stock of the Company, filed July 10, 2006	(BB)
4.8	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company, filed July 10, 2006	(BB)
4.9	Certificate of Elimination of Series A Convertible Preferred Stock of the Company, dated July 20, 2006.	(BB)
4.10	Specimen certificate of the Series B Convertible Preferred Stock of the Company	(BB)
4.11	Form of Series A Warrant	(BB)
4.12	Form of Series B Warrant	(BB)
4.13	Stockholders' Agreement, dated as of February 8, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(J)
4.14	Registration Rights Agreement, dated as of February 8, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(J)
4.15
	Amended and Restated Stockholders' Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders.	(BB)
4.16
	Amended and Restated Registration Rights Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders	(BB)
4.17	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of the Company dated July 2, 2007.	(FF)

4.18		Specimen certificate for shares of the Series C Convertible Preferred Stock.	(FF)
10.1	**	Omnibus Equity Plan of the Company	(B)
10.2	**	Amendment No. 1 dated March 15, 2002 to the Omnibus Equity Plan of the Company	(G)
10.3	**	Form of Stock Option Agreement executed by employee recipients of options under Omnibus Equity Plan	(D)
10.4	**	Key Employees Stock Option Plan of the Company	(A)
10.5	**	Amendment No. 1 to the Key Employees Stock Option Plan of the Company	(C)
10.8	**	Stock Option Agreement dated September 19, 1996, between the Company and Scott R. Wilson	(B)
10.9	**	Form of Stock Option Agreement executed by non-employee Director recipients of options under Omnibus Equity Plan	(B)
10.10		Form of Indemnity Agreement with Directors and Officers of the Company	(C)
10.11		Lease Agreement dated February 15, 2000, between New Horizons Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Company	(D)
10.12		Lease Agreement dated April 27, 2000, between New Horizons Worldwide, Inc. and 1114 Trizechahn-Swig, guaranteed by the Company	(E)
10.13		Revised Class Action Settlement and General Release Agreement	(I)
10.14		Series A Stock Purchase Agreement, dated as of February 7, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(J)
10.15		Credit Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic III, LLC and the Lenders named therein	(BB)
10.16		Preferred Stock Exchange Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(BB)
10.17	**	Employment Agreement, dated July 5, 2006, by and between the Company and Mark A. Miller	(AA)
10.18	**	Nonqualified Stock Option Agreement, dated July 5, 2006, by and between the Company and Mark A. Miller.	(AA)
10.19	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated July 5, 2006, between the Company and Mark A. Miller.	(AA)
10.20	**	Letter Agreement, dated February 7, 2005, between the Company and Jeffrey S. Cartwright, as amended February 10, 2005	(J)
10.21	**	President and Chief Executive Officer Compensation	(Y)
10.22	**	Offer Letter, dated February 6, 2006, between the Company and Charles Caporale	(Z)
10.23	**	Agreement, dated February 2, 2006, between the Company and Thomas Bresnan	(Z)
10.24	**	Employment Agreement, dated February, 2006, between the Company and Mark A. Miller	(AA)

10.25	*
		Asset Purchase Agreement, dated September 15, 2005, by and between NHCLC of San Antonio, Inc., a Delaware corporation, and South Texas Horizons, L.P., a Texas limited partnership, Derek Wright, an individual, Scott Hardin, an individual, Robert Dupree, an individual and South Texas Horizons GP, L.L.C., a Texas limited liability company.	(CC)
10.26	*
		Asset Purchase Agreement, dated March 10, 2006, by and between New Horizons Computer Learning Center of Charlotte, Inc., a Delaware corporation, and Sukothai, Inc., a North Carolina corporation, and Kimberly Pongpat, an individual.	(CC)
10.27	*
		Asset Purchase Agreement, dated April 28, 2006, by and among New Horizons Computer Learning Center of Memphis, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; Integrated Learning Solutions Memphis, LLC, a Tennessee limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.	(DD)
10.28	*
		Asset Purchase Agreement, dated April 28, 2006, by and among: New Horizons Computer Learning Center of Nashville, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; GBWH Nashville, LLC, a Tennessee limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.	(DD)
10.29	*
		Asset Purchase Agreement, dated April 28, 2006, by and among: New Horizons Computer Learning Center of Atlanta, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; GBWH Atlanta, LLC, a Georgia limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.	(DD)
10.30	*
		Asset Purchase Agreement, dated March 17, 2006, by and among; and between New Horizons Computer Learning Center of Hartford, Inc., a Delaware corporation, and NHCLC-Hartford, L.L.C., a Delaware limited liability company.	(DD)
10.31	*
		Asset Purchase Agreement, dated July 31, 2006 by and between New Horizons Computer Learning Center of Albuquerque, Inc., a Delaware corporation on the one hand, and R.A.R.E. Technologies, LLC, a New Mexico limited liability company and Robin Dennehey, Eric Lopez, Rick Dennehey and Audra Lopez, each an individual.	(EE)
10.32	#**	Employment Letter Agreement, effective as of November 7, 2006, by and between the Company and Timothy A. Kleczka.
10.33	**	Employment Letter Agreement, effective as of February 1, 2007, by and between the Company and Charles Mallon.	(FF)
10.34	**	Nonqualified Stock Option Agreement, dated as of February 1, 2007, to be entered into by and between the Company and Charles Mallon.	(FF)
10.35
		Asset Purchase Agreement, dated on March 31, 2007, by and among New Horizons Computer Learning Center of Cleveland, Ltd., L.L.C., a Delaware limited liability company, and New Horizons Worldwide, Inc., on the one hand, and NH Cleveland, LLC, a Michigan limited liability company, and M&J L.L.C., a Michigan limited liability company that is an affiliate of NH Cleveland, LLC on the other hand.	(GG)

10.36
		Asset Purchase Agreement, dated on March 31, 2007, by and among New Horizons Computer Learning Center of Chicago, Inc., a Delaware corporation, and New Horizons Worldwide, Inc., on the one hand; and NH Chicago, LLC, a Michigan limited liability company, and M&J L.L.C., a Michigan limited liability company that is an affiliate of NH Chicago, LLC on the other hand.	(GG)
10.37
		Asset Purchase Agreement, dated June 1, 2007, by and among New Horizons Computer Learning Center of Santa Ana, L.L.C., a Delaware limited liability company, and New Horizons Worldwide, Inc., on the one hand; and KML Enterprises, Inc., a California corporation, and Kevin M. Landry, a natural person who owns all of the equity of KML Enterprises.	(HH)
10.38		Series C Stock and Warrant Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Series C Stockholders.	(II)
10.39		Form of Series C Warrant.	(II)
10.40		Amendment No. 1 to Credit Agreement, dated as of July 3, 2007, by and among the Company, Camden LLC and the Lenders.	(II)
10.41		Form of Amended and Restated Series A-1 Warrant.	(II)
10.42		Form of Amended and Restated Series B-1 Warrant.	(II)
10.43		Form of Series A-2 Warrant.	(II)
10.44		Form of Series B-2 Warrant.	(II)
10.45		Second Amended and Restated Stockholders' Agreement, dated as of July 3, 2007, by and among the Company, the Series B Stockholders, the Series C Stockholders and the Warrant Holders.	(II)
10.46		Second Amended and Restated Registration Rights Agreement, dated as of July 3, 2007, by and among the Company, the Series B Stockholders, the Series C Stockholders and the Warrant Holders.	(II)
10.47		Voting Agreement, dated as of July 3, 2007, by and among the Company and the Stockholders named therein.	(II)
10.48	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Mark A. Miller.	(II)
10.49	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Charles J. Mallon.	(II)
10.50	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Timothy A. Kleczka.	(II)
10.51	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Howard H. Mark.	(II)
10.52
		Asset Purchase Agreement, dated October 26, 2007, by and among New Horizons Computer Learning Center of Metropolitan New York, Inc., a Delaware corporation, and New Horizons Worldwide, Inc., on the one hand; and NHCLC-New York, L.L.C,	(JJ)
21.1	#	New Horizons Worldwide, Inc. Subsidiary Listing
31.1	#	Rule 13a - 14(a) Certification of the Company's Chief Executive Officer
31.2	#	Rule 13a - 14(a) Certification of the Company's Chief Financial Officer

32.1	#	Section 1350 Certification of the Company's Chief Executive Officer
32.2	#	Section 1350 Certification of the Company's Chief Financial Officer

#
Filed herewith.

**
Management contract or compensatory plan or arrangement.

*
Information redacted pursuant to SEC rules and regulations.

(A)
Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (File No. 33-28798).

(B)
Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (File No. 333-56585).

(C)
Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(D)
Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(E)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(F)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(G)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(H)
Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(I)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated December 29, 2004.

(J)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated February 7, 2005.

(K)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated July 21, 2005.

(L)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated July 27, 2005.

(M)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated August 1, 2005.

(N)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated August 3, 2005.

(O)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated August 8, 2005.

(P)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated August 22, 2005.

(Q)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated August 30, 2005.

(R)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated September 15, 2005.

(S)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated October 3, 2005.

(T)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated October 7, 2005.

(U)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated November 8, 2005.

(V)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated November 16, 2005.

(W)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated November 18, 2005.

(X)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated December 15, 2005.

(Y)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated January 20, 2006.

(Z)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated February 8, 2006.

(AA)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated July 11, 2006.

(BB)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated July 25, 2006.

(CC)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(DD)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(EE)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(FF)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated February 7, 2007.

(GG)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(HH)
Incorporated herein by reference to the appropriate exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(II)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated July 6, 2007.

(JJ)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated October 26, 2007.

(KK)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated November 6, 2007.

(LL)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated November 19, 2007.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission Of Matters To A Vote Of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 8. Financial Statements And Supplementary Data
NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2007 and 2006 (Dollars in thousands, except share and per share data)
NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2007, 2006, and 2005 (Dollars in thousands, except share and per share data)
NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2007, 2006, and 2005 (Dollars in thousands)
NEW HORIZONS WORDWIDE, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (Deficit) Years ending December 31, 2007, 2006, and 2005 (Dollars in thousands, except share data)
NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007, 2006 and 2005 (Dollars in thousands, except share and per share data)
  Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
  Item 9A. Controls And Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules And Reports
Signatures
Exhibit Index