Form 10-Q
period 2008-03-31
NEW HORIZONS WORLDWIDE INC
filed 2008-05-13
CIK 850414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 000-17840

NEW HORIZONS WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2941704
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One W. Elm Street, Suite 125, Conshohocken, PA 19428

(Address of principal executive offices)

(484) 567-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at May 7, 2008: 11,260,269

NEW HORIZONS WORLDWIDE, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Information About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the Private Securities Reform Act of 1995, which involve risks and uncertainties.  Any statements about expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and are forward-looking statements.  These statements are often, but not always, preceded by words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar expressions.  The forward-looking statements in this report are based upon beliefs, assumptions and expectations of the Company’s management as to the Company’s future operations and economic performance, taking into account the information currently available. Forward-looking statements in this report include but are not limited to:

•                  the Company’s opinion regarding the various legal actions;

•                  the Company’s critical accounting policies and management’s estimates; and

•                  the Company’s reporting of changes in internal control over financial reporting.

The Company’s results may differ significantly from the results discussed in the forward-looking statements.  Readers should not place undue reliance on these forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  Forward-looking statements involve certain factors, including risks and uncertainties that may cause actual results to differ materially from those contained in any forward-looking statements.  These factors include but are not limited to other risks and uncertainties as discussed under the heading Item 1A, “Risk Factors,” contained within our Annual Report on Form 10-K for the year ended December 31, 2007 and other risks and uncertainties detailed from time to time in our public announcements and SEC filings.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,362	$4,101
Accounts receivable, net	5,160	4,772
Prepaid expenses	445	650
Refundable income taxes	270	238
Other current assets	85	90
Total current assets	8,322	9,851

Property and equipment, net	2,696	2,631
Restricted cash	514	513
Goodwill, net	11,408	11,408
Other assets	851	873
Total assets	$23,791	$25,276

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,274	$2,305
Deferred revenue	4,123	4,169
Other current liabilities	6,590	8,416
Total current liabilities	11,987	14,890

Long-term debt, excluding current portion	4,000	4,000
Deferred rent	667	737
Other long-term liabilities	298	235
Total liabilities	16,952	19,862

Commitments and contingencies	—	—

Shareholders’ equity:
Convertible preferred stock Series C, no par value, 200,000 shares authorized, 172,043 shares issued and outstanding at March 31, 2008 and December 31, 2007. Liquidation preference of $23.25 per share.	3,802	3,802
Convertible preferred stock Series B, no par value, 200,000 shares authorized, 174,693 shares issued and outstanding at March 31, 2008 and December 31, 2007. Liquidation preference of $37.50 per share.	5,611	5,611
Common stock, $.01 par value, 30,000,000 shares authorized, 11,445,269 shares issued; 11,260,269 shares outstanding at March 31, 2008 and December 31, 2007.	114	114
Additional paid-in capital	49,562	49,498
Accumulated deficit	(50,952)	(52,313)
Treasury stock at cost - 185,000 shares at March 31, 2008 and December 31, 2007	(1,298)	(1,298)
Total shareholders’ equity	6,839	5,414
Total liabilities and shareholders’ equity	$23,791	$25,276

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended
	March 31,
	2008	2007
Revenues
Franchising
Franchise fees	$267	$239
Royalties	5,090	4,154
Courseware sales and other	783	1,163
Total franchising revenues	6,140	5,556

Company-owned training center revenues	3,269	9,282
Total revenues	9,409	14,838

Cost of revenues	3,727	7,399
Selling, general and administrative expenses	4,179	6,462
Operating income	1,503	977

Gain on sale of Company-owned training centers	—	555
Interest expense	(106)	(142)
Investment income	23	11

Income before provision for income taxes	1,420	1,401
Provision for income taxes	(59)	(180)
Net income	1,361	1,221
Dividends payable on preferred stock	(171)	(135)
Net income attributable to common shareholders - basic	$1,190	$1,086
Dividends payable addback	171	135
Net income attributable to common shareholders - diluted	$1,361	$1,221

Net income per share:
Basic	$0.11	$0.10
Diluted	$0.06	$0.11
Weighted average shares outstanding
Basic	11,260	10,560
Diluted	23,150	10,648

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,361	$1,221
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	174	159
Gain on sale of Company-owned training centers	—	(555)
Stock-based compensation	64	11
Provision for losses on doubtful accounts	29	134
Cash (used in) provided by the change in:
Restricted cash	(1)	(12)
Accounts receivable	(417)	(833)
Prepaid expenses and other assets	231	339
Refundable income taxes	(32)	(106)
Accounts payable	(1,030)	1,292
Deferred revenue	(46)	181
Other liabilities	(1,762)	(2,808)
Deferred rent	(71)	(11)
Net cash used in operating activities	(1,500)	(988)

Cash flows from investing activities:
Additions to property and equipment	(239)	(64)
Proceeds from sale of training centers	—	1,000
Net cash (used in) provided by investing activities	(239)	936

Net decrease in cash and cash equivalents	(1,739)	(52)

Cash and cash equivalents at beginning of period	4,101	795
Cash and cash equivalents at end of period	$2,362	$743

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$101	$151
Income taxes	$288	$407

Noncash investing and financing activities:
Deemed dividends on preferred stock	$171	$135

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and March 31, 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

1.             Description of Business

New Horizons Worldwide, Inc. (“New Horizons” or the “Company”) franchises and owns computer-training centers. The Company has two reporting units: Franchising operations and Company-owned training centers, both of which operate principally within the information technology (“IT”) training industry.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.  The Company-owned training centers reporting unit generates revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management.

2.             Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Amounts related to disclosure of December 31, 2007 balances within these interim consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto included in the 2007 Form 10-K, which was filed with the SEC on March 28, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements. The Company believes its estimates related to revenue recognition, deferred costs, allowance for doubtful accounts and valuation of deferred tax assets to be the most sensitive estimates impacting financial position and results of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.             Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. All Company option awards granted prior to January 1, 2006 are fully vested.

In calculating the compensation expense related to stock options, the weighted average fair value of each employee option grant was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2008 and 2007:

	March 31,
	2008	2007
Expected volatility	92.1%	99.0%
Expected life (years)	4.6	3.0
Risk-free interest rate	2.8%	4.5%
Expected dividends	None	None

The compensation expense related to the restricted common stock was calculated based on the market price of the Company’s common stock on the grant date of the restricted shares.

During the three months ended March 31, 2008, the Company recognized approximately $64 of share-based compensation expense. This compensation expense consisted of $57 for vested stock options and $7 for unvested restricted common stock. During the three months ended March 31, 2007, the Company recognized approximately $11 of share-based compensation expense for vested stock options. Unrecognized compensation expense for stock options and restricted common stock granted was as follows:

	March 31,	March 31,
	2008	2007
Unrecognized compensation cost:
Stock options	$686	$306
Restricted stock	$353	$280
Weighted-average remaining periods for recognition (years):
Stock options	2.59	2.50
Restricted stock	1.32	4.00

During the three months ended March 31, 2008, no stock options were exercised.

The Company has a net operating loss carry-forward as of March 31, 2008, and no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The Company provides for the grant of stock options and the award of restricted common stock to key employees and non-employee directors under its 2007 Omnibus Equity Plan.  The Company will not grant any further stock options under its 1997 Omnibus Equity Plan as the period to grant stock options under this plan expired on March 20, 2008.  A summary of award activity is described in further detail below.

Stock Options

A summary of stock option activity as of March 31, 2008 and changes during the three months then ended is presented as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value
Options outstanding at December 31, 2007	1,340,500	$2.01	7.74	$524
Granted	312,500	$1.50
Exercised	—	$—
Forfeited and expired	—	$—
Options outstanding at March 31, 2008	1,653,000	$1.91	7.95	$587

Exercisable at March 31, 2008	539,837	$3.15	5.60	$159

Restricted Stock Awards

A summary of restricted stock award activity as of March 31, 2008 and changes during the three months then ended is presented as follows:

Weighted
	Number of	Average
	Shares	Price
Unvested Restricted Stock outstanding at December 31, 2007	345,000	$1.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested Restricted Stock outstanding at March 31, 2008	345,000	$1.17

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

As of March 31, 2008, 170,000 of these restricted shares had vested.  The Company recognized $262 of compensation expense in the Company’s consolidated financial statements for the year ended December 31, 2007.  As of the quarter ended March 31, 2008, no compensation expense for the remaining 170,000 restricted shares outstanding has been recognized.

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

As of March 31, 2008, 175,000 shares of the restricted stock had vested.  The Company recognized $140 of compensation expense in the Company’s consolidated financial statements for the year ended December 31, 2007 related to the vesting shares.  As of the quarter ended March 31, 2008, the Company recognized $7 of compensation expense for the remaining 175,000 restricted shares outstanding.

4.             Business Segment Information

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company’s business units have been segregated into two reportable segments, Company-owned locations and franchising.  The two segments are managed separately due to differences in their sources of revenues and services offered.  At March 31, 2008, the Company-owned locations segment operates wholly-owned computer training centers in two metropolitan areas (four metropolitan areas at March 31, 2007) within the continental United States and generates revenue through the sale and delivery of training for PC applications and technical software training courses and business skills courses.  The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended March 31, 2008:

		Company-owned
	Franchising	training centers	Consolidated
Total revenues - domestic	$4,303	$3,269	$7,572
Total revenues - international	1,837	—	1,837
Depreciation and amortization	140	34	174
Interest expense	(101)	(5)	(106)
Investment income	23	—	23
Income before income taxes	998	422	1,420
Income tax provision	(41)	(18)	(59)
Net income	$957	$404	$1,361
Goodwill	$11,408	$—	$11,408
Total assets	$20,823	$2,968	$23,791

For the three months ended March 31, 2007:

		Company-owned
	Franchising	training centers	Consolidated
Total revenues - domestic	$4,078	$9,282	$13,360
Total revenues - international	1,478	—	1,478
Depreciation and amortization	70	89	159
Interest expense	(101)	(41)	(142)
Investment income	10	1	11
Income (loss) before income taxes	776	625	1,401
Income tax provision	(180)	—	(180)
Net income (loss)	$596	$625	$1,221
Goodwill	$11,408	$—	$11,408
Total assets	$20,058	$6,728	$26,786

5.             Loss Per Share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share (“Basic EPS”) is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

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

The following data show the amounts used in computing the income per share and the effect on income and the weighted average number of shares of common stock for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008			2007
			Per			Per
	Income		Share	Income		Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Net income	$1,361			$1,221
Less: Series B preferred dividends	(131)			(135)
Less: Series C preferred dividends	(40)			—

Basic income available to common shareholders	$1,190	11,260	$0.11	$1,086	10,560	$0.10

Add: Preferred dividends	171			135
Add: Dilutive impact of preferred stock	—	9,587		—	—
Add: Impact of expired and exercised options	—	—		—	88
Add: Dilutive impact of options and warrants	—	2,303		—	—

Diluted income available to common shareholders	$1,361	23,150	$0.06	$1,221	10,648	$0.11

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. Adding the effect of the Company’s potentially dilutive common shares would be anti-dilutive. Convertible preferred stock, stock options, warrants and restricted stock that have not been included in the diluted income per share computation totaled 1,635,166 shares of common stock for the three months ended March 31, 2008, and 3,707,326 shares of common stock for the three months ended March 31, 2007.

6.             Debt

On July 3, 2007, the Company entered into Amendment No. 1 to its existing Credit Agreement (the “Credit Amendment”). The Credit Amendment has revised definitions for certain terms, amends and restates certain sections, and required the Company to file preliminary proxy materials concerning a meeting of the Company’s shareholders with the Securities and Exchange Commission, which materials were filed on October 5, 2007 and which meeting was held on November 6, 2007.

The amended Credit Agreement provides for a $4,000 term loan, comprised of a single advance from each of the lenders party thereto, which matures on July 19, 2009. Under the terms of the amended Credit Agreement, interest is paid quarterly, at the annual rate of 10% per year. In the event that any payment is not made when due, all outstanding obligations under the amended Credit Agreement will accrue interest at the default rate equal to 12% per year. Accrued and unpaid interest on past due amounts will compound monthly. The indebtedness may be required to be prepaid in the event of certain receipts by the Company. No prepayment shall be required upon the disposition of any location owned by the Company. All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.

7.             Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2008	2007
Accounts payable to franchisees	$1,628	$1,766
Salaries, wages and commissions payable	1,801	2,993
Royalties and fees payable to courseware partners	45	48
Deferred revenue	594	836
Accrued operating expenses and other liabilities	2,522	2,773
Total	$6,590	$8,416

8.             Provision for Income Taxes

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

Utilization of the net operating losses (“NOL”) carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of preferred stock on several occasions which has resulted in such an ownership change.

Consequently, the Company’s utilization of the NOL carryforwards are subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, the Company had no increase to the liability for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no tax related interest or penalties since the adoption of FIN 48.

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

For the three months ended March 31, 2008, the Company recorded a provision for income taxes of $59 on pre-tax income of $1,420.  The tax provision is primarily comprised of taxes on state and foreign income and capital taxes, and is net of a $106 refund of prior year’s foreign source withholding taxes received in the current quarter.

9.             Shareholders’ Equity

There were no changes in our capital structure (preferred stock or common stock) during the quarter ended March 31, 2008.

On July 2, 2007, the Company completed a sale of Series C preferred stock and warrants to private investors, further discussion  is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 28, 2008.

Dividends

The Company has not declared or paid any cash dividends on its common stock or on its Series B Shares and Series C Shares. At March 31, 2008, cumulative, undeclared and unaccrued dividends on the Series B Shares and Series C Shares totaled $894 and $120, respectively.  The dividends payable totaled $171 and $135 during the quarters ended March 31, 2008 and 2007, respectively.

10.          Gain on Sale of Company-owned training centers

During 2007, the Company sold and re-franchised four of its Company-owned training centers in Chicago, Cleveland, Anaheim and New York pursuant to asset sale agreements under which the buyers assumed net liabilities of $2,541. In addition, the buyers paid $300 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the twelve months ended December 31, 2007. In addition, due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,269 of the gross gain on the sale of these centers. The deferred gain at the date of sale consisted of a discount to the buyer on royalty revenue over a defined term in each respective agreement. Subsequent to the sales, a portion of the deferred royalty revenue related to these four sales and sales made in prior years was earned and recognized totaling $979 through December 31, 2007.  The Company recognized an additional $140 of royalty revenues for the quarter ending March 31, 2008.

11.          Legal Proceedings

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

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the three months ended March 31, 2008 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: Franchising operations and Company-owned training centers. .. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the Continental United States and international, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products. As of March 31, 2008, the Company-owned training centers reporting unit operated two wholly-owned computer training centers (four at March 31, 2007) within the continental United States and generated revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management.  Both reporting units operate principally within the information technology (“IT”) training industry.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include revenue recognition, deferred costs, allowance for losses on accounts receivable, deferred tax assets and accounting for goodwill.  During the three months ended March 31, 2008, there were no material changes to these policies.

 Liquidity And Capital Resources

The Company’s cash and cash equivalents was $2,362 as of March 31, 2008 compared to $4,101 as of December 31, 2007. The $1,739 decrease is due to normal operating activities.

Cash used by operations was $1,500 for the three months ended March 31, 2008, $512 more than the amount used in the comparable period for 2007.  The year over year decline is due primarily to the March 2008 payment of bonuses earned and accrued in 2007, other decreases in accounts payable, offset by a modest increase in accounts receivable.  The prior year quarter also included $555 of a non-recurring, non-cash gain on sale of Company-owned training centers.

Net cash used in investing activities was $239 for the three months ended March 31, 2008, $1,175 below the amount in the comparable period of 2007, principally due to the sale of the Company-owned training centers in the first quarter of 2007.  During the three months ended March 31, 2008 and March 31, 2007, the Company spent $239 and $64, respectively, on capital equipment.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $514 in restricted cash comprised of $263 deposited with certain state agencies to guarantee performance in such states of obligations to provide training to consumers and $251 deposited with landlords and banks to comply with contractual obligations. In the event the Company was to abandon training in a state, the state agency could draw against the deposits to satisfy undelivered training obligations.

RESULTS OF OPERATIONS

The results of operations for the three months ended March, 31, 2008 and 2007 are not directly comparable due to the sale of four Company-owned training centers in 2007. The Company determined that the sale of these centers did not meet the necessary criteria for classification as discontinued operations so the operating results of these centers up until the date they were sold are included in operating income.

Three Months Ended March 31, 2008 vs. March 31, 2007.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenue:

		% of		% of
	2008	Revenues	2007	Revenues
Revenues
Franchising
Franchise fees	$267	2.8%	$239	1.6%
Royalties	5,090	54.1%	4,154	28.0%
Courseware sales and other	783	8.4%	1,163	7.8%
Total franchising revenues	6,140	65.3%	5,556	37.4%

Company-owned training center revenues	3,269	34.7%	9,282	62.6%
Total revenues	9,409	100.0%	14,838	100.0%

Cost of revenues	3,727	39.6%	7,399	49.9%
Selling, general and administrative expenses	4,179	44.4%	6,462	43.6%
Operating income	1,503	16.0%	977	6.5%

Gain on sale of Company-owned training centers	—	0.0%	555	3.7%
Interest expense	(106)	-1.1%	(142)	-1.0%
Investment income	23	0.2%	11	0.1%

Income before provision income taxes	1,420	15.1%	1,401	9.3%
Provision for income taxes	(59)	-0.6%	(180)	-1.2%
Net income	$1,361	14.5%	$1,221	8.1%

Revenues

Revenues totaled $9,409 for the three months ended March 31, 2008, a decrease of $5,429, or 36.6%, from $14,838 for the same period in 2007.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $6,013 offset by an increase in franchising revenues of $584.

Franchising Operations

Franchising revenues totaled $6,140 for the three months ended March 31, 2008, an increase of $584, or 10.5%, from $5,556 for the same period in 2007.  The increase in franchising revenues resulted primarily from increases in royalties offset by a decline in courseware sales.

Franchise fees totaled $267 for the three months ended March 31, 2008, an increase of $28, or 11.7%, from $239 for the same period in 2007.  The increase is primarily due to an increase in international franchising activity in the first quarter of 2008 versus the prior year.

Franchise royalties totaled $5,090 for the three months ended March 31, 2008, an increase of $936, or 22.5%, from $4,154 for the same period in 2007.  The increase is primarily due to an increase in North American royalties as a result of refranchising four Company-owned training centers since March 31, 2007, increasing revenues from franchised centers, and a modest increase in international royalties.

Courseware sales and other revenues totaled $783 for the three months ended March 31, 2008, a decrease of $380, or 32.7%, from $1,163 for the same period in 2007.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to a decline in revenues from the Company’s eLearning offerings, offset by an increase in Franchise in-center revenues.

Company-owned training centers

Company-owned training centers earned revenue of $3,269 for the three months ended March 31, 2008, a decrease of $6,013, or 64.8%, from $9,282 for the same period in 2007.  The increase is due to the impact of the sale of four Company-owned training centers for the full three months in 2008 versus those centers being included in the first quarter of 2007. Consumer sales accounted for approximately 26.0% and 15.3%, and corporate sales accounted for approximately 74.0% and 84.7%, respectively, of Company-owned training center sales for the three months ended March 31, 2008 and 2007, respectively.

System-wide Revenues

System-wide revenues, totaled $99,977 for the three months ended March 31, 2008, an increase of $8,379, or 9.1%, from $91,598 in 2007.  Both continental United States and international system-wide revenues increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises.

Cost of Revenues

Cost of revenues totaled $3,727, or 39.6% of revenue, for the three months ended March 31, 2008, a decrease of $3,672, or 49.6% from $7,399, or 49.9% of revenue, for the same period in 2007.  The decrease is due to the impact of the sale of four Company-owned training centers resulting in the exclusion of such centers for the full three months in 2008 versus those centers’ inclusion in the first quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $4,179, or 44.4% of revenue, for the three months ended March 31, 2008, a decrease of $2,283, or 35.3%, from $6,462, or 43.6% of revenue, for the same period in 2007.  The decrease is due to the impact of the sale of four Company-owned training centers for the full three months in 2008 versus those centers being included in the first quarter of 2007, and to the impact of cost cutting initiatives undertaken in 2007.

Gain on Sale of Company-owned training centers

Gain on sale of Company-owned training centers totaled $0 for the three months ended March 31, 2008, a decrease from a gain of $555 for the same period in 2007.  The decrease is attributable to a gain being recognized on the sale of the Chicago and Cleveland Company-owned training centers on March 31, 2007.

Interest Expense

Interest expense totaled $106 for the three months ended March 31, 2008, a decrease of $36, or 24.6%, from $142 in the comparable period in 2007.  The decrease is primarily due to lower interest paid in connection with student refunds.

Investment Income

Investment income totaled $23 for the three months ended March 31, 2008, an increase of $12, or 109.1%, from $11 in the comparable period in 2007 due to an increase in the level of funds available for investment.

Income Tax Expense

Provision for income tax expense totaled $59 for the three months ended March 31, 2008, a decrease of $121 from $180 for the same period in 2007 due to a refund of $106 of prior year foreign source withholding taxes received in the current quarter.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION

31.1#	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2#	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1#	Section 1350 Certification of the Company’s Chief Executive Officer

32.2#	Section 1350 Certification of the Company’s Chief Financial Officer

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HORIZONS WORLDWIDE, INC.

Date: May 13, 2008	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ Charles J. Mallon
Charles J. Mallon
Executive Vice President and Chief Financial Officer