Form 10-Q
period 2008-06-30
NEW HORIZONS WORLDWIDE INC
filed 2008-08-13
CIK 850414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding at August 6, 2008: 11,260,269

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

•                  the Company’s opinion regarding various franchising and legal actions;

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

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,237	$4,101
Accounts receivable, net	6,336	4,772
Prepaid expenses	748	650
Refundable income taxes	212	238
Other current assets	54	90
Total current assets	9,587	9,851

Property and equipment, net	3,233	2,631
Restricted cash	514	513
Goodwill, net	11,408	11,408
Other assets	681	873
Total assets	$25,423	$25,276

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$989	$2,305
Deferred revenue	4,005	4,169
Other current liabilities	7,540	8,416
Total current liabilities	12,534	14,890

Long-term debt, excluding current portion	4,000	4,000
Deferred rent	605	737
Other long-term liabilities	240	235
Total liabilities	17,379	19,862

Commitments and contingencies	—	—

Shareholders’ equity:
Convertible preferred stock Series C, no par value, 200,000 shares authorized, 172,043 shares issued and outstanding at June 30, 2008 and December 31, 2007. Liquidation preference of $23.25 per share.	3,802	3,802
Convertible preferred stock Series B, no par value, 200,000 shares authorized, 174,693 shares issued and outstanding at June 30, 2008 and December 31, 2007. Liquidation preference of $37.50 per share.	5,611	5,611
Common stock, $.01 par value, 30,000,000 shares authorized, 11,445,269 shares issued; 11,260,269 shares outstanding at June 30, 2008 and December 31, 2007.	114	114
Additional paid-in capital	49,646	49,498
Accumulated deficit	(49,831)	(52,313)
Treasury stock at cost - 185,000 shares at June 30, 2008 and December 31, 2007	(1,298)	(1,298)
Total shareholders’ equity	8,044	5,414
Total liabilities and shareholders’ equity	$25,423	$25,276

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Franchising
Franchise fees	$182	$150	$449	$389
Royalties	5,769	4,868	10,859	9,022
Courseware sales and other	477	945	1,260	2,108
Total franchising revenues	6,428	5,963	12,568	11,519

Company-owned training center revenues	3,481	7,346	6,750	16,628
Total revenues	9,909	13,309	19,318	28,147

Cost of revenues	3,690	6,231	7,417	13,631
Selling, general and administrative expenses	4,735	5,723	8,915	12,185
Operating income	1,484	1,355	2,986	2,331

Other income/(loss)	(4)	—	(4)	—
Gain on sale of Company-owned training centers	—	585	—	1,140
Interest expense	(107)	(163)	(213)	(305)
Investment income	10	13	33	24

Income before provision for income taxes	1,383	1,790	2,802	3,190
Provision for income taxes	(261)	(293)	(320)	(474)
Net income	1,122	1,497	2,482	2,716
Dividends payable on preferred stock	(171)	—	(342)	—
Net income attributable to common shareholders - basic	$951	$1,497	$2,140	$2,716
Dividends payable addback	171	—	342	—
Net income attributable to common shareholders - diluted	$1,122	$1,497	$2,482	$2,716

Net income per share:
Basic	$0.08	$0.14	$0.19	$0.25
Diluted	$0.05	$0.14	$0.11	$0.25
Weighted average shares outstanding:
Basic	11,260	10,757	11,260	10,751
Diluted	23,476	10,819	23,276	10,813

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,482	$2,716
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	397	266
Gain on sale of Company-owned training centers	—	(1,140)
Stock-based compensation	148	41
Provision for losses on doubtful accounts	172	423
Cash (used in) provided by the change in:
Accounts receivable	(1,736)	(767)
Prepaid expenses and other assets	130	427
Refundable income taxes	26	(106)
Accounts payable	(1,316)	1,175
Deferred revenue	(164)	(122)
Other liabilities	(871)	(3,360)
Deferred rent	(132)	(86)
Net cash used in operating activities	(864)	(533)

Cash flows from investing activities:
Additions to property and equipment	(999)	(77)
Restricted cash	(1)	234
Proceeds from sale of training centers	—	225
Net cash (used in) provided by investing activities	(1,000)	382

Cash flows from financing activities:
Exercise of stock options	—	20
Net cash provided by financing activities	—	20

Net decrease in cash and cash equivalents	(1,864)	(131)

Cash and cash equivalents at beginning of period	4,101	795
Cash and cash equivalents at end of period	$2,237	$664

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$213	$301
Income taxes	$380	$409

Noncash investing and financing activities:
Deemed dividends on preferred stock	$342	$—

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2008 and June 30, 2007

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

2.             Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Amounts related to disclosure of December 31, 2007 balances within these interim consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto included in the 2007 Form 10-K, which was filed with the SEC on March 28, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements. The Company believes its estimates related to revenue recognition and deferral, allowance for doubtful accounts and valuation of deferred tax assets to be the most sensitive estimates impacting financial position and results of operations.

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

In calculating the compensation expense related to stock options, the weighted average fair value of each employee option grant was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30,
	2008	2007
Expected volatility	99.0%	99.0%
Expected life (years)	4.6	3.0
Risk-free interest rate	3.0%	4.5%
Expected dividends	None	None

The compensation expense related to the restricted common stock was calculated based on the market price of the Company’s common stock on the grant date of the restricted shares.

During the three and six months ended June 30, 2008, the Company recognized approximately $84 and $148, respectively, of share-based compensation expense. This compensation expense consisted of $77 for vested stock options and $7 for unvested restricted common stock for the three months ended June 30, 2008. For the six months ended June 30, 2008, compensation expense consisted of $134 for vested stock options and $14 for unvested restricted common stock. During the three and six months ended June 30, 2007, the Company recognized approximately $30 and $41, respectively, of share-based compensation expense for vested stock options. Unrecognized compensation expense for stock options and restricted common stock granted was as follows:

	For the Six Months Ended
	June 30,
	2008	2007

Unrecognized compensation cost:
Stock options	$619	$292
Restricted stock	$346	$280
Weighted-average remaining periods for recognition (years):
Stock options	2.26	2.41
Restricted stock	1.13	3.75

During the six months ended June 30, 2008, no stock options were exercised.

The Company has a net operating loss carry-forward as of June 30, 2008, and no tax benefit is generated from the stock-based awards and therefore no tax deduction is recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Stock Options

A summary of stock option activity as of June 30, 2008 and changes during the six months then ended is presented as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,340,500	$2.01	7.74	$524
Granted	320,000	$1.50
Exercised	—	—
Forfeited and expired	(10,833)	$(1.38)
Options outstanding at June 30, 2008	1,649,667	$1.92	7.67	$570

Exercisable at June 30, 2008	556,504	$3.08	5.36	$168

Restricted Stock Awards

A summary of restricted stock award activity as of June 30, 2008 and changes during the six months then ended is presented as follows:

Weighted
	Number of	Average
	Shares	Price
Unvested Restricted Stock outstanding at December 31, 2007	345,000	$1.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested Restricted Stock outstanding at June 30, 2008	345,000	$1.17

On August 24, 2007, the Company granted a total of 340,000 shares of restricted common stock to its CEO and three of its senior management employees. Under the terms of these Restricted Stock Agreements, since the Company exceeded an Adjusted EBITDA (as defined in the Restricted Stock Agreements) of $3,357 for the consecutive twelve month period ending December 31, 2007, 170,000 shares of the restricted shares vested. If the Company reaches its performance target of $7,565 in Adjusted EBITDA for the consecutive twelve month period ending December 31, 2008, an additional 170,000 shares of the restricted shares will vest. Unvested shares will be held by the Company in escrow and the individuals will be entitled to vote and receive dividends on such escrowed shares.

As of June 30, 2008, 170,000 of these restricted shares had vested.  The Company recognized $262 of compensation expense in the Company’s consolidated financial statements for the year ended December 31, 2007.  As of the six months ended June 30, 2008, no compensation expense for the remaining 170,000 restricted shares outstanding has been recognized.

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

As of June 30, 2008, 175,000 shares of the restricted stock had vested.  The Company recognized $140 of compensation expense in the Company’s consolidated financial statements for the year ended December 31, 2007 related to the vesting shares.  As of the six months ended June 30, 2008, the Company recognized $14 of compensation expense for the remaining 175,000 restricted shares outstanding.

4.             Business Segment Information

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company’s business units have been segregated into two reportable segments, franchising and Company-owned locations.  The two segments are managed separately due to differences in their sources of revenues and services offered.  The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.  At June 30, 2008, the Company-owned locations segment operates wholly-owned computer training centers in two metropolitan areas (three metropolitan areas at June 30, 2007) within the continental United States and generates revenue through the sale and delivery of training for PC applications and technical software training courses and business skills courses.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended June 30, 2008:

		Company-owned
	Franchising	training centers	Consolidated
Total revenues - domestic	$4,260	$3,481	$7,741
Total revenues - international	2,168	—	2,168
Depreciation and amortization	177	45	222
Interest expense	(102)	(5)	(107)
Investment income	10	—	10
Income before provision for income taxes	885	498	1,383
Provision for income taxes	(168)	(93)	(261)
Net income	$717	$405	$1,122
Goodwill	$11,408	$—	$11,408
Total assets	$22,136	$3,287	$25,423

For the three months ended June 30, 2007:

		Company-owned
	Franchising	training centers	Consolidated
Total revenues - domestic	$4,294	$7,346	$11,640
Total revenues - international	1,669	—	1,669
Depreciation and amortization	59	48	107
Interest expense	(103)	(60)	(163)
Investment income	13	—	13
Income before provision for income taxes	523	1,267	1,790
Provision for income taxes	(271)	(22)	(293)
Net income	$252	$1,245	$1,497
Goodwill	$11,408	$—	$11,408
Total assets	$19,935	$4,495	$24,430

For the six months ended June 30, 2008:

		Company-owned
	Franchising	training centers	Consolidated
Total revenues - domestic	$8,563	$6,750	$15,313
Total revenues - international	4,005	—	4,005
Depreciation and amortization	317	80	397
Interest expense	(203)	(10)	(213)
Investment income	33	—	33
Income before provision for income taxes	1,883	919	2,802
Provision for income taxes	(215)	(105)	(320)
Net income	$1,668	$814	$2,482
Goodwill	$11,408	$—	$11,408
Total assets	$22,136	$3,287	$25,423

For the six months ended June 30, 2007:

		Company-owned
	Franchising	training centers	Consolidated
Total revenues - domestic	$8,372	$16,628	$25,000
Total revenues - international	3,147	—	3,147
Depreciation and amortization	129	137	266
Interest expense	(204)	(101)	(305)
Investment income	24	—	24
Income before provision for income taxes	1,272	1,918	3,190
Provision for income taxes	(424)	(50)	(474)
Net income	$848	$1,868	$2,716
Goodwill	$11,408	$—	$11,408
Total assets	$19,935	$4,495	$24,430

5.             Earnings Per Share

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

The following data show the amounts used in computing the income per share and the effect on income and the weighted average number of shares of common stock for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	2008			2007
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Net income	$1,122			$1,497
Less: Series B preferred dividends	(131)			—
Less: Series C preferred dividends	(40)			—

Basic income available to common shareholders	$951	11,260	$0.08	$1,497	10,757	$0.14

Add: Preferred dividends	171			—
Add: Dilutive impact of preferred stock	—	9,587		—
Add: Impact of expired and exercised options	—	1		—	62
Add: Dilutive impact of options and warrants	—	2,628		—

Diluted income available to common shareholders	$1,122	23,476	$0.05	$1,497	10,819	$0.14

	For the Six Months Ended June 30,
	2008			2007
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Net income	$2,482			$2,716
Less: Series B preferred dividends	(262)			—
Less: Series C preferred dividends	(80)			—

Basic income available to common shareholders	$2,140	11,260	$0.19	$2,716	10,751	$0.25

Add: Preferred dividends	342			—
Add: Dilutive impact of preferred stock	—	9,587		—
Add: Impact of expired and exercised options	—	1		—	62
Add: Dilutive impact of options and warrants	—	2,428		—

Diluted income available to common shareholders	$2,482	23,276	$0.11	$2,716	10,813	$0.25

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. Convertible preferred stock, stock options, warrants and restricted stock that have not been included in the diluted income per share computation totaled 634,666 and 1,442,666 shares of common stock for the three and six months ended June 30, 2008, respectively.  Convertible preferred stock, stock options, warrants and restricted stock that have not been included in the diluted income per share computation totaled 3,648,193 and 3,707,326 shares of common stock for the three and six months ended June 30, 2007, respectively.

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

The Credit Amendment provides for a $4,000 term loan, comprised of a single advance from each of the lenders party thereto, which matures on July 19, 2009. Under the terms of the Credit Amendment, interest is paid quarterly, at the annual rate of 10% per year. In the event that any payment is not made when due, all outstanding obligations under the Credit Amendment will accrue interest at the default rate equal to 12% per year. Accrued and unpaid interest on past due amounts will compound monthly. The indebtedness may be required to be prepaid in the event of certain receipts by the Company. No prepayment shall be required upon the disposition of any location owned by the Company. All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.

7.             Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2008	2007
Accounts payable to franchisees	$2,022	$1,766
Salaries, wages and commissions payable	2,292	2,993
Undelivered Futures Liability	390	836
Accrued operating expenses and other liabilities	2,836	2,821
Total	$7,540	$8,416

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

Utilization of the net operating losses (“NOL”) carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of preferred stock on several occasions which has resulted in such an ownership change.

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

For the three and six months ended June 30, 2008, the Company recorded a provision for income taxes of $261 and $320, respectively, on pre-tax income of $1,383 and $2,802, respectively.  The tax provision is primarily comprised of taxes on state and foreign income and capital taxes, and is net of a $106 refund of prior year’s foreign source withholding taxes received in the first quarter of 2008.

9.             Shareholders’ Equity

There were no changes in our capital structure (preferred stock or common stock) during the three or six months ended June 30, 2008.

On July 2, 2007, the Company completed a sale of Series C preferred stock and warrants to private investors, further discussion  is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 28, 2008.

Dividends

The Company has not declared or paid any cash dividends on its common stock or on its Series B Preferred Stock and Series C Preferred Stock. At June 30, 2008, cumulative, undeclared and unaccrued dividends on the Series B Preferred Stock and Series C Preferred Stock totaled $1,025 and $160, respectively.  The dividends payable totaled $171 and $130 during the three months ended June 30, 2008 and 2007, respectively.  The dividends payable totaled $342 and $265 during the six months ended June 30, 2008 and 2007, respectively.

10.          Gain on Sale of Company-owned training centers

During 2007, the Company sold and re-franchised four of its Company-owned training centers in Chicago, Cleveland, Anaheim and New York pursuant to asset sale agreements under which the buyers collectively assumed net liabilities of $2,541. In addition, the buyers collectively paid $300 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the twelve months ended December 31, 2007. In addition, due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,269 of the gross gain on the sale of these centers. The deferred gain at the date of sale consisted of a discount to the buyer on royalty revenue over a defined term in each respective agreement. Subsequent to the sales, a portion of the deferred royalty revenue related to these four sales and sales made in prior years was earned and recognized totaling $979 through December 31, 2007.  The Company recognized an additional $54 and $194 of royalty revenues for the three and six months ended June 30, 2008, respectively.

11.          Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business. The Company accounts for these contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”). SFAS No. 5 requires the Company to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the three and six months ended June 30, 2008 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  All amounts are in US dollars and are in thousands (000’s).

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: franchising operations and Company-owned training centers.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and internationally, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products. As of June 30, 2008, the Company-owned training centers reporting unit operated two wholly-owned computer training centers (three at June 30, 2007) within the United States and generated revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management.  Both reporting units operate principally within the information technology (“IT”) training industry.

Critical Accounting Policies and Management’s Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. The critical accounting policies involve accounting estimates made by management that were highly uncertain at the time of estimation, and accounting estimates in which there were a range of reasonable estimates the Company could have used in the current period.  Changes in these estimates are reasonably likely to occur from period to period. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors. The Company’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. Changes in these estimates could potentially have a material impact on the Company’s financial position or results of operations.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include revenue recognition and deferral, allowance for losses on accounts receivable, deferred tax assets and accounting for goodwill.  During the three and six months ended June 30, 2008, there were no material changes to these policies.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $2,237 as of June 30, 2008 compared to $4,101 as of December 31, 2007. The $1,864 decrease is due to normal operating activities.

Cash used by operations was $864 for the six months ended June 30, 2008, $331 more than the amount used in the comparable period for 2007.  The year over year decline is due primarily to a $1.7 million increase in accounts receivable compared to a $0.8 million increase in the prior year.  The increase in accounts receivable is expected to reduce over the remainder of the year as management focuses on collection of outstanding amounts.

Net cash used in investing activities was $1,000 for the six months ended June 30, 2008, $1,382 below the amount in the comparable period of 2007, principally due to the Company spending $999 on capital equipment in the first half of 2008 compared to the Company spending only $77 for the same period last year.  In addition, the Company also had a proceeds of $225 from the sale of Company-owned centers in the first half of 2007 and a $234 increase in operating cash due to the removal of restriction on cash.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $514 in restricted cash comprised of $263 required by certain state agencies to guarantee performance of obligations to provide training to consumers and $251 deposited with banks to comply with contractual obligations. In the event the Company was to abandon training in a state, the state agency could draw against the deposits to satisfy training obligations.

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June, 30, 2008 and 2007 are not directly comparable due to the sale of four Company-owned training centers in 2007. The Company determined that the sale of these centers did not meet the necessary criteria for classification as discontinued operations so the operating results of these centers until the date they were sold are included in operating income.

Three Months Ended June 30, 2008 vs. June 30, 2007.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenue:

	Three Months		Three Months
	Ended		Ended
	June 30,	% of	June 30,	% of
	2008	Revenues	2007	Revenues
Revenues
Franchising
Franchise fees	$182	1.8%	$150	1.1%
Royalties	5,769	58.3%	4,868	36.6%
Courseware sales and other	477	4.8%	945	7.1%
Total franchising revenues	6,428	64.9%	5,963	44.8%

Company-owned training center revenues	3,481	35.1%	7,346	55.2%
Total revenues	9,909	100.0%	13,309	100.0%

Cost of revenues	3,690	37.2%	6,231	46.8%
Selling, general and administrative expenses	4,735	47.8%	5,723	43.0%
Operating income	1,484	15.0%	1,355	10.2%

Other income/(loss)	(4)	0.0%	—	0.0%
Gain on sale of Company-owned training centers	—	0.0%	585	4.3%
Interest expense	(107)	(1.1)%	(163)	(1.2)%
Investment income	10	0.1%	13	0.1%

Income before provision income taxes	1,383	14.0%	1,790	13.4%
Provision for income taxes	(261)	(2.6)%	(293)	(2.2)%
Net income	$1,122	11.4%	$1,497	11.2%

Revenues

Revenues totaled $9,909 for the three months ended June 30, 2008, a decrease of $3,400, or 25.5%, from $13,309 for the same period in 2007.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $3,865 offset by an increase in franchising revenues of $465.

Franchising Operations

Franchising revenues totaled $6,428 for the three months ended June 30, 2008, an increase of $465, or 7.8%, from $5,963 for the same period in 2007.  The increase in franchising revenues resulted primarily from increases in royalties offset by a decline in courseware sales.

Franchise fees totaled $182 for the three months ended June 30, 2008, an increase of $32, or 21.3%, from $150 for the same period in 2007.  The increase is primarily due to an increase in international franchising activity in the second quarter of 2008 versus the prior year.

Franchise royalties totaled $5,769 for the three months ended June 30, 2008, an increase of $901, or 18.5%, from $4,868 for the same period in 2007.  The increase is due to an increase in North American royalties as a result of refranchising four Company-owned training centers since March 31, 2007, and increasing revenues from franchised centers, both domestic and internationally.

Courseware sales and other revenues totaled $477 for the three months ended June 30, 2008, a decrease of $468, or 49.5%, from $945 for the same period in 2007.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to a decline in revenues from the Company’s eLearning offerings.

Company-owned training centers

Company-owned training centers earned revenue of $3,481 for the three months ended June 30, 2008, a decrease of $3,865, or 52.6%, from $7,346 for the same period in 2007.  The decrease is due to the impact of the sale of two Company-owned training centers in May and November 2007. Corporate sales accounted for approximately 79.9% and 81.1%, and consumer sales accounted for approximately 20.1% and 18.9%, respectively, of Company-owned training center sales for the three months ended June 30, 2008 and 2007, respectively.

System-wide Revenues

System-wide revenues totaled $105,542 for the three months ended June 30, 2008, an increase of $7,410, or 7.6%, from $98,132 in 2007.  Both continental United States and international system-wide revenues increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises, and is provided as a statistical indicator of growth of the New Horizons network.

Cost of Revenues

Cost of revenues totaled $3,690, or 37.2% of revenue, for the three months ended June 30, 2008, a decrease of $2,541 from $6,231, or 46.8% of revenue, for the same period in 2007.  The decrease is due to the impact of the abovementioned sales of one Company-owned training center in May 2007, and another in November 2007.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $4,735, or 47.8% of revenue, for the three months ended June 30, 2008, a decrease of $988, from $5,723, or 43.0% of revenue, for the same period in 2007.  The decrease in actual SG&A expenses is due to the abovementioned sales of one Company-owned training center in May 2007, and another in November 2007.  The increase in the percentage of SG&A expenses reflects the semi-fixed nature of SG&A expenses and the overall reduction in the Company’s revenues due to the sale of Company-owned training centers in 2007.

Gain on Sale of Company-owned training centers

Gain on sale of Company-owned training centers totaled $0 for the three months ended June 30, 2008, a decrease from a gain of $585 for the same period in 2007.  The decrease is attributable to a gain recognized on the sale of the Anaheim Company-owned training center in May 2007.

Interest Expense

Interest expense totaled $107 for the three months ended June 30, 2008, a decrease of $56, or 34.4%, from $163 in the comparable period in 2007.  The decrease is primarily due to lower interest paid in connection with student refunds.

Investment Income

Investment income totaled $10 for the three months ended June 30, 2008, a decrease of $3, or 23.1%, from $13 in the comparable period in 2007 due to a decrease in the general interest rate available for invested funds.

Income Tax Expense

Provision for income tax expense totaled $261 for the three months ended June 30, 2008, a decrease of $32, or 10.9% from $293 for the same period in 2007, due primarily to the lower taxable income in 2008.

Six Months Ended June 30, 2008 vs. June 30, 2007.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenue:

	Six Months		Six Months
	Ended		Ended
	June 30,	% of	June 30,	% of
	2008	Revenues	2007	Revenues
Revenues
Franchising
Franchise fees	$449	2.3%	$389	1.3%
Royalties	10,859	56.3%	9,022	32.1%
Courseware sales and other	1,260	6.5%	2,108	7.5%
Total franchising revenues	12,568	65.1%	11,519	40.9%

Company-owned training center revenues	6,750	34.9%	16,628	59.1%
Total revenues	19,318	100.0%	28,147	100.0%

Cost of revenues	7,417	38.4%	13,631	48.4%
Selling, general and administrative expenses	8,915	46.1%	12,185	43.3%
Operating income	2,986	15.5%	2,331	8.3%

Other income/(loss)	(4)	0.0%	—	0.0%
Gain on sale of Company-owned training centers	—	0.0%	1,140	4.0%
Interest expense	(213)	(1.1)%	(305)	(1.1)%
Investment income	33	0.1%	24	0.1%

Income before provision income taxes	2,802	14.5%	3,190	11.3%
Provision for income taxes	(320)	(1.7)%	(474)	(1.7)%
Net income	$2,482	12.8%	$2,716	9.6%

Revenues

Revenues totaled $19,318 for the six months ended June 30, 2008, a decrease of $8,829, or 31.4%, from $28,147 for the same period in 2007.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $9,878 offset by an increase in franchising revenues of $1,049.

Franchising Operations

Franchising revenues totaled $12,568 for the six months ended June 30, 2008, an increase of $1,049, or 9.1%, from $11,519 for the same period in 2007.  The increase in franchising revenues resulted primarily from increases in royalties offset by a decline in courseware sales.

Franchise fees totaled $449 for the six months ended June 30, 2008, an increase of $60, or 15.4%, from $389 for the same period in 2007.  The increase is primarily due to an increase in international franchising activity in the first half of 2008 versus the prior year.

Franchise royalties totaled $10,859 for the six months ended June 30, 2008, an increase of $1,837, or 20.4%, from $9,022 for the same period in 2007.  The increase is due to an increase in North American royalties as a result of refranchising four Company-owned training centers since March 31, 2007 and increasing revenues from franchised centers, both domestic and internationally.

Courseware sales and other revenues totaled $1,260 for the six months ended June 30, 2008, a decrease of $848, or 40.2%, from $2,108 for the same period in 2007.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to a decline in revenues from the Company’s eLearning offerings.

Company-owned training centers

Company-owned training centers earned revenue of $6,750 for the six months ended June 30, 2008, a decrease of $9,878, or 59.4%, from $16,628 for the same period in 2007.  The decrease is due to the impact of the sale of four Company-owned training centers in 2007. Corporate sales accounted for approximately 77.0% and 83.1%, and consumer sales accounted for approximately 23.0% and 16.9%, of Company-owned training center sales for the six months ended June 30 2008 and 2007, respectively.  The increase in consumer sales as a percentage of total sales is due to the sale of four Company-owned locations, all of which had low consumer sale percentages, in 2007.

System-wide Revenues

System-wide revenues, totaled $205,842 for the six months ended June 30, 2008, an increase of $15,911, or 8.4%, from $189,931 in 2007.  Both United States and international system-wide revenues increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises, and is provided as a statistical indicator of growth of the New Horizons network.

Cost of Revenues

Cost of revenues totaled $7,417, or 38.4% of revenue, for the six months ended June 30, 2008, a decrease of $6,214, from $13,631, or 48.4% of revenue, for the same period in 2007.  The decrease is due to the impact of the sale of four Company-owned training centers resulting in the exclusion of such centers for the full six months in 2008 versus those centers’ partial inclusion in the first six months of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $8,915, or 46.1% of revenue, for the six months ended June 30, 2008, a decrease of $3,270 from $12,185, or 43.3% of revenue, for the same period in 2007.  The decrease in actual SG&A expenses is due to the abovementioned sales of two Company-owned training centers in March 2007, another in May 2007, and another in November 2007.  The increase in the percentage of SG&A expenses reflects the semi-fixed nature of SG&A expenses and the overall reduction in the Company’s revenues due to the sale of Company-owned training centers in 2007.

Gain on Sale of Company-owned training centers

Gain on sale of Company-owned training centers totaled $0 for the six months ended June 30, 2008, a decrease from a gain of $1,140 for the same period in 2007.  The decrease is attributable to a gain being recognized on the sale of the Chicago, Cleveland and Anaheim Company-owned training centers in the first half of 2007.

Interest Expense

Interest expense totaled $213 for the six months ended June 30, 2008, a decrease of $92, or 30.2%, from $305 in the comparable period in 2007.  The decrease is primarily due to lower interest paid in connection with student refunds.

Investment Income

Investment income totaled $33 for the six months ended June 30, 2008, an increase of $9, or 37.5%, from $24 in the comparable period in 2007 due to an increase in the level of funds available for investment.

Income Tax Expense

Provision for income tax expense totaled $320 for the six months ended June 30, 2008, a decrease of $154, or 32.5% from $474 for the same period in 2007 due to a refund of $106 of prior year foreign source withholding taxes received in the first quarter, and lower pretax income in 2008.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 8, 2008. The following summaries reflect the matters that were voted upon and the results of each vote.

I.                          The proposal to approve an amendment to the Company’s Restated Certificate of Incorporation to eliminate Article IX, which precluded transactions with shareholders holding 15% or more fully diluted equity of the Company without shareholder approval, was approved by the following vote:

Number of Votes

For approval:	9,183,740
For approval (preferred):	346,736
Against approval:	1,867,657
Abstain:	24,665
Non Votes:	0

II.                                     Nine directors, four of whom were elected by the shareholders generally, three of whom were elected by the holders of our Series B Convertible Preferred Stock and two of whom were elected by the holders of our Series C Convertible Preferred Stock, were elected as follows.

Name	Number of Votes

Curtis Lee Smith:	9,975,769
Mark A. Miller:	9,914,932
William H. Heller:	10,232,661
Richard L. Osborne:	10,233,723
David L. Warnock (Series B Convertible Preferred Stock):	174,693
Donald W. Hughes (Series B Convertible Preferred Stock):	174,693
Alwaleed Aldryaan (Series B Convertible Preferred Stock):	174,693
Robert L. Orley (Series C Convertible Preferred Stock):	172,043
Arnold M. Jacob (Series C Convertible Preferred Stock):	172,043

ITEM 6.  EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION

31.1 #	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2 #	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1 #	Section 1350 Certification of the Company’s Chief Executive Officer

32.2 #	Section 1350 Certification of the Company’s Chief Financial Officer

 # Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HORIZONS WORLDWIDE, INC.

Date:	August 13, 2008	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2008	By:	/s/ Charles J. Mallon
Charles J. Mallon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)