Form 10-Q
period 2008-09-30
NEW HORIZONS WORLDWIDE INC
filed 2008-11-07
CIK 850414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number   000-17840

NEW HORIZONS WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2941704
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1 W. Elm Street, Suite 125, Conshohocken, PA 19428

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at November 3, 2008: 11,275,269

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

•                  the Company’s critical accounting policies and management’s accounting and financial estimates; and

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,545	$4,101
Accounts receivable, net	6,265	4,772
Prepaid expenses	701	650
Refundable income taxes	189	238
Other current assets	36	90
Total current assets	10,736	9,851

Property and equipment, net	3,577	2,631
Restricted cash	515	513
Goodwill, net	11,408	11,408
Other assets	406	873
Total assets	$26,642	$25,276

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$953	$2,305
Deferred revenue	3,593	4,169
Current portion of long-term debt	1,500	—
Other current liabilities	7,852	8,416
Total current liabilities	13,898	14,890

Long-term debt, excluding current portion	2,500	4,000
Deferred rent	679	737
Other long-term liabilities	173	235
Total liabilities	17,250	19,862

Commitments and contingencies	—	—

Shareholders’ equity:
Convertible Series C Preferred Stock, no par value, 200,000 shares authorized, 172,043 shares issued and outstanding at September 30, 2008 and December 31, 2007. Liquidation preference of $23.25 per share.	3,802	3,802
Convertible Series B Preferred Stock, no par value, 200,000 shares authorized, 174,693 shares issued and outstanding at September 30, 2008 and December 31, 2007. Liquidation preference of $37.50 per share.	5,611	5,611
Common stock, $.01 par value, 30,000,000 shares authorized, 11,460,269 and 11,445,269 shares issued; 11,275,269 and 11,260,269 shares outstanding at September 30, 2008 and December 31, 2007, respectively.	114	114
Additional paid-in capital	49,744	49,498
Accumulated deficit	(48,581)	(52,313)
Treasury stock at cost - 185,000 shares at September 30, 2008 and December 31, 2007	(1,298)	(1,298)
Total shareholders’ equity	9,392	5,414
Total liabilities and shareholders’ equity	$26,642	$25,276

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Franchising
Franchise fees	$355	$96	$804	$485
Royalties	5,132	5,065	15,991	14,087
Courseware sales and other	718	849	1,978	2,957
Total franchising revenues	6,205	6,010	18,773	17,529

Company-owned training center revenues	2,985	5,891	9,736	22,519
Total revenues	9,190	11,901	28,509	40,048

Cost of revenues	3,239	5,260	10,656	18,891
Selling, general and administrative expenses	4,357	5,021	13,272	17,206
Operating income	1,594	1,620	4,581	3,951

Other income/(loss)	—	—	(4)	—
Gain on sale of Company-owned training centers	—	(180)	—	960
Interest expense	(189)	(165)	(402)	(470)
Investment income	19	41	52	65

Income before provision for income taxes	1,424	1,316	4,227	4,506
Provision for income taxes	(175)	(664)	(495)	(1,138)
Net income	1,249	652	3,732	3,368
Dividends payable on preferred stock	(171)	(171)	(513)	(434)
Deemed dividend on preferred stock	—	(2,963)	—	(2,963)
Net income/(loss) attributable to common shareholders – basic	$1,078	$(2,482)	$3,219	$(29)
Dividends payable addback	171	—	513	—
Net income/(loss) attributable to common shareholders – diluted	$1,249	$(2,482)	$3,732	$(29)

Net income/(loss) per share:
Basic	$0.10	$(0.23)	$0.29	$—
Diluted	$0.05	$(0.23)	$0.16	$—
Weighted average shares outstanding:
Basic	11,266	10,665	11,262	10,600
Diluted	23,294	10,665	23,264	10,600

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,732	$3,368
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	625	365
Gain on sale of Company-owned training centers	—	(960)
Stock-based compensation	233	172
Provision for losses on doubtful accounts	468	295
Directors fees paid with the issuance of common stock	—	115
Cash (used in) provided by the change in:
Accounts receivable	(1,961)	(806)
Prepaid expenses and other assets	470	407
Refundable income taxes	49	315
Accounts payable	(1,352)	(1,613)
Deferred revenue	(576)	(133)
Other liabilities	(626)	(2,874)
Deferred rent	(58)	(157)
Net cash provided by (used in) operating activities	1,004	(1,506)

Cash flows from investing activities:
Additions to property and equipment	(1,649)	(187)
Restricted cash	(2)	733
Proceeds from disposal of assets	78	—
Proceeds from sale of training centers	—	225
Net cash (used in) provided by investing activities	(1,573)	771

Cash flows from financing activities:
Exercise of stock options	13	162
Proceeds from issuance of Series C Preferred Stock	—	4,000
Costs associated with issuance of Series C Preferred Stock	—	(198)
Net cash provided by financing activities	13	3,964

Net (decrease) increase in cash and cash equivalents	(556)	3,229

Cash and cash equivalents at beginning of period	4,101	795
Cash and cash equivalents at end of period	$3,545	$4,024

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$319	$471
Income taxes	$631	$836

Noncash investing and financing activities:
Dividends payable and deemed dividends on Series C Preferred Stock	$513	$3,397

See accompanying notes to interim consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2008 and September 30, 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

1.             Description of Business

New Horizons Worldwide, Inc. (“New Horizons” or the “Company”) franchises and owns computer-training centers. The Company has two reporting segments: franchising operations and Company-owned training centers, both of which operate principally within the information technology (“IT”) training industry.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalty payments received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.  The Company-owned training centers reporting unit generates revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management.

2.             Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Amounts related to disclosure of December 31, 2007 balances within these interim consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto included in the 2007 Form 10-K, which was filed with the SEC on March 28, 2008.

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

In calculating the compensation expense related to stock options, the weighted average fair value of each employee option grant was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
	2008	2007
Expected volatility	99.0%	99.0%
Expected life (years)	4.4	3.0
Risk-free interest rate	3.0%	4.5%
Expected dividends	None	None

The compensation expense related to restricted common stock was calculated based on the market price of the Company’s common stock on the grant date of such restricted common stock shares.

During the three and nine months ended September 30, 2008, the Company recognized approximately $86 and $233, respectively, of share-based compensation expense. This compensation expense in the three months ended September 30, 2008 consisted of $79 for vested stock options and $7 for unvested restricted common stock. For the nine months ended September 30, 2008, compensation expense consisted of $212 for vested stock options and $21 for unvested restricted common stock. During the three and nine months ended September 30, 2007, the Company recognized approximately $131 and $172, respectively, of share-based compensation expense for vested stock options and unvested restricted cash. Unrecognized compensation expense for stock options and restricted common stock granted was as follows:

	September 30,
	2008	2007
Unrecognized compensation cost:
Stock options	$510	$480
Restricted stock	$339	$711
Weighted-average remaining periods for recognition (years):
Stock options	2.03	2.50
Restricted stock	0.93	1.46

During the nine months ended September 30, 2008, a total of 15,001 stock options were exercised resulting in proceeds to the Company of $13.

The Company has a net operating loss carry-forward as of September 30, 2008 and no tax benefit is generated from the stock-based awards and therefore no tax deduction is recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Stock Options

A summary of stock option activity as of September 30, 2008 and changes during the nine months then ended is presented as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,340,500	$2.01	7.74	$524
Granted	320,000	$1.50
Exercised	(15,001)	$(0.81)
Forfeited and expired	(43,832)	$(2.34)
Options outstanding at September 30, 2008	1,601,667	$1.91	7.45	$300

Exercisable at September 30, 2008	790,504	$2.50	6.15	$164

Restricted Stock Awards

A summary of restricted stock award activity as of September 30, 2008 and changes during the nine months then ended is presented as follows:

	Number of Shares	Weighted Average Price
Unvested Restricted Stock outstanding at December 31, 2007	345,000	$1.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested Restricted Stock outstanding at September 30, 2008	345,000	$1.17

On August 24, 2007, the Company granted a total of 340,000 shares of restricted common stock to its CEO and three of its senior management employees. Under the terms of the applicable Restricted Stock Agreements, since the Company exceeded an Adjusted EBITDA (as defined in the applicable Restricted Stock Agreements) of $3,357 for the consecutive twelve month period ending December 31, 2007, 170,000 shares of the restricted shares vested. If the Company reaches its performance target of $7,565 in Adjusted EBITDA for the consecutive twelve month period ending December 31, 2008, an additional 170,000 shares of the restricted shares will vest. Unvested shares will be held by the Company in escrow and the individuals will be entitled to vote and receive dividends on such escrowed shares.

The Company recognized $262 of compensation expense in the Company’s consolidated financial statements for the year ended December 31, 2007.  As of the nine months ended September 30, 2008, no compensation expense for the remaining 170,000 restricted shares outstanding has been recognized.

In July 2006, the Company granted 350,000 shares of restricted common stock to its CEO.  Under the terms of this Restricted Stock Agreement, if the Company reaches an Adjusted EBITDA (as defined in the applicable Restricted Stock Agreement) of (i) $5,000 in any consecutive twelve month period ending on or before June 30, 2009, or (ii) $1,250 during the three months ending June 30, 2009, 175,000 of the restricted shares will vest. If the Company reaches its performance target of $7,000 in Adjusted EBITDA during any consecutive twelve month period ending on or before June 30, 2011, an additional 175,000 shares of the Restricted Shares will vest. Unvested shares will be held by the Company in escrow, and the CEO will be entitled to vote and receive dividends on such escrowed shares.

As stated above, as of September 30, 2008, 175,000 shares of the restricted stock had vested.  The Company recognized $140 of compensation expense in the Company’s consolidated financial statements for the year ended December 31, 2007 related to the vesting shares.  As of the nine months ended September 30, 2008, the Company recognized $21 of compensation expense for the remaining 175,000 restricted shares outstanding.

4.             Business Segment Information

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company’s business units have been segregated into two reportable segments, franchising and Company-owned locations.  The two segments are managed separately due to differences in their sources of revenues and services offered.  The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.  At September 30, 2008, the Company-owned locations segment operates wholly-owned computer training centers in two metropolitan areas (three metropolitan areas at September 30, 2007) within the continental United States and generates revenue through the sale and delivery of training for PC applications and technical software training courses and business skills courses.

Summarized financial information for the Company’s reportable segments is shown in the following tables:

For the three months ended September 30, 2008:

	Franchising	Company-owned training centers	Consolidated
Total revenues - domestic	$4,325	$2,985	$7,310
Total revenues - international	1,880	—	1,880
Depreciation and amortization	174	53	227
Interest expense	(185)	(4)	(189)
Investment income	19	—	19
Income before provision for income taxes	1,079	345	1,424
Provision for income taxes	(133)	(42)	(175)
Net income	$946	$303	$1,249
Goodwill	$11,408	$—	$11,408
Total assets	$23,964	$2,678	$26,642

For the three months ended September 30, 2007:

	Franchising	Company-owned training centers	Consolidated
Total revenues - domestic	$4,157	$5,891	$10,048
Total revenues - international	1,853	—	1,853
Depreciation and amortization	56	43	99
Interest expense	(103)	(62)	(165)
Loss on sale of Company-owned training centers		(180)	(180)
Investment income	41	—	41
Income before provision for income taxes	1,455	(139)	1,316
Provision for income taxes	(554)	(110)	(664)
Net income/(loss)	$901	$(249)	$652
Goodwill	$11,408	$—	$11,408
Total assets	$21,831	$5,237	$27,068

For the nine months ended September 30, 2008:

	Franchising	Company-owned training centers	Consolidated
Total revenues - domestic	$12,888	$9,736	$22,624
Total revenues - international	5,885	—	5,885
Depreciation and amortization	492	133	625
Interest expense	(388)	(14)	(402)
Investment income	52	—	52
Income before provision for income taxes	2,767	1,460	4,227
Provision for income taxes	(324)	(171)	(495)
Net income	$2,443	$1,289	$3,732
Goodwill	$11,408	$—	$11,408
Total assets	$23,964	$2,678	$26,642

For the nine months ended September 30, 2007:

	Franchising	Company-owned training centers	Consolidated
Total revenues - domestic	$12,529	$22,519	$35,048
Total revenues - international	5,000	—	5,000
Depreciation and amortization	185	180	365
Gain/(loss) on sale of Company-owned training centers	(337)	1,297	960
Interest expense	(307)	(163)	(470)
Investment income	65	—	65
Income before provision for income taxes	2,727	1,779	4,506
Provision for income taxes	(978)	(160)	(1,138)
Net income	$1,749	$1,619	$3,368
Goodwill	$11,408	$—	$11,408
Total assets	$21,831	$5,237	$27,068

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

The following data show the amounts used in computing the income per share and the effect on income and the weighted average number of shares of common stock for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008			2007
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income	$1,249			$652
Less: Series B Preferred Stock preferred dividends	(131)			(131)
Less: Series C Preferred Stock preferred dividends	(40)			(40)
Less: Series C Preferred Stock deemed preferred dividend on beneficial conversion feature	—			(1.953)
Less: Deemed dividend from the amended warrants for Series A Preferred Stock and Series B Preferred Stock	—			(1,010)

Basic income/(loss) available to common shareholders	$1,078	11,266	$0.10	$(2,482)	10,665	$(0.23)

Add: Preferred dividends	171	—		—
Add: Dilutive impact of preferred stock	—	9,587		—
Add: Impact of expired and exercised options	—	(8)		—	—
Add: Dilutive impact of options and warrants	—	2,448		—

Diluted income/(loss) available to common shareholders	$1,249	23,294	$0.05	$(2,482)	10,665	$(0.23)

	For the Nine Months Ended September 30,
	2008			2007
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income	$3,732			$3,368
Less: Series B Preferred Stock preferred dividends	(393)			(394)
Less: Series C Preferred Stock preferred dividends	(120)			(40)
Less: Series C Preferred Stock deemed preferred dividend on beneficial conversion feature	—			(1,953)
Less: Deemed dividend from the amended warrants for Series A Preferred Stock and Series B Preferred Stock	—			(1,010)

Basic income/(loss) available to common shareholders	$3,219	11,262	$0.29	$(29)	10,600	$0.00

Add: Preferred dividends	513			—
Add: Dilutive impact of preferred stock	—	9,587		—
Add: Impact of expired and exercised options	—	(11)		—	—
Add: Dilutive impact of options and warrants	—	2,426		—

Diluted income/(loss) available to common shareholders	$3,732	23,264	$0.16	$(29)	10,600	$0.00

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. Convertible preferred stock, stock options, warrants and restricted stock that have not been included in the diluted income per share computation totaled 860,833 and 1,416,333 shares of common stock for the three and nine months ended September 30, 2008, respectively.  Convertible preferred stock, stock options, warrants and restricted stock that have not been included in the diluted income per share computation totaled 17,074,799 shares of common stock for the three and nine months ended September 30, 2007, respectively.

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

The Credit Agreement provides for a $4,000 term loan, comprised of a single advance from each of the lenders party thereto, which matures on July 19, 2009. Under the terms of the Credit Amendment, interest is paid quarterly at the annual rate of 10% per year. In the event that any payment is not made when due, all outstanding obligations under the Credit Amendment will accrue interest at the default rate equal to 12% per year. Accrued and unpaid interest on past due amounts will compound monthly. The indebtedness may be required to be prepaid in the event of certain receipts by the Company. No prepayment shall be required upon the disposition of any location owned by the Company. All or any portion of the outstanding principal may be prepaid in whole or in part subject to restrictions.  The obligations of the Company under the Credit Agreement are secured by substantially all the assets of the Company.

On October 1, 2008, the Company entered into a new credit facility and fully repaid the existing Credit Amendment.  See Note 12 “Subsequent Events” for additional details.

7.             Other Current Liabilities

Other current liabilities consist of:

	September 30,	December 31,
	2008	2007
Accounts payable to franchisees	$1,945	$1,766
Salaries, wages and commissions payable	2,826	2,993
Undelivered Futures Liability	417	836
Accrued operating expenses and other liabilities	2,664	2,821
Total	$7,852	$8,416

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

For the three and nine months ended September 30, 2008, the Company recorded a provision for income taxes of $175 and $495, respectively, on pre-tax income of $1,424 and $4,227, respectively.  The tax provision is primarily comprised of taxes on foreign income and state taxes, and is net of a $106 refund of prior year’s foreign source withholding taxes received in the first quarter of 2008.

9.             Shareholders’ Equity

There were no changes in our capital structure (preferred stock or common stock) during the three or nine months ended September 30, 2008.

On July 2, 2007, the Company completed a sale of Series C Preferred Stock and warrants to private investors, further discussion is contained in the 2007 Form 10-K, which was filed with the SEC on March 28, 2008.

Dividends

The Company has not declared or paid any cash dividends on its common stock or on its Series B Preferred Stock and Series C Preferred Stock. At September 30, 2008, cumulative, undeclared and unaccrued dividends on the Series B Preferred Stock and Series C Preferred Stock totaled $1,156 and $200, respectively.  The dividends payable totaled $171 for both the three months ended September 30, 2008 and 2007, respectively.  The dividends payable totaled $513 and $434 during the nine months ended September 30, 2008 and 2007, respectively.

10.          Gain on Sale of Company-owned training centers

During 2007, the Company sold and re-franchised four of its Company-owned training centers in Chicago, Cleveland, Anaheim and New York pursuant to asset sale agreements under which the buyers collectively assumed net liabilities of $2,541. In addition, the buyers collectively paid $300 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the twelve months ended December 31, 2007. In addition, due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,269 of the gross gain on the sale of these centers. The deferred gain at the date of sale consisted of a discount to the buyer on royalty revenue over a defined term in each respective agreement. Subsequent to the sales, $979 of the deferred royalty revenue related to these four sales and sales made in prior years was earned and recognized through December 31, 2007.  The Company recognized an additional $42 and $236 of royalty revenues for the three and nine months ended September 30, 2008, respectively.

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

12.          Subsequent Events

On October 1, 2008, the Company entered into a revolving credit facility (the “Revolver”) with PNC Bank (“PNC”) which replaced the Company’s existing secured credit facility.  The Revolver consists of a secured revolving credit facility available to the Company in an aggregate principal amount of $6,000.  The purpose of the Revolver is to, among other things, (i) terminate the existing credit facility and (ii) support the daily operations of the Company.

The Revolver has a current interest rate of the London Interbank Offering Rate (“LIBOR”) plus 2.25% or the alternate base rate (the greater of the PNC prime rate and the federal funds rate).   The Revolver will mature and the commitments will terminate on September 30, 2011.  The Company will remit monthly payments to PNC for interest only and any outstanding principal will be due upon maturity. The obligations under the Revolver are guaranteed by the Company and certain direct and indirect domestic subsidiaries of the Company.  The obligations of the Company under the Revolver are secured by substantially all the assets of the Company.

The Revolver contains customary covenants, representations and warranties and events of default.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information (and notes thereto) contained in Item 1 of this Form 10-Q for the three and nine months ended September 30, 2008 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  All amounts are in US dollars and are in thousands (000’s).

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: franchising operations and Company-owned training centers.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and internationally, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products. As of September 30, 2008, the Company-owned training centers reporting unit operated two wholly-owned computer training centers (three at September 30, 2007) within the United States and generated revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management.  Both reporting units operate principally within the information technology (“IT”) training industry.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include revenue recognition and deferral, allowance for losses on accounts receivable, deferred tax assets and accounting for goodwill.  During the three and nine months ended September 30, 2008, there were no material changes to these policies.

 Liquidity And Capital Resources

The Company’s cash and cash equivalents was $3,545 as of September 30, 2008 compared to $4,101 as of December 31, 2007. The $556 decrease is due to normal operating activities.

Cash provided by operations was $1,004 for the nine months ended September 30, 2008, $2,510 more than the amount used in the comparable period for 2007.  The year over year increase is due primarily to (1) a $960 non-cash gain on sale of Company-owned training centers in the 2007 period, (2) a $2,509 greater net decrease in accounts payable and other liabilities in the 2007 period, as the Company brought itself current with its creditors following the sale of preferred stock in July 2007, offset in part by (3) a $1,155 greater net increase in accounts receivable in the 2008 period.

Net cash used in investing activities was $1,573 for the nine months ended September 30, 2008, $2,344 below the amount in the comparable period of 2007, principally due to the Company spending $1,649 on capital equipment for the nine months ended September 30, 2008 compared to the Company spending only $187 for the same period last year.  In addition, in the 2007 period the Company had proceeds of $225 from the sale of Company-owned centers and a $735 increase in operating cash due to the removal of restrictions on cash.

Net cash provided by financing activities was $13 for the nine months ended September 30, 2008, $3,951 below the amount in the comparable period of 2007, principally due to the sale of $4,000 of Series C Preferred Stock in July 2007 (see Note 9 to the financial statements in Item 1 of this Form 10-Q, “Shareholders’ Equity”) for additional details.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

The Company has $515 in restricted cash comprised of $263 required by certain state agencies to guarantee performance of obligations to provide training to consumers and $252 deposited with banks to comply with contractual obligations. In the event the Company was to abandon training in a state, the state agency could draw against the deposits to satisfy unfulfilled training obligations, if any.

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September, 30, 2008 and 2007 are not directly comparable due to the sale of four Company-owned training centers in 2007. The Company determined that the sale of these centers did not meet the necessary criteria for classification as discontinued operations so the operating results of these centers until the date they were sold are included in operating income.

Three Months Ended September 30, 2008 vs. September 30, 2007.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenue:

	Three Months		Three Months
	Ended		Ended
	September 30,	% of	September 30,	% of
	2008	Revenues	2007	Revenues
Revenues
Franchising
Franchise fees	$355	3.9%	$96	0.8%
Royalties	5,132	55.8%	5,065	42.6%
Courseware sales and other	718	7.8%	849	7.1%
Total franchising revenues	6,205	67.5%	6,010	50.5%

Company-owned training center revenues	2,985	32.5%	5,891	49.5%
Total revenues	9,190	100.0%	11,901	100.0%

Cost of revenues	3,239	35.2%	5,260	44.2%
Selling, general and administrative expenses	4,357	47.4%	5,021	42.2%
Operating income	1,594	17.4%	1,620	13.6%

Loss on sale of Company-owned training centers	—	0.0%	(180)	(1.5)%
Interest expense	(189)	(2.1)%	(165)	(1.4)%
Investment income	19	0.2%	41	0.3%

Income before provision for income taxes	1,424	15.5%	1,316	11.0%
Provision for income taxes	(175)	(1.9)%	(664)	(5.6)%
Net income	$1,249	13.6%	$652	5.4%

Revenues

Revenues totaled $9,190 for the three months ended September 30, 2008, a decrease of $2,711, or 22.8%, from $11,901 for the same period in 2007.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $2,906 offset by an increase in franchising revenues of $195.

Franchising Operations

Franchising revenues totaled $6,205 for the three months ended September 30, 2008, an increase of $195, or 3.2%, from $6,010 for the same period in 2007.  The increase in franchising revenues resulted primarily from increases in franchise fees and royalties partially offset by a decline in courseware sales.

Franchise fees totaled $355 for the three months ended September 30, 2008, an increase of $259, or 269.8%, from $96 for the same period in 2007.  The increase is primarily due to an increase in international franchising activity in the third quarter of 2008 versus the prior year.

Franchise royalties totaled $5,132 for the three months ended September 30, 2008, an increase of $67, or 1.3%, from $5,065 for the same period in 2007.

Courseware sales and other revenues totaled $718 for the three months ended September 30, 2008, a decrease of $131, or 15.4%, from $849 for the same period in 2007.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to a decline in revenues from the Company’s eLearning offerings.

Company-owned training centers

Company-owned training centers earned revenue of $2,985 for the three months ended September 30, 2008, a decrease of $2,906, or 49.3%, from $5,891 for the same period in 2007.  The decrease is due to the impact of the sale of one Company-owned training center in November 2007. Corporate sales accounted for approximately 83% and 76%, and consumer sales accounted for approximately 17% and 24%, respectively, of Company-owned training center sales for the three months ended September 30, 2008 and 2007, respectively.  The decrease in consumer sales in the three months ended September 30, 2008 compared to the prior year reflects the tightened lending requirements currently in place, reducing the number of consumer students who are able to finance training.

System-wide Revenues

System-wide revenues totaled $96,058 for the three months ended September 30, 2008, an increase of $1,003, or 1.1%, from $95,055 in 2007.  The international system-wide revenues slightly increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises, and is provided as a statistical indicator of growth of the New Horizons network.  The Company believes that the growth of the franchise network has a significant and direct impact on the amount of franchise royalty revenue generated for the Company.

Cost of Revenues

Cost of revenues totaled $3,239, or 35.2% of revenue, for the three months ended September 30, 2008, a decrease from $5,260, or 44.2% of revenue, for the same period in 2007.  The $2,021 (38.4%) decrease is due to the impact of the abovementioned sale of one Company-owned training center in November 2007.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $4,357, or 47.4% of revenue, for the three months ended September 30, 2008, a decrease from $5,021, or 42.2% of revenue, for the same period in 2007.  The $664 (13.2%) decrease in actual SG&A expenses is due to the abovementioned sales of Company-owned training centers in 2007.  The increase in the percentage of SG&A expenses of revenue, reflects the semi-fixed nature of SG&A expenses and the overall reduction in the Company’s revenues due to the sale of one Company-owned training center in November 2007.

Gain/Loss on Sale of Company-owned training centers

Gain or loss on sale of Company-owned training centers totaled $0 for the three months ended September 30, 2008, an increase from a loss of $180 for the same period in 2007.  There were no sales of Company-owned training centers during 2008.

Interest Expense

Interest expense totaled $189 for the three months ended September 30, 2008, an increase of $24, or 14.5%, from $165 in the comparable period in 2007.  The increase is due to $83 of amortized debt issuance costs for the existing Credit Agreement, offset by a $59 decrease in interest expense due to the abovementioned sale of one Company-owned training center in November 2007.

Investment Income

Investment income totaled $19 for the three months ended September 30, 2008, a decrease of $22, or 53.7%, from $41 in the comparable period in 2007 due to a decrease in the interest rate available for invested funds in 2008.

Income Tax Expense

Provision for income tax expense totaled $175 for the three months ended September 30, 2008, a decrease of $489, or 73.6% from $664 for the same period in 2007, due to the determination of availability for amortization of certain tax basis assets for the Company-owned training centers in 2008.  The majority of the income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

Nine Months Ended September 30, 2008 vs. September 30, 2007.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenue:

	Nine Months		Nine Months
	Ended		Ended
	September 30,	% of	September 30,	% of
	2008	Revenues	2007	Revenues
Revenues
Franchising
Franchise fees	$804	2.8%	$485	1.2%
Royalties	15,991	56.1%	14,087	35.2%
Courseware sales and other	1,978	6.9%	2,957	7.4%
Total franchising revenues	18,773	65.8%	17,529	43.8%

Company-owned training center revenues	9,736	34.2%	22,519	56.2%
Total revenues	28,509	100.0%	40,048	100.0%

Cost of revenues	10,656	37.4%	18,891	47.2%
Selling, general and administrative expenses	13,272	46.6%	17,206	43.0%
Operating income	4,581	16.0%	3,951	9.8%

Other income/(loss)	(4)	0.0%	—	0.0%
Gain on sale of Company-owned training centers	—	0.0%	960	2.4%
Interest expense	(402)	(1.4)%	(470)	(1.2)%
Investment income	52	0.2%	65	0.2%

Income before provision for income taxes	4,227	14.8%	4,506	11.2%
Provision for income taxes	(495)	(1.7)%	(1,138)	(2.8)%
Net income	$3,732	13.1%	$3,368	8.4%

Revenues

Revenues totaled $28,509 for the nine months ended September 30, 2008, a decrease of $11,539, or 28.8%, from $40,048 for the same period in 2007.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $12,783 offset by an increase in franchising revenues of $1,244.

Franchising Operations

Franchising revenues totaled $18,773 for the nine months ended September 30, 2008, an increase of 1,244, or 7.1%, from $17,529 for the same period in 2007.  The increase in franchising revenues resulted primarily from increases in royalties partially offset by a decline in courseware sales.

Franchise fees totaled $804 for the nine months ended September 30, 2008, an increase of $319, or 65.8%, from $485 for the same period in 2007.  The increase is primarily due to an increase in international franchising activity for the nine months ended September 30, 2008 versus the prior year.

Franchise royalties totaled $15,991 for the nine months ended September 30, 2008, an increase of $1,904, or 13.5%, from $14,087 for the same period in 2007.  The increase is due to an increase in North American royalties as a result of refranchising four Company-owned training centers since March 31, 2007 and increasing revenues from other franchised centers, both domestic and internationally.

Courseware sales and other revenues totaled $1,978 for the nine months ended September 30, 2008, a decrease of $979, or 33.1%, from $2,957 for the same period in 2007.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to a decline in revenues from the Company’s eLearning offerings.

Company-owned training centers

Company-owned training centers earned revenue of $9,736 for the nine months ended September 30, 2008, a decrease of $12,783, or 56.8%, from $22,519 for the same period in 2007.  The decrease is due to the impact of the sale of four Company-owned training centers in 2007. Corporate sales accounted for approximately 79% and 81%, and consumer sales accounted for approximately 21% and 19%, of Company-owned training center sales for the nine months ended September 30, 2008 and 2007, respectively.

System-wide Revenues

System-wide revenues, totaled $301,912 for the nine months ended September 30, 2008, an increase of $15,325, or 5.3%, from $286,587 in 2007.  Both United States and international system-wide revenues increased during the period.  System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises, and is provided as a statistical indicator of growth of the New Horizons network.  The Company believes that the growth of the franchise network has a significant and direct impact on the amount of franchise royalty revenue generated for the Company.

Cost of Revenues

Cost of revenues totaled $10,656, or 37.4% of revenue, for the nine months ended September 30, 2008, a decrease from $18,891, or 47.2% of revenue, for the same period in 2007.  The $8,235 (43.6%) decrease is due to the impact of the sale of four Company-owned training centers resulting in the exclusion of such centers for the full nine months in 2008 versus those centers’ partial inclusion in the nine months ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $13,272, or 46.6% of revenue, for the nine months ended September 30, 2008, a decrease from $17,206, or 43.0% of revenue, for the same period in 2007.  The $3,934 (22.9%) decrease in actual SG&A expenses is due to the abovementioned sales of Company-owned training centers in 2007.  The increase in the percentage of SG&A expenses of revenue, reflects the semi-fixed nature of SG&A expenses and the overall reduction in the Company’s revenues due to the sale of Company-owned training centers in 2007.

Gain/Loss on Sale of Company-owned training centers

Gain on sale of Company-owned training centers totaled $0 for the nine months ended September 30, 2008, a decrease from a gain of $960 for the same period in 2007.  The decrease is attributable to a gain being recognized on the sale of the Chicago, Cleveland and Anaheim Company-owned training centers for the nine months ending September 30, 2007.

Interest Expense

Interest expense totaled $402 for the nine months ended September 30, 2008, a decrease of $68, or 14.5%, from $470 in the comparable period in 2007.  The decrease is primarily due to lower interest paid in connection with student refunds in 2008.

Investment Income

Investment income totaled $52 for the nine months ended September 30, 2008, a decrease of $13, or 20.0%, from $65 in the comparable period in 2007 due to a decrease in the interest rate available for invested funds in 2008.

Income Tax Expense

Provision for income tax expense totaled $495 for the nine months ended September 30, 2008, a decrease of $643, or 56.5% from $1,138 for the same period in 2007 due to a refund of $106 of prior year foreign source withholding taxes received in the first quarter of 2008, and due to the determination of availability for amortization of certain tax basis assets for the Company-owned training centers in 2008.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

ITEM 4.  CONTROLS AND PROCEDURES.

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

ITEM 1.  LEGAL PROCEEDINGS.

The Company is party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 6.  EXHIBITS.

EXHIBIT NO.		EXHIBIT DESCRIPTION

10.1		Revolving Credit Loan Agreement among New Horizons Worldwide, Inc and PNC Bank dated as of October 1, 2008 (A)

10.2		Line of Credit Note among New Horizons Worldwide, Inc and PNC Bank dated as of October 1, 2008. (A)

10.3		Revolving Credit Security Agreement among New Horizons Worldwide, Inc and PNC Bank dated as of October 1, 2008. (A)

10.4		Revolving Credit Guaranty and Suretyship Agreement among New Horizons Worldwide, Inc and PNC Bank dated as of October 1, 2008. (A)

31.1	#	Rule 13a - 14(a) Certification of the Company’s Chief Executive Officer

31.2	#	Rule 13a - 14(a) Certification of the Company’s Chief Financial Officer

32.1	#	Section 1350 Certification of the Company’s Chief Executive Officer

32.2	#	Section 1350 Certification of the Company’s Chief Financial Officer

(A)  Incorporated herein by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated October 6, 2008.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HORIZONS WORLDWIDE, INC.

Date: November 7, 2008	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Charles J. Mallon
Charles J. Mallon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)