Form 10-K
period 2008-12-31
NEW HORIZONS WORLDWIDE INC
filed 2009-03-25
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 000-17840

NEW HORIZONS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	22-2941704 (I.R.S. Employer Identification No.)
1 W. Elm St., Suite 125, Conshohocken, PA 19428 (Address of principal executive offices)

Registrant's telephone number, including area code: (484) 567-3000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

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

         The aggregate value of common stock of the registrant held by non-affiliates was approximately $2,526,838 (based upon the closing price of $0.60 per share of the of the registrant's common stock on the OTC "Bulletin Board" as of March 10, 2009). For purposes of making this calculation, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.

         The number of shares of the registrant's common stock outstanding as of March 10, 2009 was 11,450,269.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2009 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1.    Business.

General

        New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the "Company" or "New Horizons") own and franchise computer training centers.

        The Company was incorporated in Delaware on December 15, 1988, and its principal executive offices are located 1 W. Elm St., Suite 125, Conshohocken, PA 19428. The Company maintains a website at http://www.newhorizons.com. On this website, or through links on the "Investor Relations" section of this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Such material is made available through the Company's website as soon as reasonably practicable after the Company electronically files or furnishes the material with the SEC.

        The Company's common stock trades on the Over-the-Counter ("OTC") Bulletin Board under the symbol "NEWH.OB."

        The Company franchises and operates computer-training centers. The Company has two reporting units: franchising operations and Company-owned training centers, both of which operate principally within the information technology ("IT") training industry. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and abroad, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products. The franchising operations reporting unit has places of business in Anaheim, California; Conshohocken, Pennsylvania; and Singapore. As of December 31, 2008, the Company-owned training centers reporting unit operated two wholly-owned computer training centers within the continental United States, generating revenue through the sale and delivery of personal computing ("PC") applications training, technical software training, business skills and healthcare information management courses.

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

Customer Base

        For 27 years, New Horizons global network of training centers has followed a business-to-business sales strategy to secure millions of customers in the small to medium business, large business, enterprise business and government market segments. The Company has also developed and implemented strategies to expand its customer base to individual consumers.

        Each market segment has distinctly different characteristics. Consumers or non-employer sponsored individuals need general business skills, computer application skills, technical certifications and vendor specific skills to obtain or enhance employment opportunities in the IT industry. Small, medium and large businesses need IT solutions to solve specific business problems. Government agencies and enterprise customers also require IT solutions that are aligned with organizational needs, as well as logistical support in the coordination of delivery of IT training in multiple locations using a variety of training modalities.

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

  •
  General long-term economic growth will continue to have a positive impact on IT spending;

  •
  Labor market for skilled IT personnel will remain highly competitive;

  •
  Rapid and complex technological changes in software operating systems, new software development, and technical training will continue to drive the need for unique IT skill sets:

  •
  Growth in the IT industry across the Asia/Pacific region, as well as parts of Latin America, Europe, and the Middle East and Africa ("MEA"), where the Company has a strong presence, will benefit from the cost-saving trend among U.S. companies to move IT services and infrastructure support offshore:

  •
  IT departments will look to gain further value from their existing IT investments. Training is seen as the best way to improve the efficiency and effectiveness of an IT department:

  •
  Hybrid learning (combination video/instructor led) and e-learning will gradually continue to gather additional support and spending at the expense of the classroom-based training market;

  •
  Downward pressure on pricing, if any, resulting from this trend will be offset in large part by economies and efficiencies that reduce delivery costs:

  •
  Continued development of the Internet and web services architecture will necessitate expanded IT training:

  •
  Continued long-term growth in spending on IT security; and

  •
  Development of new technologies, such as internet-based telephony, or "VOIP", virtual servers, etc.

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

        The Company continues to evaluate its strengths, weaknesses, opportunities and competitive threats, in order to identify critical issues facing New Horizons. This allows the Company to establish specific goals and objectives as well as identify opportunities for the Company's brand and the strategies necessary to achieve the most successful outcome. The Company determined through their process that its core strengths are as follows:

Delivery Modalities

        The Company offers a mix of teaching approaches to match the accelerated pace of learning required of IT professionals as well as the accelerated business value that clients seek from their IT investments.

        The Company started training in 1982 with traditional classroom training and continues to offer the industry's largest number of technical training and desktop applications courses. The Company also provides e-learning solutions through self-paced "Online ANYTIME" web-based and computer-based training and "Online LIVE", an instructor-facilitated training delivered live over the internet. The Company also offers customized training solutions which can be offered at a Company-owned location, franchise or on-site at the customer's place of business.

        The Company has expanded its learning offerings to include Mentored Learning, a revolutionary approach to learning that incorporates video-based instruction, web technologies and a mentor in the education and training process. It is a premium training solution incorporating one-on-one instruction, hands-on lab exercises, multi-sensory tools, individual learning paths and extremely flexible scheduling.

        Mentored Learning represents one of the fastest growing areas of opportunity for the Company. A number of the Company's learning centers have built a strong and profitable business around Mentored Learning. The Company has built a comprehensive model for the proper implementation of this learning method that has proven successful. In March of 2009, the Company will be re-introducing Mentored Learning, together with a new Learning Management System (LMS) and web-based course exercises as a suite of services that make the new generation of Mentored Learning an even more differentiated and compelling customer training option.

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

        The Company holds the designation of largest training network for many of our technical and certification vendor partner programs and is the largest training network for:

  •
  Microsoft Certified Partners for Learning Solutions and Gold Certified Partners for Learning Solutions;

  •
  Cisco Learning Solutions Partners and Cisco Sponsored Organizations;

  •
  Security Certified Professional Authorized Training Partners;

  •
  Citrix Authorized Learning Centers;

  •
  EC Council Authorized Training Partners;

  •
  ISC2 Authorized Education Providers;

  •
  Authorized Prometric Testing Centers; and

  •
  CompTIA Certification Training Providers.

        Furthermore, New Horizons is one of the world's largest providers of vendor-neutral CompTIA certification training and also offers subject-specific content that covers a multitude of software vendors and open software systems architecture.

        In addition to multiple learning options, Mentored Learning, certified instructors, broad curriculum and numerous delivery locations, the Company's training centers are designed to provide their customers immediate and practical value. The Company training centers feature: (i) product offerings including technical tracks, and clubs that allow customers to attend a series of classes for a discounted price; (ii) skills assessment for standard software; (iii) flexible scheduling, including evening and weekend classes; (iv) professional certification training; (v) the Enterprise Learning Solutions program which coordinates a national/international referral system and a delivery network of training for major clients who have training requirements in multiple locations; and (vi) post-class resources that assess, reinforce, support and validate the transfer of knowledge and skill to the student.

Locations

        New Horizons has the ability to deliver IT training throughout the world via its Company-owned and franchised training centers. As of December 31, 2008, the Company-owned and operated two training centers, both within the continental United States. The New Horizons franchise network consists of 305 centers in 58 countries making New Horizons the largest independent IT training company in the world per the 2007 industry report from International Data Corporation ("IDC"), a global provider of market intelligence and research in the information technology market.

        The Company's global footprint enables it to meet the needs of international and multi-national clients. It also has the critical mass, experience and resources to deliver a successful training program to a geographically dispersed audience.

Franchising Operations Business Model

        New Horizons operates a global network of independent franchises that provide IT training and related services to their customers. The Company initially offered franchises for sale in 1991 and sold its first franchise in 1992. The Company had 163 franchises plus satellite locations operating at the end of 2008 of which 91 were in North America and 72 were abroad. New Horizons franchisees are given a "limited exclusive" license and are franchised to participate in and use the Company's business model and sales system. The territory is a "limited exclusive" territory in that New Horizons agrees not to own or franchise any other New Horizons training centers within the same area, provided the franchisee operates in compliance with the terms of its franchise agreement.

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

			Initial Franchise Fee
	Population
			Start Up Franchise	Conversion Franchise
Market Category	Min. Band	Max Band
Mega
M-1	8,000,000	+	$125,000	$93,750
M-2	6,000,000	7,999,999	$125,000	$93,750
M-3	4,000,000	5,999,999	$125,000	$93,750
Large
L-1	3,000,000	3,999,999	$75,000	$56,250
L-2	2,000,000	2,999,999	$75,000	$56,250
Medium
Med	1,000,000	1,999,999	$75,000	$56,250
Small
S-1	750,000	999,999	$60,000	$45,000
S-2	300,000	749,999	$60,000	$45,000

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

        Each franchise agreement has an initial term of ten years and is renewable in five-year increments. The franchise is exclusive for instructor-led training within the specific defined territory and is subject to a number of limitations and conditions placed on the franchise. These limitations and conditions include, but are not limited to: (i) staffing requirements, including a general manager and a minimum number of salespeople based on the territory type; (ii) a minimum number of classrooms depending on the territory type; (iii) full-time and continuous operations; (iv) a pre-defined minimum required curriculum; (v) computer equipment and system requirements; (vi) signage and display material requirements; (vii) minimum insurance requirements; and (viii) record keeping requirements. New Horizons reserves the exclusive right to deliver New Horizons branded e-learning within all territories on behalf of the franchise network. New Horizons and its franchisees have revenue sharing arrangements for sales of New Horizons e-learning offerings sold in a franchisee's territory. In addition, there are certain restrictions on the franchisees' rights to transfer the franchise license. New Horizons also maintains a "right of first refusal" if a transfer effects a change of control of the franchise. The agreement also contains default and termination remedies.

        The franchise agreement typically includes non-competition restrictions which prohibit franchisees for one year after termination from: (i) competing with New Horizons during the term of the franchise agreement and for one year after termination of the franchise within a 25 mile radius of any New Horizons center; (ii) diverting or attempting to divert any customer or business of the franchise business to any competitor; (iii) performing any act that is injurious or prejudicial to the goodwill associated with New Horizons service marks or operating system; and (iv) soliciting any person who is at that time employed by New Horizons or any of its affiliated corporations to leave his or her employment.

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

Franchise Support

        In return for the initial franchise fee and monthly royalty fees, the Company provides franchisees with the following services, products, and managerial support: (i) two weeks of initial franchise training at the Company's location in Anaheim, California, or Conshohocken, Pennsylvania, and one week of field training at the franchisee's location; (ii) franchise and sales system information contained in the Company's Confidential Operations Manual and other training manuals, including aeWizard, a web-based training, planning and execution program; (iii) ongoing operating support via on-site visits from Regional Franchise Support Managers; (iv) access to troubleshooting and business planning assistance; (v) access to the Enterprise Learning Solutions ("ELS") program which coordinates a national/international referral system and delivery network of training for major clients, which have training requirements in multiple locations; (vi) periodic regional and international meetings and conferences; (vii) advisory councils and monthly communications; (viii) periodic training sessions delivered over the Internet for franchise staff; (ix) periodic classroom training events for franchise staff delivered at a corporate location; (x) product, program or operational support via telephone from New Horizons personnel; (xi) a mirco-site attached to the corporate New Horizons webpage that enables e-business, provided and managed by the Company; and (xii) access to Company developed and maintained Center Management System ("CMS") business support IT system, and other proprietary processes.

Courseware Sales and Other

        The Company earns revenue from the sale of courseware to franchises, administrative fees from the management of the ELS program, and application service provider fees and/or license fees for the Center Management System software program.

Customers

        The Company's customers are predominantly employer-sponsored programs from a wide range of public and private corporations, service organizations and governmental entities and municipalities seeking to improve and/or maintain the IT skills of their employees and consumers who are looking to gain additional skills to grow their career or change their career by gaining new IT skills.

        The Company has segmented its customers into the following categories: consumers, small-sized businesses (companies with revenues between $10 and $100 million and 50—100 employees), medium businesses (companies with revenues between $100 million and $1 billion and 500 - 5,000 employees), enterprise-sized businesses (companies with revenue over $1 billion and over 5,000 employees) and governmental entities. Each segment has distinctly different selection criteria for training. Consumers primarily need certification training for software and operating systems and technology training for the advanced technologist to gain employment in the IT industry or grow his or her IT career. Businesses require technology training for the advanced technologist as well as certification training but also require desktop applications training. Businesses also require training solutions that are aligned with the businesses' strategic goals. These solutions can range from the relatively simple to very complex. Both consumers and business rate course availability, quality of instructors and content, client service and successful outcomes as the main criteria when selecting a learning provider. Enterprise and government clients also require training solutions that can be successfully implemented on a global scale.

        No single customer accounted for more than 10% of New Horizons revenues in 2008.

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

        Periodically, some of these competitors offer instruction and course content similar to those offered by New Horizons at lower prices. In addition, some of these competitors may have greater financial strength and resources than New Horizons. The Company recognizes that the emergence of technology-based training, primarily consisting of e-learning and video-based training, is an important and growing competitive development in the industry.

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

Technology-Based Training

        In 2001, the Company introduced its e-learning product offering with "Online LIVE", its synchronous virtual classroom product (i.e., webinar training), and "Online ANYTIME", its asynchronous self-paced product. The Company's primary competitors in the e-learning environment include Skillsoft, AXZO Press and Element K. In 2008, the Company also introduced "Connected Classrooms", a web-based platform enabling centers to host and sell remote learning over the internet from their center.

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

Employees

        As of December 31, 2008, the Company employed a total of 189 individuals in its corporate operations and Company-owned facilities. Of these employees, 29 are instructors, 29 are account executives and 131 are administrative and executive personnel. New Horizons also utilizes the services of outside contract instructors to teach certain technical certification programs that require certified instructors with specialized skills.

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

Insurance Coverage

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

Trademarks

        The Company has trademark registrations for the trademark "New Horizons" and for other trademarks incorporating the words "New Horizons", including "New Horizons Classroom Learning", "New Horizons Online Live Learning", "New Horizons Online Anytime Learning", "Online Live", "Mentored Learning and Design", "Mentored Learning" and "New Horizons Integrated Learning." The Company believes that the New Horizons name and trademarks are important to its business. The Company is not aware of any pending or threatened claims of infringement or challenges to the Company's right to use the New Horizons name and trademarks in its business. However, the Company has been previously advised that it cannot register the trademark "New Horizons" in certain foreign countries. The Company believes that the inability to register certain of its trademarks in certain foreign countries will not have a material adverse effect on its financial condition or results of operations.

Item 1A.    Risk Factors.

        The following is a discussion of certain significant risk factors that could potentially negatively impact our financial condition, performance and prospects. In addition to the other information contained in this report, the reader should carefully consider the following factors in evaluating the Company.

Recent Market Events.
(All dollars in thousands)

Difficult conditions in the economy generally may materially adversely affect our business and results of operations, and we do not know when these conditions may improve.

        Our results of operations are materially affected by conditions in the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than six months at unprecedented levels. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and corporate and consumer spending. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. These events and the continuing market upheavals may have an adverse effect on us because we are dependent upon corporate and consumer spending behavior. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant loss of revenue.

        Factors such as corporate and consumer spending, business investment, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products and training services could be adversely affected. Adverse changes in the economy could affect our results negatively and could have a material adverse effect on our business and financial condition.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

        In response to the financial crises affecting the banking system and financial markets and going concern threats to banks and other financial institutions, the federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking numerous actions to address these financial crises. There can be no assurance as to the actual impact of these government actions on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

A prolonged economic downturn could reduce our customer base and demand for our products.

        We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. Our success significantly depends upon the growth of demand of our products from a growing customer base of both companies and individual consumers. If prevailing economic conditions locally, nationally or internationally are unfavorable, our business may not succeed or may be significantly impacted. A prolonged economic downturn would likely cause a deterioration of the demand for our products and training services, which in turn would hurt our business. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Risks Related to our Business and Operations

We may not be able to remain profitable in the future.

        We incurred significant losses in 2006. Although the Company was profitable in 2007 and 2008, future revenues and profits, if any, will depend upon various factors, including continued market acceptance of our products and services. Since 2002, we have experienced a significant decrease in revenues, primarily due to the sale and re-franchising of Company-owned training centers. In addition, we continue to incur significant fixed costs, including expenses for facility leases, sales and marketing, product development, and managerial and administrative personnel. Our business may not continue to improve and our revenues may not increase. From 2001 through 2006, we experienced recurring losses and we have an accumulated deficit of $45,543 through 2008.

If we do not generate a sufficient amount of cash, which depends on many factors beyond our control, our liquidity and our ability to service our indebtedness and fund our operations would be harmed.

        We have substantial debt service obligations, working capital needs and contractual commitments. Our business may not generate sufficient cash flow from operations, anticipated revenue growth may not be realized and future borrowings may not be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness, fund our expansion efforts or fund our other liquidity needs. In addition, substantially all our assets are encumbered.

We may need to raise additional capital.

        To fund the full scale implementation of our business plan, we may need to raise additional capital. Actual capital requirements will depend on many factors, including the success of our business results, the costs of maintaining and building our business and the market acceptance of our product and training offerings. Additional funds may not be available when needed, or, if available, such funds may not be obtainable on terms acceptable to us.

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

        We continued the implementation of several initiatives that have materially affected, in a positive manner, our internal control over financial reporting. Specifically, we improved our internal control over financial reporting by adhering to a financial closing timeline that permitted us adequate time to analyze our results at a departmental and segment level to ensure that our financial records captured all activity for the quarter and fiscal year-end. In addition, our senior management, including our chief executive officer and chief financial officer, have reviewed our financial results in comparison to budget and prior year to determine the presence of inconsistencies and inaccuracies in financial reporting. Finally, we have completed SEC Form 10-Q and SEC Form 10-K checklists published by a leading publisher of business and corporate compliance literature to ensure our filings comply with rules and regulations promulgated by the SEC for interim and year-end reporting. These improvements notwithstanding, the Company's internal control systems may contain weaknesses and will continually require the commitment of managerial attention and financial resources.

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

  •
  general market conditions.

        In addition, the stock market and the OTC Bulletin Board in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies. These fluctuations may continue to occur and disproportionately impact the price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. This type of litigation could result in substantial costs and a diversion of management's attention and resources, which could materially affect our business, financial condition, cash flows, or results of operations.

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

        A limited public market currently exists for our common stock on the OTC Bulletin Board. In the future, there can be no assurance that a more active public market for our common stock will ever develop or be sustained. Our common stock is also subject to the penny stock rules. The term "penny stock" generally refers to low-priced, speculative securities of very small companies. Before a broker-dealer can sell a penny stock, SEC rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement for the transaction. The broker-dealer must furnish the customer with a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade. Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer's account. These requirements make penny stocks more difficult to trade.

        Since our common stock is subject to the penny stock rules, the market liquidity of our common stock may be adversely affected.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease approximately 8,000 square feet of office space in Conshohocken, Pennsylvania for our corporate executives, accounting and IT services under a lease that expires in 2014. We lease approximately 20,000 square feet of office space in Anaheim, California for our corporate operations headquarters under a lease that expires in January 2012. In addition, we lease approximately 1,800 square feet of office space for our international operations in Singapore.

        As of December 31, 2008, New Horizons operated training centers at 6 leased facilities in Colorado and Indiana, with leases that expire from 2010 to 2016. The total leased office space of these centers is approximately 58,000 square feet.

        The Company is a sublessor in two of the Company-owned training centers that were sold with total leased space of approximately 47,000 square feet. The two subleases expire in June 2011 and December 2011. Three of the leases for Company-owned training centers that were sold in 2006 terminated in 2007 and two of the leases terminated in 2008. The Company has also assigned its interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned locations; but remains contingently liable on these lease agreements. These leases have varying terms, the latest of which expires in 2015.

        The Company believes that its facilities are well maintained and are adequate to meet current requirements and that suitable substitute space will be available as needed to accommodate any expansion of operations and for additional training centers or offices, if necessary.

Item 3.    Legal Proceedings.

(All dollars in thousands)

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. See also Note 15 "Commitments and Contingencies" to the Company's consolidated financial statements.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        On May 1, 2008 the Company's common stock began trading on the OTC Bulletin Board under the symbol "NEWH.OB." The following table sets forth the quarterly range of high and low closing quotations per share of common stock from May 1, 2008, through December 31, 2008, as reported on the OTC Bulletin Board. Prior to being traded on the OTC Bulletin Board, the Company's common stock was traded on the Pink Sheets under the symbol "NEWH.PK." The following table sets forth the quarterly range of high and low closing quotations per share of common stock from January 1, 2007, through April 30, 2008. The quotations below do not reflect the retail mark-up, markdown or commissions and may not represent actual transactions.

2007		High	Low
1st Quarter	(January 1 - March 31)	$1.15	$0.80
2nd Quarter	(April 1 - June 30)	$1.00	$0.84
3rd Quarter	(July 1 - September 30)	$1.90	$0.90
4th Quarter	(October 1 - December 31)	$2.25	$1.55

2008		High	Low
1st Quarter	(January 1 - March 31)	$1.75	$1.25
2nd Quarter	(April 1 - June 30)	$1.80	$1.40
3rd Quarter	(July 1 - September 30)	$1.75	$1.15
4th Quarter	(October 1 - December 31)	$1.49	$0.51

Holders

        As of March 10, 2009, the Company's common stock was held by 353 holders of record.

Dividend Policy

        The Company has never declared or paid cash dividends on its common stock and does not intend to declare or pay cash dividends on its common stock in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans As of December 31, 2008:

        The following table sets forth, as of December 31, 2008, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,228,334	$1.75	—
Equity compensation plans approved by security holders(2)	320,000	$1.50	1,707,500
Equity compensation plans not approved by security holders	—	—	—

Total	1,548,334	$1.71	1,707,500

(1)
Represents options granted under the Company's 1997 Omnibus Equity Plan. This plan expired on March 20, 2008 and no further shares will be granted under this plan.

(2)
Represents options granted under the Company's 2007 Omnibus Equity Plan. As of December 31, 2008, options to purchase 320,000 shares have been issued under this plan.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the "Risk Factors" contained in Part I, Item 1A of this Annual Report on Form 10-K.

        The following table sets forth certain consolidated income statement data as a percentage of net revenues:

	2008	2007	2006
Revenues
Franchising
Franchise fees	3%	2%	1%
Royalties	56%	37%	22%
Courseware sales and other	8%	8%	14%

Total franchising revenues	67%	47%	37%
Company-owned training center revenues	33%	53%	63%

Total revenues	100%	100%	100%
Cost of revenues	38%	47%	59%
Selling, general and administrative expenses	46%	45%	43%
Impairment of property and equipment	0%	0%	1%

Operating income (loss)	16%	8%	(3)%
Other income/(loss)	0%	0%	(1)%
Gain on sale of Company-owned training centers	0%	5%	2%
Interest expense	(1)%	(1)%	0%
Investment income	0%	0%	0%

Income (loss) before income tax provision	15%	12%	(2)%
Benefit/(provision) for income taxes	3%	(2)%	(1)%

Net income (loss)	18%	10%	(3)%

        Balances of less than 1% of revenues are not disclosed in this table.

Results Of Operations 2008 Versus 2007
(in thousands)

Revenues

        Revenues totaled $37,237 during the year ended December 31, 2008, a decrease of $14,400, or 28%, from $51,637 in 2007. The decrease in revenue is the result of a decrease in Company-owned location revenue of $15,116, offset by an increase in franchising revenues of $716.

Franchising Operations

        Franchising revenues totaled $24,749 during the year ended December 31, 2008, an increase of $716, or 3%, from $24,033 in 2007. The increase in franchising revenues resulted from an increase in franchise fees and royalties partially offset by decline in courseware sales.

        Franchise fees totaled $1,068 during the year ended December 31, 2008, an increase of $93, or 10%, from $975 in 2007. The increase is primarily due to an increase in international franchising activity for the twelve months ended December 31, 2008 versus the prior year.

        Franchise royalties totaled $20,883 during the year ended December 31, 2008, an increase of $1,733, or 9%, from $19,150 in 2007. The increase is due to an increase in North American royalties as a result of refranchising four Company-owned training centers since March 31, 2007 and increasing revenues from other franchised centers, both domestic and internationally.

        Courseware sales and other revenues totaled $2,798 during the year ended December 31, 2008, a decrease of $1,110, or 28%, from $3,908 in 2007. Courseware sales and other revenues are comprised primarily of revenues from the sale of licensed software training courseware, e-Learning and non

e-Learning products, and other revenues and fees. The decrease is primarily due to a decline in revenues from the Company's eLearning offerings.

Company-owned Training Centers

        Company-owned training centers earned revenue of $12,488 for the year ended December 31, 2008, a decrease of $15,116, or 55%, from $27,604 in 2007. The decrease is due to the impact of the sale of four Company-owned training centers in 2007. Consumer sales accounted for approximately 22% and 19% of Company-owned training centers sales in 2008 and 2007, respectively, and corporate sales accounted for approximately 78% and 81% of Company-owned training centers sales in 2008 and 2007, respectively.

System-wide Revenues

        System-wide revenues, comprised of Company-owned training center revenue and non-consolidated franchise revenue as reported to the Company by franchisees, totaled $393,628 during the year ended December 31, 2008, an increase of $11,504, or 3%, from $382,124 in 2007. The increase in revenue occurred across the network including the United States and internationally. System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises, and is provided as a statistical indicator of growth of the New Horizons network. The Company believes that the growth of the franchise network has a significant and direct impact on the amount of franchise royalty revenue generated for the Company.

Cost of Revenues

        Cost of revenues totaled $14,005, or 38% of revenue, during the year ended December 31, 2007, a decrease of $10,110, or 42%, from $24,115, or 47% of revenue, in 2007. The decrease is due to the impact of the sale of four Company-owned training centers resulting in the exclusion of such centers for the full twelve months in 2008 versus those centers' partial inclusion in the twelve months ended December 31, 2007.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses totaled $17,266, or 46% of revenue, during the year ended December 31, 2008, a decrease of $6,033, or 26%, from $23,299, or 45% of revenue, in 2007. The decrease in actual SG&A expenses is due to the abovementioned sales of Company-owned training centers in 2007. The increase in the percentage of SG&A expenses of revenue, reflects the semi-fixed nature of SG&A expenses and the overall reduction in the Company's revenues due to the sale of Company-owned training centers in 2007.

Gain on Sale of Company-owned Training Centers

        Gain on sale of Company-owned training centers totaled $0 for the year ended December 31, 2008, a decrease from a gain of $2,681 for the same period in 2007. The decrease is attributable to a gain being recognized on the sale of Chicago, Cleveland, Anaheim, and New York Company-owned training centers for the twelve months ended December 31, 2007. See Note 16 "Gain/Loss on Sale of Company-owned Training Centers" to the Company's consolidated financial statements.

Interest Expense

        Interest expense totaled $517 for the year ended December 31, 2008, a decrease of $87, or 14%, from $604 in 2007. The decrease is primarily due to lower interest paid in connection with student refunds in 2008.

Investment Income

        Investment income totaled $69 for the year ended December 31, 2008, a decrease of $60, or 47%, from $129 in 2007. The decrease is due to a decrease in the interest rate available for invested funds in 2008 and the Company's new revolving credit facility that utilizes available cash to reduce outstanding borrowings.

Benefit (Provision) for Income Taxes

        The benefit for income taxes totaled $1,263 for the year ended December 31, 2008, a decrease of $2,360, or 215%, from an income tax expense of $1,097 in 2007. In the recovery analysis for December 31, 2008, there is significant positive evidence of future taxable income for the year ending December 31, 2009. As a result, due to the existence of significant positive evidence of future taxable income, the Company concluded that less than a full valuation allowance was required as of December 31, 2008. See also Note 8 "Income Taxes" to the Company's consolidated financial statements.

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

System-wide Revenues

        System-wide revenues, comprised of Company-owned training center revenue and non-consolidated franchise revenue as reported to the Company by franchisees, totaled $382,124 during the year ended December 31, 2007, an increase of $18,846, or 5%, from $363,278 in 2006. The increase in revenue was experienced across the network including the United States and internationally. System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises, and is provided as a statistical indicator of growth of the New Horizons network. The Company believes that the growth of the franchise network has a significant and direct impact on the amount of franchise royalty revenue generated for the Company.

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

Gain on Sale of Company-owned Training Centers

        Gain on sale of Company-owned training centers totaled $2,681 for the year ended December 31, 2007, an increase of $561, or 27%, from $2,120 in 2006. The 2007 gain related to the sale of the Chicago, Cleveland, Anaheim, and New York Company-owned training centers. See Note 16 "Gain/Loss on Sale of Company-owned Training Centers" to the Company's consolidated financial statements.

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

Provision for Income Taxes

        Provision for income tax expense totaled $1,097 for the year ended December 31, 2007, an increase of $78, or 8%, from $1,019 in 2006. The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees. See also Note 8 "Income Taxes" to the Company's consolidated financial statements.

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

        Due to the use of estimated delivery rates rather than actual delivery, revenue recognition for training vouchers and technical tracks and programs are based on estimated delivery rates that could differ materially from that of actual course delivery. Additionally, the Company's estimates based on historical student attendance patterns may not accurately forecast future attendance patterns. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers, club memberships, and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if a straight-line method were applied.

        The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods.

Change in Estimate

        Revenue recognition rates utilized for certain training vouchers and technical certification programs are based on the results of student attendance analyses performed by the Company. The Company's student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied. The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $42, $217, and $150 in the fourth quarters of 2008, 2007 and 2006, respectively.

        Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

Deferred Costs

        The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred. Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons and technology and hosting costs associated with the Company's e-learning products. Deferred costs are charged to earnings at the same rate that the associated product revenues are recorded to earnings. At December 31, 2008 and 2007, the Company's deferred costs totaled $217 and $232, respectively, and is reported in prepaid expenses in the accompanying Consolidated Balance Sheet.

Accounts Receivable

        Accounts receivable is shown net of allowances for doubtful accounts. The Company records an allowance for doubtful accounts based on the age of individual invoices. For the Franchise reporting unit, the percentage applied reflects the age of the invoice with specific reserves for certain delinquent customers. For the Company-owned training centers, the percentage applied reflects each center's historical experience of bad debts and mix of business. At December 31, 2008 and 2007, the Company's allowance for doubtful accounts was $942 and $1,313, respectively.

Deferred Tax Asset

        In preparing the consolidated financial statements the Company is required to estimate its income taxes for federal and state purposes. This process involves estimating the actual current taxes together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue or the allowance for doubtful accounts, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is established or this allowance is modified in a period, an expense or income must be included within the tax provision in the consolidated statements of operations.

        The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. In the recovery analysis, recent cumulative losses are provided greater weight than estimated future profitability. As a result, in the absence of significant positive evidence indicating future taxable income is imminent, there is a presumption that a valuation allowance is required during periods of recent cumulative losses. During 2008, a $2,601 net deferred tax asset was realized, resulting in an equal reduction to the valuation allowance at December 31, 2008. In addition, as a result of significant positive evidence of future taxable income for the year ended December 31, 2009, a $1,971 deferred tax asset was also realized, resulting in an equal reduction to the valuation allowance at December 31, 2008. During 2007, $11,514 of deferred tax asset was realized, resulting in an equal reduction to the valuation allowance at December 31, 2007. See also Note 8 "Income Taxes" to the Company's consolidated financial statements.

Accounting for Goodwill

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is the excess of cost over fair value of the net assets of the business acquired. Intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized.

        The goodwill balances attributable to the Company's franchising reporting unit is tested for impairment annually as of December 31 of each year and on an interim basis in the event of an impairment indicator. Factors the Company considers important, the presence of which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Both the income approach and the market approach are utilized.

        On November 26, 2008, the Company acquired substantially all the assets of Technology Training & Services Corporation ("TTSC") pursuant to a Business Combination Agreement ("The Acquisition"). The transaction was accounted for as a purchase transaction in accordance with SFAS 141, "Business Combinations," and the Company's consolidated financial statements include the results of operations since the date of the acquisition. As a result, the assets of TTSC were recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill. The Company's goodwill increased by $457 to $11,865 at December 31, 2008. (See Note 3 "Acquisitions" in the Company's Notes to Consolidated Financial Statements for further information.)

        No impairment was recorded related to the franchising reporting unit, where all of the Company's goodwill is held, during 2008, 2007 or 2006. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See also Note 7 "Goodwill" to the Company's consolidated financial statements.

Liquidity and Capital Resources

        The Company's cash and cash equivalents was $639 as of December 31, 2008 compared to $4,101 as of December 31, 2007. The $3,462 decrease is due primarily to the repayment of the Company's former secured credit facility, and the purchase of TTSC assets. Further, the Company's new revolving credit facility utilizes available cash to pay down outstanding borrowings, which is partially offset by the cash generated from operating activities of the Company and borrowings under the Company's new revolving credit facility.

        Cash provided by operations was $2,021 for the year ended December 31, 2008, $2,982 more than the amount used in the comparable period for 2007. The year over year increase is due primarily to (1) a $1,438 greater net income in fiscal 2008 compared to fiscal 2007 (2) a $2,681 non-cash gain on sale of Company- owned training centers in the 2007 period (3) a $1,228 greater net decrease in accounts payable, deferred revenue and other liabilities in the 2007 period, as the Company brought itself current with creditors following the sale of preferred stock in July 2007, offset in part by (3) a $356 decrease in the non-cash provision for doubtful accounts and the non-cash fees paid with common stock and (4) a deferred tax benefit of $1,971 in fiscal 2008.

        Cash used in investing activities was $2,207 for the year ended December 31, 2008, $2,497 greater than the amount provided by investing activities in the comparable period for 2007. The increase in cash utilization is primarily due to the Company spending $681 for the TTSC acquisition and $2,119 for capital equipment compared to the same period last year, in which the Company spent only $838 on capital equipment. In addition, in the 2007 period the Company had proceeds of $140 from the sale of Company-owned centers and a $988 increase in operating cash due to the removal of restrictions on cash compared to a $513 increase in operating cash that had its cash restrictions removed in 2008. (See Note 3 "Acquisitions" in the Company's Notes to Consolidated Financial Statements.)

        Net cash used in financing activities was $3,276 for the year ended December 31, 2008, $7,253 greater than the amount in the comparable period, principally due to the repayment of the $4,000 secured credit facility in 2008 and the sale of the Series C Preferred Stock in July 2007, partially offset by $714 of net borrowings received under the revolving credit facility in 2008. (See Note 5 "Debt" in the Company's Notes to Consolidated Financial Statements.)

        As stated above, during the year ended December 31, 2008, the Company received $714 of net borrowings from the $6,000 revolving credit facility, offset by the repayment of $4,000 of existing debt. The Company intends to use the proceeds of the revolving credit facility primarily for general working capital. Management believes that the availability under the revolving credit facility, combined with continued positive improved financial results, will sustain the Company for the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

        The Company's off-balance sheet arrangements and contractual obligations consist principally of various building and equipment operating leases.

        On November 26, 2008, the Company acquired substantially all the assets of TTSC pursuant to the Acquisition. The Acquisition was consummated providing Online IT training and consulting services. The Company also purchased a perpetual license from Terillian, an affiliate of TTSC, for the semi-exclusive use of its proprietary software. The transaction was accounted for as a purchase transaction in accordance with SFAS 141, "Business Combinations," and the Company's consolidated financial statements include the results of operations since the date of the acquisition. As a result, the assets of TTSC were recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill. The total purchase price was $1,581 of which, $681was paid in 2008 and $900 is payable in installments by April 15, 2009. (See Note 3 "Acquisitions" in the Company's Notes to Consolidated Financial Statements.)

        On October 1, 2008, the Company entered into a $6,000 revolving credit facility with PNC Bank which replaced the Company's existing $4,000 secured credit facility. The revolving credit facility contains customary covenants, representations and warranties and events of default. (See Note 5 "Debt" in the Company's Notes to Consolidated Financial Statements.)

        During 2007, the Company had $513 in restricted cash comprised of the following. The Company had deposited $263 with state agencies to guarantee performance in various states in respect to providing training to consumers. In the event the Company abandoned training in a state, the state agency could have drawn against the deposits to satisfy undelivered training obligations. In addition, the Company had deposited $250 with a bank to comply with contractual obligations. The Company has fulfilled its obligation with the bank and replaced the restricted cash held by state agencies with surety bonds. Accordingly, as of December 31, 2008, the Company has no cash subject to restriction.

        The Company sold its Chicago, Cleveland, Anaheim, and New York Company-owned training centers in 2007. From time to time, the Company may evaluate other acquisition or divestiture opportunities that appear to fit within its overall business strategy.

        On July 2, 2007, the Company completed $4,000 of new financing through the sale and issuance of Series C preferred stock. The Company concurrently amended its debt covenants on July 2, 2007. The secured credit facility was fully repaid as a result of the Company entering into the revolving credit facility with PNC Bank. (See Note 5 "Debt" in the Company's Notes to Consolidated Financial Statements.)

        The Company experienced recurring operating losses from 2001 through 2006 and has an accumulated deficit of $45,543 as of December 31, 2008. Moreover, essentially all of its assets are encumbered under its revolving credit facility. The extent of the Company's needs for additional liquidity will depend in part on its future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control. These factors include prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations. Although the Company believes its strategic, operational and financial plans will be successful, there can be no assurance that the Company will successfully implement these plans. If the Company is not successful in implementing these plans, there could be a material adverse impact on the Company's financial position and results of operations. Management cannot assure the Company's shareholders that business will not decline or if the recent improvement in operating performance can be sustained.

Item 8.    Financial Statements and Supplementary Data.

        Page 29 includes management's assessment of internal control over financial reporting as of December 31, 2008, pages 30 and 31 is the report of our independent registered public accounting firm, McGladrey & Pullen, LLP and our former independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, and pages 32 to 73 are the Consolidated Financial Statements of the Company along with applicable notes specified by Article 8 of Regulation S-X.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

        This annual report does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for smaller public companies.

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

        We have audited the accompanying consolidated balance sheet of New Horizons Worldwide, Inc. and its Subsidiaries (collectively the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Horizons Worldwide, Inc. and its Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assessment of the effectiveness of New Horizons Worldwide, Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Report on Internal Controls over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP
Blue Bell, PA March 25, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Horizons Worldwide, Inc. and Subsidiaries
Anaheim, California

        We have audited the consolidated balance sheet of New Horizons Worldwide, Inc. and its Subsidiaries (collectively the "Company") as of December 31, 2007 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Horizons Worldwide, Inc. and its Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, PETERSON, MIRANDA, & WILLIAMSON, LLP
Newport Beach, California March 18, 2008

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(Dollars in thousands, except share and per share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$639	$4,101
Accounts receivable, net	5,340	4,772
Prepaid expenses	1,001	650
Deferred tax asset	2,429	—
Refundable income taxes	158	238
Other current assets	134	90

Total current assets	9,701	9,851
Property and equipment, net	4,873	2,631
Restricted cash	—	513
Goodwill, net	11,865	11,408
Debt issuance costs, net	40	—
Other assets	252	873

Total assets	$26,731	$25,276

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$853	$2,305
Deferred revenue	3,513	4,169
Other current liabilities	7,840	8,416

Total current liabilities	12,206	14,890
Long-term debt	—	4,000
Revolving credit facility, net	754	—
Deferred rent	658	737
Deferred tax liability	457	—
Other long-term liabilities	48	235

Total liabilities	14,123	19,862
Commitments and contingencies	—	—
Shareholders' equity:
Convertible preferred stock Series C, no par value, 200,000 shares authorized, 172,043 shares issued and outstanding at December 31, 2008 and 2007, respectively. Liquidation preference of $23.25 per share	3,802	3,802
Convertible preferred stock Series B, no par value, 200,000 shares authorized, 174,693 shares issued and outstanding at December 31, 2008 and 2007, respectively. Liquidation preference of $37.50 per share	5,611	5,611
Common stock, $.01 par value, 30,000,000 shares authorized, 11,635,269 and 11,445,269 shares issued; 11,450,269 and 11,260,269 shares outstanding at December 31, 2008 and 2007, respectively	116	114
Additional paid-in capital	49,920	49,498
Accumulated deficit	(45,543)	(52,313)
Treasury stock at cost—185,000 shares at December 31, 2008 and 2007	(1,298)	(1,298)

Total shareholders' equity	12,608	5,414

Total liabilities and shareholders' equity	$26,731	$25,276

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2008, 2007, and 2006

(Dollars in thousands, except share and per share data)

	2008	2007	2006
Revenues
Franchising
Franchise fees	$1,068	$975	$816
Royalties	20,883	19,150	16,696
Courseware sales and other	2,798	3,908	10,451

Total franchising revenues	24,749	24,033	27,963
Company-owned training center revenues	12,488	27,604	48,717

Total revenues	37,237	51,637	76,680
Cost of revenues	14,005	24,115	45,191
Selling, general and administrative expenses	17,266	23,299	33,513
Impairment of property and equipment	—	—	391

Operating income (loss)	5,966	4,223	(2,415)
Other loss	(11)	—	(704)
Gain on sale of Company-owned training centers	—	2,681	2,120
Interest expense	(517)	(604)	(304)
Investment income	69	129	293

Income (loss) before income tax benefit/(provision)	5,507	6,429	(1,010)
Benefit/(provision) for income taxes	1,263	(1,097)	(1,019)

Net income (loss)	6,770	5,332	(2,029)
Dividends payable on preferred stock	(684)	(604)	(204)
Deemed dividend on preferred stock	—	(2,963)	—

Net income (loss) attributable to common shareholders—basic	$6,086	$1,765	$(2,233)
Dividends payable on preferred stock addback	684	604	—

Net income (loss) attributable to common shareholders—diluted	$6,770	$2,369	$(2,233)

Net income (loss) per share:
Basic	$0.54	$0.17	$(0.21)
Diluted	$0.29	$0.13	$(0.21)
Weighted average shares outstanding:
Basic	11,265,989	10,675,565	10,678,349
Diluted	23,025,629	18,667,814	10,678,349

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007, and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$6,770	$5,332	$(2,029)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	915	615	1,726
Amortization of debt issuance costs	169	—	—
Gain on sale of Company-owned training centers	—	(2,681)	(2,120)
Stock-based compensation	411	561	86
Director's fees paid with the issuance of common stock	—	115	—
Legal settlement paid with the issuance of common stock	—	82	—
Impairment of property and equipment	—	—	391
Loss on disposal	6	—	—
Provision for losses on doubtful accounts	99	258	850
Deferred tax provision	(1,971)	—	—
Cash (used in) provided by the change in:
Accounts receivable	(668)	(667)	2,295
Prepaid expenses and other assets	61	504	1,306
Refundable income taxes	80	153	402
Accounts payable	(1,452)	(907)	(153)
Deferred revenue	(656)	(496)	(3,790)
Other liabilities	(1,663)	(3,595)	(4,461)
Deferred rent	(80)	(235)	(905)

Net cash provided by (used in) operating activities	2,021	(961)	(6,402)

Cash flows from investing activities:
Acquisitions of business, net	(681)	—	—
Additions to property and equipment	(2,119)	(838)	(520)
Proceeds from sale of property and equipment	80	—	12
Proceeds from sale of training centers	—	140	1,447
Restricted cash	513	988	(647)

Net cash (used in) provided by investing activities	(2,207)	290	292

Cash flows from financing activities:
Proceeds from exercise of stock options	13	175	—
Proceeds from issuance of common stock to officer	—	—	100
Proceeds from issuance of preferred stock	—	4,000	—
Proceeds from issuance of debt	754	—	4,000
Costs from issuance of debt/equity	(43)	(198)	(13)
Principal payments on debt obligations	(4,000)	—	(980)

Net cash (used in) provided by financing activities	(3,276)	3,977	3,107

Net (decrease) increase in cash and cash equivalents	(3,462)	3,306	(3,003)
Cash and cash equivalents at beginning of period	4,101	795	3,798

Cash and cash equivalents at end of period	$639	$4,101	$795

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$342	$601	$335

Income taxes	$875	$964	$788

Noncash investing and financing activities:
Dividends payable and deemed dividends on preferred stock	$684	$3,567	$204

Schedule of non-cash investing activities—business acquisitions (see Note 3)
Estimated fair value of assets acquired	$1,124	$—	$—
Goodwill	457	—	—
Cash paid	(681)	—	—

Liabilities	$900	$—	$—

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Deficit)

Years ended December 31, 2008, 2007, and 2006

(Dollars in thousands, except share data)

	Convertible Preferred Stock Series C		Convertible Preferred Stock Series B		Convertible Preferred Stock Series A
							Common Stock				Notes from officer and director		Total shareholders' equity (deficit)
									Additional paid-in capital	Accumulated (Deficit)/Equity		Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2006	—	$—	—	$—	1,638,398	$16	10,636,658	$106	$53,809	$(55,616)	$(300)	$(1,298)	$(3,283)
Conversion of Series A preferred stock to Series B preferred stock	—	—	174,693	5,611	(1,638,398)	(16)	—	—	(5,424)	—	—	—	171
Stock-based compensation expense	—	—	—	—	—	—	—	—	86	—	—	—	86
Sale of common stock to officer	—	—	—	—	—	—	108,695	1	99	—	—	—	100
Forgiveness of officer note	—	—	—	—	—	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	—	—	(2,029)	—	—	(2,029)

Balance at December 31, 2006	—	—	174,693	5,611	—	—	10,745,353	107	48,570	(57,645)	—	(1,298)	(4,655)
Issuance of Series C preferred stock, net of offering costs	172,043	3,802	—	—	—	—	—	—	—	—	—	—	3,802
Stock-based compensation expense	—	—	—	—	—	—	—	—	561	—	—	—	561
Director fees paid in stock	—	—	—	—	—	—	74,750	1	114	—	—	—	115
Share options exercised	—	—	—	—	—	—	242,666	3	174	—	—	—	177
Stock issued as part of legal settlement	—	—	—	—	—	—	37,500	—	82	—	—	—	82
Vested restricted stock	—	—	—	—	—	—	345,000	3	(3)	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	5,332	—	—	5,332

Balance at December 31, 2007	172,043	3,802	174,693	5,611	—	—	11,445,269	114	49,498	(52,313)	—	(1,298)	5,414
Stock-based compensation expense	—	—	—	—	—	—	—	—	411	—	—	—	411
Share options exercised	—	—	—	—	—	—	15,000	—	13	—	—	—	13
Vested restricted stock	—	—	—	—	—	—	175,000	2	(2)	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	6,770	—	—	6,770

Balance at December 31, 2008	172,043	$3,802	174,693	$5,611	—	$—	11,635,269	$116	$49,920	$(45,543)	$—	$(1,298)	$12,608

See accompanying notes to consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

  (a) Description of Business

        New Horizons Worldwide, Inc. ("New Horizons" or the "Company") owns and franchises computer-training centers. The Company has two reporting units: franchising operations and Company-owned training centers, both of which operate principally within the information technology ("IT") training industry. The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the United States and internationally; on-going royalties received in return for providing franchises with systems of instruction, and sales and management concepts concerning computer training; the sale of courseware materials, and e-learning products. The franchising operations reporting unit has offices in Anaheim, California; Conshohocken, Pennsylvania; and Singapore. As of December 31, 2008, the Company-owned training center reporting unit operated two wholly owned computer training centers within the continental United States and generated revenue through the sale and delivery of training for personal computing ("PC") applications, technical software, business skills, and healthcare information management.

  (b) Principles of Consolidation

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

  (d) Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements. The Company believes its estimates related to revenue recognition and deferral, allowance for doubtful accounts, and valuation of deferred tax assets to be the most sensitive estimates impacting financial position and results of operations.

  (e) Cash and Cash Equivalents

        Cash and cash equivalents include short-term investments with an original maturity of less than 90 days. The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term maturities.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

  (f) Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

  (g) Concentration of Risk

        Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 2008, the Company had $250 in accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

        The Company issues credit to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers. For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for greater than 10% of consolidated revenues or consolidated accounts receivable.

  (h) Revenue Recognition

        The Company earns revenue through its franchising operations and from the delivery of instructor-led, mentored-learning, and e-Learning training courses by its Company-owned training centers.

  Franchising Operations

        Franchising revenues are earned from initial franchise fees, royalties from franchisees, courseware sales, delivery fees for e-Learning courses, and administration fees for courses delivered pursuant to the Company's Enterprise Learning Solutions ("ELS") initiative, a program to service large corporate and government customers.

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

December 31, 2008, 2007 and 2006

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

        The Company's ELS facilitates training for large organizations that have locations and training needs throughout the world. The Company recognizes revenues when the Company has substantially completed the earning process. Under this policy, the Company recognizes revenues after the billing and collection processes are completed.

  Company-owned Training Centers

        Company-owned training centers earn revenue from the delivery of instructor-led and e-Learning computer training courses to individuals; and employer-sponsored individuals from domestic and international, public and private corporations, service organizations and government agencies. Instructor-led learning programs allow students to choose from several options, including training vouchers, club memberships, technical certification programs, and individual classes.

        The Company recognizes revenue for these programs as the services are rendered based on historical attendance rates. For a new program, when historical rates are not available, revenues are recognized on a straight line basis.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

  Program Nature

        Training Vouchers are prepaid coupons purchased by customers for their employees to use towards various to-be-determined training courses. Vouchers are redeemed as courses are delivered; consequently, for all vouchers sold with a 12 month redemption period, which account for greater than 98% of all voucher sales, the Company studies the rate of redemption of these vouchers, per month. The Company then uses historical redemption rates (2 years trailing) to recognize the revenue over the redemption period (generally the 12 months following the voucher sales).

        Club memberships are ways for companies and individuals to purchase the right to use our products for a specified period of time at a discounted rate. The Company recognized revenue for these programs as the services are rendered based on historical attendance rates.

        Technical Certifications are programs designed towards helping students achieve their certification in certain technical programs. Technical Certifications are often sold as part of a program of several related certifications required to achieve a certain proficiency level. For all programs sold, the Company studies the historical course delivery rates and uses those percentages to recognize the revenue over the life of the program. The recognition of revenue for these programs does not start until the first class of the program has been delivered.

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

        The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $42, $217, and $150 in the fourth quarters of 2008, 2007 and 2006, respectively.

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

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The estimated useful lives are as follows:

Computer equipment and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Useful life or term of lease, if shorter

        Costs incurred for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred. The cost and accumulated depreciation on property and equipment sold, retired, or otherwise disposed of is removed from the respective accounts and the resulting gains and losses are reflected in other income.

  (j) Valuation of Long-lived Assets

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144—"Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), the Company performs impairment tests on its long-lived assets if an event or circumstance indicates that the carrying amount of the long-lived assets may not be recoverable. During the year ended December 31, 2006, the Company recorded long-lived asset impairment charges related to fixed assets held for use at its Company-owned training centers totaling $391. The Company did not have impairment charges in 2008 or 2007. The fair value of each impaired asset group was determined to be the greater of the estimated discounted cash flows of the Company-owned training center or the current sales price of like asset groups, which was based on historical sales by the Company. See also Note 6 "Property and Equipment" to the Company's consolidated financial statements for additional discussion.

  (k) Restricted Cash

        During 2007, the Company had $513 in restricted cash comprised of the following. The Company had deposited $263 with state agencies to guarantee performance in various states in respect to providing training to consumers. In the event the Company abandoned training in a state, the state agency could have drawn against the deposits to satisfy undelivered training obligations. In addition, the Company had deposited $250 with a bank to comply with contractual obligations. The Company has fulfilled its obligation with the bank and replaced the restricted cash held by state agencies with surety bonds. The Company currently has no restricted cash balance as of December 31, 2008.

  (l) Goodwill

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is the excess of cost over fair value of the net assets of the business acquired.

        The Company ceased amortizing goodwill as of January 1, 2002. Goodwill balances, attributable to the Company's franchising reporting unit, are tested for impairment annually as of December 31 of each year and on an interim basis if events or circumstances exist which suggest that goodwill may be impaired. Factors the Company considers important, the presence of which could trigger an impairment review, include significant underperformance relative to expected historical or projected future

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Both the income approach and the market approach are utilized.

        In our analysis, we have taken into consideration the income and cash-generating capability of the Company. After considering multiple approaches to value, we have utilized the discounted cash flow income-based methodology ("Income Approach") and the guideline public company market-based methodology ("Market Approach").

        The income approach values a business based upon the future benefits that will accrue to it, with the value of the future economic benefits discounted back to a present value at some appropriate discount rate. The discount rate reflects all the risk of ownership and the associated risks of realizing the prospective economic income stream.

        The market approach values a business by reference to guideline companies, for which values are known. The guideline public company methodology derives valuation multiples from the operating data and share prices of similar publicly traded companies.

        On November 26, 2008, the Company acquired substantially all the assets of TTSC pursuant to the Acquisition. The transaction was accounted for as a purchase transaction in accordance with SFAS 141, "Business Combinations" and the Company's consolidated financial statements include the results of operations since the date of the acquisition. As a result, the assets of TTSC were recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill. The Company's goodwill increased by $457 to $11,865 at December 31, 2008. (See Note 3 "Acquisitions" in the Company's Notes to Consolidated Financial Statements for further information.)

        No impairment was recorded related to the franchising reporting unit, where all of the Company's goodwill is held, during 2008, 2007, or 2006. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See also Note 7 "Goodwill" to the Company's consolidated financial statements for additional discussion.

  (m) Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax assets is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets to the extent the Company believes it is more likely than not those assets will not be realized through future taxable income.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109"

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

        The Company is subject to U.S. federal and state income tax. The Company is no longer subject to U.S. federal and state income tax examinations for the years before 2004 and foreign income tax examinations before 2002. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or state or foreign tax examinations. See also Note 8 "Income Taxes" to the Company's consolidated financial statements for additional discussion.

  (n) Stock-Based Compensation

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

        In calculating the compensation expense related to stock options, the weighted average fair value of each employee option grant was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants during fiscal years 2008 and 2007:

	2008	2007	2006
Expected volatility	97.9%	99.0%	99.0%
Expected life (years)	4.4	3.0	1.0 - 3.0
Risk-free interest rate	2.8%	4.5%	4.9%
Expected dividends	None	None	None

        The compensation expense related to the restricted common stock was calculated based on the market price of the Company's common stock on the grant date of the restricted shares.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        For the year ended December 31, 2008, the Company recognized approximately $411 of share-based compensation expense. For the year ended December 31, 2007, the Company recognized approximately $561 of share-based compensation expense. For the year ended December 31, 2006, the Company recognized approximately $86 of share-based compensation expense.

        For the year ended December 31, 2008, compensation expense consisted of $271 for vested stock options and $140 for vested restricted common stock. For the year ended December 31, 2007, the Company recognized approximately $159 and $402, respectively, of share-based compensation expense for vested stock options and restricted common stock. For the year ended December 31, 2006, the entire $86 of share-based compensation was for vested stock options.

        Unrecognized compensation expense for stock options and restricted common stock granted was as follows:

	December 31,
	2008	2007	2006
Unrecognized compensation cost:
Stock options	$489	$431	$299
Restricted stock	$—	$360	$280
Weighted-average remaining periods for recognition (years):
Stock options	1.80	2.26	2.78
Restricted stock	—	1.50	4.50

        For the year ended December 31, 2008, 15,000 stock options were exercised resulting in proceeds to the Company of $13.

        The Company has a net operating loss carry-forward as of December 31, 2008 and 2007, and no tax benefit is generated from the stock-based awards and therefore no tax deduction is recognized in the Consolidated Statement of Operations for the years ended December 31, 2008 and 2007. Additionally, no incremental tax benefits were recognized from stock options exercised in 2008 or 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

  Stock Options

        On March 4, 2008, the Company's Chief Executive Officer ("CEO"), was granted stock options in the amount of 45,000 shares at an exercise price of $1.50 per share. The stock options vest over three years and expire in ten years. Also during 2008, stock option grants totaling 275,000 shares were made

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

to management employees with shares at an exercise price of $1.50 per share, vesting over three years and expiring in ten years.

  Restricted Stock Awards

        A summary of restricted stock award activity as of December 31, 2008 and changes during the year then ended is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2006	—	$—
Granted	350,000	$0.80
Vested	—	$—
Forfeited and expired	—	$—

Restricted stock outstanding at December 31, 2006	350,000	$0.80
Granted	340,000	$1.54
Vested	(345,000)	$1.17
Forfeited and expired	—	$—

Restricted stock outstanding at December 31, 2007	345,000	$1.17
Granted	—	$—
Vested	(175,000)	$(0.80)
Forfeited and expired	(170,000)	$(1.54)

Restricted stock outstanding at December 31, 2008	—	$—

        The following supplemental disclosures are provided with respect to the Company's stock options and restricted stock awards:

	2008	2007	2006
Weighted average grant date fair value of options and restricted stock granted (per share)	$1.50	$1.44	$0.92
Intrinsic value of options exercised	$12	$209	$—

        On August 24, 2007, the Company granted a total of 340,000 shares of restricted common stock to its CEO and three of its senior management employees. Under the terms of the applicable Restricted Stock Agreements, since the Company exceeded an Adjusted EBITDA (as defined in the applicable Restricted Stock Agreements) of $3,357 for the consecutive twelve-month period ending December 31, 2007, 170,000 shares of the restricted shares vested. If the Company had reached its performance target of $7,565 in Adjusted EBITDA for the consecutive twelve month period ending December 31, 2008, an additional 170,000 shares of the restricted shares would have vested. Unvested shares are held by the Company in escrow and the individuals will be entitled to vote and receive dividends on such escrowed shares.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company recognized $262 of compensation expense in the Company's consolidated financial statements for the year ended December 31, 2007. For the year ended December 31, 2008, the Company did not reach its performance target of $7,565 in Adjusted EBITDA, therefore the remaining 170,000 shares of restricted stock did not vest and reverted back to the Company. There are no remaining shares of restricted stock under this grant.

        In July 2006, the Company granted 350,000 shares of restricted common stock to its CEO. Under the terms of this Restricted Stock Agreement, if the Company reaches an Adjusted EBITDA (as defined in the applicable Restricted Stock Agreement) of (i) $5,000 in any consecutive twelve-month period ending on or before June 30, 2009, or (ii) $1,250 during the three months ending June 30, 2009, 175,000 of the restricted shares will vest. If the Company reaches its performance target of $7,000 in Adjusted EBITDA during any consecutive twelve-month period ending on or before June 30, 2011, an additional 175,000 shares of the Restricted Shares will vest. Unvested shares are held by the Company in escrow, and the CEO is entitled to vote and receive dividends on such escrowed shares.

        The Company recognized $140 of compensation expense in the Company's consolidated financial statements for the year ended December 31, 2007 related to the vesting of 175,000 shares. As of December 31, 2008, the remaining 175,000 shares of the restricted stock had vested. For the year ended December 31, 2008, the Company recognized $140 of compensation expense for the remaining 175,000 restricted shares that vested in 2008. There are no remaining shares of restricted stock under this grant.

  (o) Earnings (Loss) Per Share

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

        Diluted earnings (loss) per common share ("Diluted EPS") is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares had been issued. The Company's potentially dilutive common shares consist of common shares issuable upon the conversion of the Company's convertible preferred stock and the exercise of stock options and warrants.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The following data show the amounts used in computing the income/(loss) per share and the effect on income/(loss) and the weighted average number of shares of common stock:

	For the Year Ended December 31,
	2008			2007			2006
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income (loss)	$6,770			$5,332			$(2,029)
Less: Series B preferred dividends	(524)	—		(524)	—		(204)	—
Less: Series C preferred dividends	(160)	—		(80)	—		—	—
Less: Series C deemed preferred dividend on beneficial conversion feature	—	—		(1,953)	—		—	—
Less: Deemed dividend from the amended warrants for Series A and Series B	—	—		(1,010)	—		—	—

Basic income (loss) available to common shareholders	$6,086	11,266	$0.54	$1,765	10,676	$0.17	$(2,233)	10,678	$(0.21)

Add: Preferred dividends	684	—		604	—		—	—
Add: Dilutive impact of preferred stock	—	9,587		—	6,928		—	—
Add: Impact of expired and exercised options	—	7		—	89		—	—
Add: Dilutive impact of options and warrants	—	2,166		—	975		—	—

Diluted income (loss) available to common shareholders	$6,770	23,026	$0.29	$2,369	18,668	$0.13	$(2,233)	10,678	$(0.21)

        The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. As a result of the loss available to common stockholders for the year ended December 31, 2006, the same amount of shares are used to calculate both basic and diluted loss per share. Adding the effect of the Company's potentially dilutive common shares would be anti-dilutive. Convertible preferred stock, stock options, warrants that have not been included in the diluted income per share computation totaled 990,500, 1,206,516, and 8,727,190 for the years ended December 31, 2008, 2007, and 2006, respectively.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

  (p) Fair Value of Financial Instruments

        The Company's consolidated balance sheets include the following financial instruments: accounts receivable, accounts payable, and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization.

  (q) Deferred Costs

        The Company defers those direct and incremental costs associated with the sale of products and services for which revenue is deferred. Direct and incremental costs associated with the sale of products and services for which revenue is deferred include commissions paid to sales persons, and technology and hosting costs associated with the Company's e-Learning products. At December 31, 2008 and 2007, deferred costs included in the Company's consolidated balance sheets totaled $217 and $232 as Prepaid Expenses. Deferred costs are recorded to results of operations at the same rate that the associated product revenues are recorded to earnings.

  (r) Deferred Rent

        In accordance with SFAS No. 13, "Accounting for Leases," the Company recognizes rent expense on a straight-line basis and records deferred rent during periods of free-rent based on the difference between cash paid and contractual amounts.

  (s) Advertising Expense

        The Company's North American franchise network contributes approximately 1% of their gross revenues to an advertising fund (0.2% outside of North America), which is used by the Company to market and promote the services provided by the franchise network. All advertising expenses paid for by the fund are presented net against advertising fund revenues within the Company's consolidated financial statements. In addition, the Company is entitled to retain 15% of the fees collected to offset the internal costs of administering and accounting for the fund.

        In addition, the Company incurred advertising expense of $338, $875 and $1,767 for the years ended December 31, 2008, 2007 and 2006, respectively.

  (t) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and how SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 on

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

January 1, 2008. SFAS 157 has had no impact on our financial position, results of operations, and cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 became effective for the Company on January 1, 2008. The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company's consolidated financial statements.

        In February 2008, the FASB issued Financial Staff Position ("FSP") SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1")", which excludes FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, "Business Combination," or No. 141 (revised 2007), "Business Combinations," regardless of whether those assets and liabilities are related to leases. FSP 157-1 will be effective upon the initial adoption of SFAS 157. The adoption of FSP 157-1 will not have an impact on our financial position, results of operations, and cash flows.

        In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of the delayed items of SFAS No. 157 will not have an impact on our financial position, results of operations, and cash flows.

        In April 2008, the FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies (Continued)

entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations, and cash flows.

        In October 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" ("FSP 157-3"), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The adoption of FSP 157-3 did not have an impact on our financial position, results of operations, and cash flows.

        The Sarbanes-Oxley Act of 2002 ("the Act") introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were first required to issue our management report on internal control over financial reporting in the annual report on Form 10-K for the fiscal year ending December 31, 2007. We will not be required to have our auditor attest to management's assessment until our fiscal year ending December 31, 2009.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Change in Estimates

        Revenue recognition rates utilized for certain training vouchers and technical certification programs are based on the results of student attendance analyses performed by the Company. The Company's student attendance analyses have been derived from historical experience over the past eight quarterly analyses, or two years of trailing data. Generally, the student attendance analyses indicate a greater percentage of attendance in the earlier months and the last month of the time periods associated with training vouchers and technical certification programs. Thus, a greater percentage of revenues are recognized in these time periods than if the straight-line method were applied. The continual revision of estimated student attendance rates results in cumulative adjustments to revenue recognized for sales transactions consummated in prior periods. Upon completion of the historical student attendance analyses, the Company adjusted its revenue recognition rates and recorded an increase in deferred revenue and a decrease in revenue of $42, $217, and $150 in the fourth quarters of 2008, 2007 and 2006, respectively.

        Although the Company believes its current revenue recognition rates are consistent with current student attendance patterns, no assurance can be given that such rates will not change in the future.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

3. Acquisitions

        On November 26, 2008, the Company acquired substantially all the assets of Technology Training & Services Corporation ("TTSC") pursuant to a Business Combination Agreement ("the Acquisition"). The Acquisition was consummated to provide additional Online IT training and consulting services. The Company also purchased a perpetual license from Terillian, an affiliate of TTSC, for the semi-exclusive use of its proprietary software. The transaction was accounted for as a purchase transaction in accordance with SFAS 141, "Business Combinations" and the Company's consolidated financial statements include the results of operations since the date of the acquisition. As a result, the assets of TTSC were recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill. The total purchase price was $1,581 of which, $681was paid in 2008 and $900 is payable in installments by April 15, 2009. The amount payable is included in Other Current Liabilities at December 31, 2008. The Acquisition was funded by the Company's new revolving credit facility. (See Note 5 "Debt" in the Company's Notes to Consolidated Financial Statements for further information about the Company's new revolving credit facility.)

        The total purchase price includes a non-refundable payment of $500 related to the future annual earn-out payments commencing December 31, 2009 and ending December 31, 2013. The payout is equal to fifty percent of the cumulative net income of the Online IT training and consulting services as determined using GAAP consistently applied, from the acquisition date through that calendar year-end, less all earn-out payments made to TTSC previously.

        The purchase price has been allocated based on the estimated fair values of the assets acquired as follows:

Property and equipment	$1,124
Goodwill	457

Total assets acquired	$1,581

4. Allowance for Doubtful Accounts

        Accounts receivable are carried net of an allowance for doubtful accounts. The allowance for doubtful accounts includes the following:

	2008	2007	2006
Balance, beginning of year	$1,313	$1,697	$2,917
Provisions	99	258	850
Reduction due to sale of Company-owned training centers	—	(305)	(120)
Write offs	(470)	(337)	(1,950)

Balance, end of year	$942	$1,313	$1,697

        During 2008, the Company recovered $7 of previously written off accounts receivable that was considered uncollectable.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

5. Debt

        On October 1, 2008, the Company entered into a revolving credit facility (the "Revolver") with PNC Bank ("PNC") which replaced the Company's existing secured credit facility. The Revolver consists of a secured revolving credit facility available to the Company in an aggregate principal amount of $6,000. The purpose of the Revolver is to, among other things, (i) terminate the existing $4,000 credit facility and (ii) support the daily operations of the Company.

        The Revolver has a current interest rate of the London Interbank Offering Rate ("LIBOR") plus 2.25% or the alternate base rate (the greater of the PNC prime rate and the federal funds rate). The Revolver will mature and the commitments will terminate on September 30, 2011. The Company will remit monthly payments to PNC for interest only and any outstanding principal will be due upon maturity. The obligations under the Revolver are guaranteed by the Company and certain direct and indirect domestic subsidiaries of the Company. The obligations of the Company under the Revolver are secured by substantially all the assets of the Company.

        The Company incurred issuance costs, related to the Company entering into the Revolver, of $43. At December 31, 2008, the Company had an outstanding issuance cost balance of $40 which is shown on the consolidated balance sheet in Debt Issuance Costs. These costs are being amortized on a straight-line basis, over the term of the Revolver. As of December 31, 2008, the Company had an outstanding balance of $754 under the Revolver.

        The Revolver contains customary covenants, representations and warranties, and events of default. As of December 31, 2008, the Company was in compliance with all of the covenants.

        On July 3, 2007, the Company entered into Amendment No. 1 to its then existing $4,000 secured Credit Agreement (the "Credit Amendment"). The Credit Amendment has revised definitions for certain terms, amends and restates certain sections, and required the Company to file preliminary proxy materials concerning a meeting of the Company's stockholders with the SEC, which materials were filed on October 5, 2007 and which meeting was held on November 6, 2007. The Credit Amendment was fully repaid as a result of the Company entering into the Revolver with PNC. The Company was in compliance with all of its debt covenants at the time the debt was repaid.

        On July 19, 2006, the Company entered into a $4,000 secured Credit Agreement among the Company, Camden Partners Strategic III, LLC ("Camden LLC"), as administrative agent, Camden Partners Strategic Fund III, L.P. ("Camden III"), Camden Partners Strategic Fund III-A, L.P. ("Camden III-A", with Camden LLC and Camden III, "Camden"), George S. Rich and Alkhaleej Training and Education Corporation ("Alkhaleej"), (collectively, "the Lenders").

        The Credit Agreement provided for a secured $4,000 term loan, comprised of a single advance from each of the Lenders, which was to mature on July 19, 2009 (the "Financing"). Under the terms of the Credit Amendment, interest was paid quarterly at the annual rate of 10% per year. See Note 14 "Stockholders' Equity" for additional discussion.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

6. Property and Equipment

        Property and equipment are comprised of the following:

	2008	2007
Computer equipment and software	$9,031	$5,957
Furniture and fixtures	230	117
Leasehold improvements	198	796

	9,459	6,870
Less: accumulated depreciation and amortization	(4,586)	(4,239)

Total	$4,873	$2,631

        The Company did not have an impairment charge in 2008 or 2007. During 2006, the Company recorded a impairment charge of $391 against fixed assets at the Company-owned training centers. The non-cash impairment charge is the result of continued operating and cash flow losses arising from the respective training centers and a decrease in the estimated fair value of each Company-owned training center. The estimated fair value of each Company-owned training center was determined based on the greater of the estimated discounted cash flows of the Company-owned training centers or recent sales of comparable locations within the Company's franchise network.

        Depreciation expense was $915, $615 and $1,726 for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Goodwill

        The Company accounts for goodwill and other intangible assets in accordance with SFAS 142. Goodwill is the excess of cost over fair value of the net assets of the business acquired. Intangible assets consist of reacquired franchise rights and software licenses, which are deemed to have an indefinite useful life and are not amortized.

        The Company ceased amortizing goodwill as of January 1, 2002. Goodwill balances, when attributable to the Company's franchising reporting unit, are tested for impairment annually as of December 31 of each year and on an interim basis if events or circumstances exist which suggest that goodwill may be impaired. Factors the Company considers important, the presence of which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Both the income approach and the market approach are utilized.

        In our analysis, we have taken into consideration the income and cash-generating capability of the Company. After considering multiple approaches to value, we have utilized the discounted cash flow income-based methodology ("Income Approach") and the guideline public company market-based methodology ("Market Approach").

        The income approach values a business based upon the future benefits that will accrue to it, with the value of the future economic benefits discounted back to a present value at some appropriate

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

7. Goodwill (Continued)

discount rate. The discount rate reflects all the risk of ownership and the associated risks of realizing the prospective economic income stream.

        The market approach values a business by reference to guideline companies, for which values are known. The guideline public company methodology derives valuation multiples from the operating data and share prices of similar publicly traded companies.

        On November 26, 2008, the Company acquired substantially all the assets of TTSC pursuant to the Acquisition. The transaction was accounted for as a purchase transaction in accordance with SFAS 141, "Business Combinations" and the Company's consolidated financial statements include the results of operations since the date of the acquisition. As a result, the assets of TTSC were recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill. The Company's goodwill increased by $457 to $11,865 at December 31, 2008. (See Note 3 "Acquisitions" in the Company's Notes to Consolidated Financial Statements for further information.)

        No impairment was recorded related to the franchising reporting unit, where all of the Company's goodwill is held, during 2008, 2007, or 2006. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

8. Income Taxes

        Income tax expense for the periods below differs from the amounts computed by applying the United States federal income tax rate of 34% to pretax income as a result of the following:

	2008	2007	2006
Computed "expected" tax (benefit) expense	$1,872	$2,152	$(343)
State and local tax expense (benefit), net of federal income tax effect	248	285	109
Foreign taxes	369	528	522
Federal NOLs in excess of annual limitation	(5)	—	—
Valuation allowance for deferred tax assets	(4,572)	(1,946)	629
Other	825	78	102

Income tax (benefit) expense from continuing operations	$(1,263)	$1,097	$1,019

Effective rates	(22.93)%	18.69%	(100.91)%

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

8. Income Taxes (Continued)

	2008	2007	2006
Income tax expense consists of:
Federal:
Deferred	$(1,971)	$—	$—
Current	—	—	—
State and local
Deferred	—	—	—
Current	150	382	228
Foreign	558	715	791

Income tax (benefit) expense from continuing operations	$(1,263)	$1,097	$1,019

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007, are presented below:

	2008	2007
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$—	$634
Accrued expenses	920	767
Property and equipment, principally due to differences in depreciation	—	12
Net operating loss carryforward	12,375	11,388
Deferred rent	253	284
Goodwill	7,411	9,831
Other	229	422

	21,188	23,338
Deferred tax liabilities:
Prepaid expenses	(36)	(5)
Accounts receivable, principally due to allowance for doubtful accounts	(209)	—
Property, plant & equipment, principally due to differences in depreciation	(212)	—
Valuation allowance	(18,760)	(23,333)

Net deferred income taxes	$1,971	$—

        In the recovery analysis for December 31, 2008, there is significant positive evidence of future taxable income for the year ending December 31, 2009. As a result, due to the presence of significant positive evidence, the Company concluded that less than a full valuation allowance is required as of December 31, 2008. Consequently, the valuation allowance was reduced by approximately, $4,572 to offset taxes on 2008 net income, and provide for expected taxes on 2009 net income.

        As of December 31, 2008, the Company had federal and state NOL carryforwards of approximately $27,435 and $68,448, respectively, which will begin to expire in 2023 and 2008 respectively, unless utilized. As a result of the adoption of SFAS 123R, the Company will recognize excess tax benefits associated with the exercise of stock options as an increase to stockholder's equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

8. Income Taxes (Continued)

carryforwards resulting from excess tax benefits. As of December 31, 2008, deferred tax assets do not include $180 of excess tax benefits from employee stock option exercises that are a component of the Company's NOL carryforwards. Pursuant to Section 382 and 383 of the Code, annual use of the Company's NOL carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

        Utilization of NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups. On July 19, 2006, a change in control occurred as defined by IRS section 382 due to the issuance of preferred stock.

        Consequently, the Company's utilization of the NOL carryforwards are subject to an annual limitation of $664 under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Due to the existence of substantial valuation allowance, future changes in the Company's unrecognized tax benefits are not expected to significantly impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

        The Company regularly analyzes the future recovery of its deferred tax assets based on its best estimates of future taxable income. In the recovery analysis for December 31, 2007, a decline in the Company's business since 2001 combined with decreasing revenues and recent cumulative losses are provided greater weight than estimated future profitability. As a result, due to the absence of significant positive evidence indicating that future taxable income is imminent, the Company concluded that a full valuation allowance was required as of December 31, 2007.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the date of the adoption, there were no unrecognized tax benefits. The adoption of FIN No. 48 did not result in any unrecognized tax benefits. During the year ended December 31, 2008, there were no changes to the Company's uncertain tax benefits. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        The Company is subject to U.S. federal and state income tax. The Company is no longer subject to U.S. federal and state income tax examinations for the years before 2004 and foreign income tax examinations before 2002. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount. The Company is not currently under Internal Revenue Service or state tax examinations.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

9. Prepaid Expenses

        Prepaid expenses are comprised of the following:

	2008	2007
Deferred costs	$217	$232
Prepaid expenses	623	231
Prepaid rent	161	187

Total	$1,001	$650

10. Other Assets

        Other assets are comprised of the following:

	2008	2007
Notes receivable from franchisees, net of allowance	$124	$81
Security deposits	252	691
Other	—	182

	376	954
Less: Current portion of notes receivable	(124)	(81)

Total other assets—long term	$252	$873

        Notes receivable from franchisees is shown net of an allowance for loan losses of $39 and $240 as of December 31, 2008 and 2007, respectively.

11. Related Party Transactions

        A note receivable from an officer, dated August 31, 1999, totaling $300 related to a non-interest bearing term loan, was due and payable on August 31, 2007. The note was issued in connection with such officer's relocation expenses. Per the agreement dated February 7, 2006 between the Company and the officer, the note balance of $300 was forgiven effective July 31, 2006.

        In addition to Board of Director fees, affiliates of Alwaleed Aldryann, David Warnock, and Donald Hughes were lenders on the $4,000 secured Credit Agreement and were paid $228 and $272 in interest payments in 2008 and 2007, respectively. Alwaleed Aldryann is also an international master franchise owner that paid to the Company $1,447 and $1,572 in royalty revenues in 2008 and 2007, respectively.

        The Company outsources its annual tax compliance work to an accounting firm, in which one of the principals is related to the Company's Chief Financial Officer. Fees for services totaling $159 were paid to this accounting firm for tax services rendered for the year ended December 31, 2008.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

12. Other Current Liabilities

        Other current liabilities are comprised of the following:

	2008	2007
Accounts payable to franchisees	$1,378	$1,766
Salaries, wages and commissions payable	3,203	2,993
Undelivered futures liability	297	836
Accrued operating expenses and other liabilities	2,962	2,821

Total	$7,840	$8,416

13. Employee Savings Plan

        The Company established the New Horizons Worldwide, Inc. 401(k) Retirement Savings Plan (the "Plan") on January 1, 1995. All full-time employees of the Company are eligible to participate in the Plan beginning with the first month of the next quarterly period after their hire date. While the Plan provides for a discretionary match of employee contributions, the Company did not match such contributions in 2008, 2007, or 2006.

14. Shareholders' Equity

(a)
Preferred Stock

        On July 2, 2007, the Company completed a $4,000 sale of Series C preferred stock and warrants to private investors (the "Series C Stockholders") under the Series C Stock and Warrant Purchase Agreement (the "Series C Purchase Agreement"). The Series C Stockholders purchased (i) 172,043 shares of Series C Convertible Preferred Stock, without par value ("Series C Shares"), convertible into 5,333,333 shares of common stock, $.01 par value ("Common Shares") of the Company and (ii) 1,066,667 warrants to purchase common stock at $0.75 per share (the "Series C Warrants") for the aggregate amount of $4,000. The Company used the proceeds primarily for general working capital.

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

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

  Amended and Restated Series A-1 Warrants, Amended and Restated Series B-1 Warrants, Series A-2 Warrants and Series B-2 Warrants

        In order to secure waivers from the Lenders and to induce the Lenders to agree to the Credit Amendment, and in order to satisfy certain anti-dilution adjustments set forth in the Company's Series A Warrants (as defined below) and Series B Warrants (as defined below) issued pursuant to the Credit Agreement, (i) the Series A Warrants and the Series B Warrants have been amended to reduce the price per common stock share at which the warrants can be exercised from $1.50 to $0.90, and (ii) 1,135,153 additional warrants have been issued at an exercise price of $.90 per common stock share, having a term of five years, and subject to cancellation as provided for in the terms thereof. The difference in the fair value of these securities before and after these amendments totaled $1,010. The Company recognized this amount as a deemed dividend to preferred shareholders. To value these securities, the Company used the Black-Scholes-Merton option-pricing model, and used a risk free rate of return of 4.5%, an expected term of 3 years, and an expected volatility percentage of 99%.

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

  Certificate of Designation of Series C Shares

        On July 2, 2007, the Company filed a Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (the "Series C Certificate of Designation"), pursuant to which the Series C Shares are entitled to receive cumulative quarterly dividends at a rate of 4% per annum on the last day of March, June, September and December of each year, if declared by the Board of Directors. Upon any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the Series C Shares are entitled to a liquidation preference in an amount per share equal to $23.25 per share, plus any cumulative but unpaid dividends. The Series C Shares are convertible at any time and from time to time after the Certificate Amendment shall have become effective, at the

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

option of each holder of Series C Shares, into fully paid and non-assessable common stock. Initially, the conversion rate is 31 shares of common stock for one Series C Share, subject to adjustment in certain events. Until the holders of Series C Shares own less than 50% of the Series C Shares originally issued, the Company cannot take certain actions without obtaining the approval of the holders of a majority of the outstanding Series C Shares, including the issuance, creation, designation, or authorization of any securities having rights or preferences senior to or on parity with the Series C Shares, incur indebtedness in excess of $5,000, effect any single capital expenditure equal to or in excess of $2,500, or enter into an acquisition or joint venture for which the consideration is equal to or in excess of $2,500.

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

  Beneficial Conversion Feature

        In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), as amended by EITF 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27"), the Company evaluated the Series C Shares and Series C Warrants and determined that each had a beneficial conversion feature. The market value of the Company's common stock on the date the Series C Shares and Series C Warrants were issued and sold was $1.00 per share, while the effective conversion and warrant price was $0.75 per share. The Company calculated the effect of EITF 98-5 and EITF 00-27 on the issuance and determined on a relative fair value basis that of the $3,802 net proceeds, $3,183 was attributable to sale of the Series C Shares and $619 was attributable to the sale of the Series C Warrants. The Company calculated the beneficial conversion feature for the Series C Shares to be $1,953.

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

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

  Dividends

        The Company has not declared or paid any cash dividends on its common stock or on its Series B Shares and Series C Shares. At December 31, 2008, cumulative, undeclared and unaccrued dividends on the Series B Shares and Series C Shares totaled $1,287 and $240, respectively.

  Convertible Series B

        Concurrent with the execution of the $4,000 secured Credit Agreement, the Company converted all outstanding Preferred Series A Stock ("Series A Shares") and accrued dividends and interest into 174,693 shares of Preferred Series B Stock ("Series B Shares"). On October 1, 2008, the $4,000 secured Credit Amendment was fully repaid as a result of the Company entering into the Revolver with PNC. The Company was in compliance with all of its debt covenants at the time the debt was redeemed. See Note 5 "Debt" to the Company's consolidated financial statements for additional discussion.

        In connection with the Financing discussed in Note 5, "Debt", the Company entered into an Amended and Restated Stockholders' Agreement with Camden, Alkhaleej, and the holders of Warrants (the "Warrant Holders"), dated as of July 19, 2006 (the "Amended Stockholders' Agreement"). The Amended Stockholders' Agreement amended and restated the Stockholders' Agreement, dated as of February 7, 2005. Pursuant to the Amended Stockholders' Agreement and the Certificate of Designation (as defined below), the Series B Stockholders are entitled to elect three directors to the Board of Directors (the "Series B Preferred Directors"). In addition, holders of the Preferred Series C Shares are entitled to vote with the Common Stock as a single class at shareholder's meetings, on an as-converted basis. Pursuant to the Amended Stockholders' Agreement, for so long as the Series B Stockholders are entitled to elect Series B Preferred Directors, the Company, each Series B Stockholder, and each Warrant Holder are required to take certain actions, including, without limitation, to establish the size of the Board at nine directors, to elect the Series B Preferred Directors, with such directors initially being Donald W. Hughes, David L. Warnock and Alwaleed Aldryann, and, within eighteen (18) months of the date of the Amended Stockholders' Agreement, to elect an independent director to replace an incumbent director. Additionally, Camden is required to vote all of its shares in favor of the Common Directors proposed by the Board of Directors' Governance Committee. Under the terms of the Amended Stockholders' Agreement, for as long as the loan is outstanding or Alkhaleej beneficially holds not less than seventy-five percent (75%) of the Series A Warrants issued, or the Common Stock issued pursuant to the Warrants, the Company, the holders of Series B Shares and Alkhaleej shall take all steps necessary to retain Mr. Aldryann as a Director. The Amended Stockholders' Agreement also provides that so long as Camden holds at least 25% of the Series B Shares, it will have board observation rights. Under the terms of the Amended Stockholders' Agreement, the Series B Stockholders may transfer Series B shares subject to a right of first refusal by the Company. Under the terms of the Amended Stockholders' Agreement, the Company granted preemptive rights with respect to future issuances of equity securities by the Company to each holder of at least 10,000 Series B Shares and each Warrant Holder, subject to customary exceptions.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

  Amended and Restated Registration Rights Agreement

        In connection with the Credit Agreement, the Company entered into an Amended and Restated Registration Rights Agreement, dated July 19, 2006, by and among the Company, Camden, Alkhaleej and the Warrant Holders (the "Amended Registration Rights Agreement"). The Amended Registration Rights Agreement amends and restates the Registration Rights Agreement, dated as of February 8, 2005, and filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 11, 2005. Pursuant to the terms of the Amended Registration Rights Agreement, the Company agreed to register the resale of the shares of Common Stock issuable upon conversion of the Series B Shares and the Warrants under the Securities Act of 1933, as amended (the "Securities Act") under certain circumstances. These rights include two opportunities to require registration by the Company, at any time after the Company is eligible to file a registration statement on Form S-3, as well as the right to participate in other registrations initiated by the Company or other stockholders. The Amended Registration Rights Agreement provides for customary indemnifications between the Company, Camden and the Warrant Holders. Under the Amended Registration Rights Agreement, the Company agreed not to grant registration rights with respect to Common Stock to any other person unless such rights are subordinate to those granted under the Amended Registration Rights Agreement. The Company has concluded that the registration rights agreement does not meet the definition of a derivative because it does not require the Company to have the registration statement declared effective by the end of a specified period or pay liquidating damages to the Series B shares if the registration statement is not declared effective or effectiveness is not maintained for a prescribed period. In reaching its conclusion, the Company utilized the guidance in FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements."

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

  Certificate of Designation of Series B Shares

        Subsequent to filing the Certificate of Decrease, on July 10, 2006, the Company filed a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (the "Certificate of Designation"), pursuant to which the Series B Shares are entitled to receive cumulative quarterly dividends at an initial rate of 8% per annum when, as and if declared by the Company's Board of Directors. On the fourth anniversary of the date of issuance, the dividend rate will increase to 12% per annum. Upon any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series B Shares are entitled to a liquidation preference in an amount equal to $37.50 per share, plus any accrued but unpaid dividends. At December 31, 2008, cumulative, undeclared and unaccrued dividends equaled approximately $1,287. A Change of Control (as defined in the Certificate of Designation) will be considered a liquidation event, unless a majority of the outstanding Series B Shares elect otherwise. The Series B Shares are convertible at any time, at the option of each holder of

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

Preferred Series B Shares, into fully paid and non-assessable shares of Common Stock, initially at the conversion rate is 20.8333 shares of Common Stock for one Series B Share. The current conversion rate is 24.3506 shares of Common Stock for one Series B Share. The conversion price of the Series B Shares is subject to adjustment in the event of a consolidation, merger subdivision or combination of shares or the issuance of stock dividends, in the event that the Company issues additional shares of Common Stock at a price per share which is less than the conversion price, or in the event that the Company issues warrants, options or other stock purchase rights for which the purchase price for the Common Stock is less than the conversion price. The Company has concluded that the embedded conversion feature in the Series B Shares does not qualify for bifurcation as it meets the scope exception of paragraph 11 as of SFAS No. 133, "Derivatives and Hedging Activities." The conversion feature is indexed to the Company's own common stock and meets the criteria of EITF 00-19- Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." At any time after February 7, 2007, the Company may convert all the Series B Shares into shares of Common Stock at the then-applicable conversion price; provided that the Common Stock meets certain requirements with respect to trading volume and price on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service, and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares. At any time after February 7, 2009, the Company may convert fifty percent (50%) of the Series B Shares into shares of Common Stock at the then-applicable conversion price; provided that the Common Stock meets a certain requirement with respect to its trading price on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service, and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares. The Company may convert all Preferred Series B Shares not previously converted any time after February 7, 2011; provided that the Common Stock meets a certain trading price requirement on the market or exchange on which the Common Stock is trading, or if none, by a nationally recognized quotation reporting service and there is then in effect a registration statement permitting the resale of the Common Stock received upon conversion of the Series B Shares. At any time after the sixth anniversary of the date that Series B Shares are first issued, the Company may redeem the Series B Shares, in whole or in part, at a redemption price equal to 2.25 times the original issue price of the Series B Shares, $37.50, plus an amount equal to the accrued but unpaid dividends thereon. Until the holders of Series B Shares own less than 50% of the Series B Shares originally issued, the Company cannot take certain actions without obtaining the approval of the holders of a majority of the outstanding Series B Shares, including the issuance, creation, designation, or authorization of any new equity securities having rights or preferences senior to or on parity with the Series B Shares, incur indebtedness in excess of $5,000, effect a single capital expenditure in excess of $2,500, or enter into an acquisition or joint venture for which the consideration is in excess of $2,500. As long as at least fifty percent (50%) of the Series B Shares issued upon the closing of the Exchange Agreement remain outstanding, the holders thereof shall be entitled to elect, at a meeting of such stockholders, three Series B Directors, who will not serve a classified term with the directors elected by the holders of Common Stock together with the holders of any other class or series of capital stock entitled to vote thereon. In addition, holders of the Preferred Series B Shares are entitled to vote with the Common Stock as a single class at stockholders' meetings, on an as-converted basis. The rights of the Series A

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

Shares have been eliminated and replaced by the rights granted under the Series B Shares. The rights of the Common Stock have been materially limited by the issuance of the Series B Shares. The general effect of the issuance of the Series B Shares upon the rights of the holders of the Common Stock is more fully described in the Certificate of Designation, as described above.

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

(b)
Restricted Stock

        A summary of restricted stock award activity as of December 31, 2008 and changes during the twelve months then ended is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2006	—	$—
Granted	350,000	$0.80
Vested	—	$—
Forfeited and expired	—	$—

Restricted stock outstanding at December 31, 2006	350,000	$0.80
Granted	340,000	$1.54
Vested	(345,000)	$1.17
Forfeited and expired	—	$—

Restricted stock outstanding at December 31, 2007	345,000	$1.17
Granted	—	$—
Vested	(175,000)	$(0.80)
Forfeited and expired	(170,000)	$(1.54)

Restricted stock outstanding at December 31, 2008	—	$—

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

        On August 24, 2007, the Company granted a total of 340,000 shares of restricted common stock to its CEO and three of its senior management employees. Under the terms of the applicable Restricted Stock Agreements, since the Company exceeded an Adjusted EBITDA (as defined in the applicable Restricted Stock Agreements) of $3,357 for the consecutive twelve month period ending December 31, 2007, 170,000 shares of the restricted shares vested. If the Company had reached its performance target of $7,565 in Adjusted EBITDA for the consecutive twelve month period ending December 31, 2008, an additional 170,000 shares of the restricted shares would have vested. Unvested shares are held by the Company in escrow and the individuals will be entitled to vote and receive dividends on such escrowed shares.

        The Company recognized $262 of compensation expense in the Company's consolidated financial statements for the year ended December 31, 2007. For the year ended December 31, 2008, the Company did not reach its performance target of $7,565 in Adjusted EBITDA, therefore the remaining 170,000 shares of restricted stock did not vest and reverted back to the Company. There are no remaining shares of restricted stock under this grant.

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

        The Company recognized $140 of compensation expense in the Company's consolidated financial statements for the year ended December 31, 2007 related to the vesting of 175,000 shares. As of December 31, 2008, the remaining 175,000 shares of the restricted stock had vested. For the year ended December 31, 2008, the Company recognized $140 of compensation expense for the remaining 175,000 restricted shares that vested in 2008. There are no remaining shares of restricted stock under this grant.

        The following supplemental disclosures are provided with respect to the Company's stock options and restricted stock awards:

	2008	2007	2006
Weighted average grant date fair value of options and restricted stock granted (per share)	$1.50	$1.44	$0.92
Intrinsic value of options exercised	$12	$209	$—

        In October 2007, the Company issued Edusoft, Ltd. ("Edusoft") 37,500 restricted shares of the Company's common stock as part of a settlement agreement. Edusoft shall not sell or transfer these restricted shares for a period of three years and during this time Edusoft shall vote the shares in favor of all matters supported by the Company's management which are brought before a vote of

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

stockholders. See also Note 15 "Commitments and Contingencies" to the Company's consolidated financial statements.

(c)
Stock Option Plans

        On November 6, 2007, the Company approved the 2007 Omnibus Equity Plan ("2007 Plan"), which provides for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. The 2007 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted, or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price at the date of exercise. All options were granted at the average of the Company's opening and closing price of its common stock as of the date of grant. As of December 31, 2008, options to purchase 320,000 shares have been issued under this plan.

        The Company also maintains a 1997 Omnibus Equity Plan ("1997 Plan"), which provides for the issuance of non-qualified options, incentive stock options, and stock appreciation rights. The 1997 Plan provides for the granting of options to purchase up to 2,250,000 shares of common stock. Incentive stock options are exercisable for up to ten years, at an option price of not less than the fair market value on the date the option is granted, or at a price of not less than 110% of the fair market price in the case of an option granted to an individual who, at the time of grant, owns more than 10% of the Company's common stock. Non-qualified stock options may be issued at such exercise price and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. Optionees may also be granted stock appreciation rights under which they may, in lieu of exercising an option, elect to receive cash or common stock, or a combination thereof, equal to the excess of the fair market value of the common stock over the option price at the date of exercise. All options were granted at the average of the Company's opening and closing price of its common stock as of the date of grant. As of December 31, 2007, there were 666,834 shares of common stock under the 1997 Plan available for future grant. The 1997 Plan expired on March 20, 2008 and no further shares will be granted under this plan.

        Independent directors of the Company hold options to acquire a total of 77,500 shares of common stock all of which were issued prior to 2006. Options were not issued to directors during 2008 or 2007. The exercise price under all such options was equal to the average of the Company's opening and closing price of its common stock as of the date of grant.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

        Changes in shares and disclosures required under SFAS 123R, under both the 2007 Plan and the 1997 Plan and other arrangements, for the year ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Shares	Weighted Average Price	Weighted Average Contractual Period (Yrs)	Aggregate Intrinsic Value ($ in thousands)
Options outstanding at January 1, 2006	1,569,266	$6.85
(1,569,266 shares exercisable)
Granted	1,151,000	$0.98
Exercised	—	$—
Forfeited and expired	(649,175)	$6.25

Options outstanding at December 31, 2006	2,071,091	$3.77
(1,080,091 shares exercisable)
Granted	340,000	$1.38
Exercised	(242,666)	$0.72
Forfeited and expired	(827,925)	$6.54

Options outstanding at December 31, 2007	1,340,500	$2.01
(523,170 shares exercisable)
Granted	320,000	$1.50
Exercised	(15,001)	$0.81
Forfeited and expired	(124,665)	$4.58

Options outstanding at December 31, 2008	1,520,834	$1.71	7.58	$23

Vested and expected to vest	1,410,198	$1.73	7.49	$23

Exercisable at December 31, 2008	768,005	$2.05	6.67	$19

        The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on the last trading day of the year (December 31, 2008) and the exercise price, multiplied by the number of in-the-money options outstanding, whether vested or not vested.

        The total fair value of stock options granted was $326, $301 and $379 during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, unrecognized compensation cost related to stock options outstanding as of December 31, 2008 was $489, which is expected to be recognized over a weighted average remaining vesting period of approximately 2 years. At December 31, 2007, unrecognized compensation cost related to stock options outstanding as of December 31, 2007 was $447, which is expected to be recognized over a weighted average remaining vesting period of approximately 2 years.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

        Outstanding stock options at December 31, 2008 under both the 2007 Plan and the 1997 Plan consist of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
$0.67 - $0.80	255,334	7.37	$0.76	167,667	$0.74
$0.81 - $1.10	275,000	8.10	$1.08	150,003	$1.09
$1.11 - $1.53	795,500	8.47	$1.51	255,335	$1.51
$1.54 - $10.92	182,000	3.76	$4.15	182,000	$4.15
$10.93 - $12.06	13,000	0.08	$11.36	13,000	$11.36

$0.67 - $12.06	1,520,834	7.58		768,005	$2.05

        As of December 31, 2007, there were 666,834 shares of common stock under the 1997 Plan available for future grant. The 1997 Plan expired on March 20, 2008 and no further shares will be granted under this plan.

        On November 6, 2007, the Board of Directors approved the 2007 Plan that made 2,000,000 shares of common stock available for future grants. As of December 31, 2008, options to purchase 320,000 shares have been issued under this plan.

        During 2007, the Company issued to its Board of Directors 74,750 shares of the Company's common stock in lieu of payment for Board of Director fees.

(d)
Warrants

  Series A Warrants

        The Company issued Series A Warrants (the "Series A Warrants") to the Lenders to purchase, in the aggregate, 2,000,000 shares of common stock of the Company. The Series A Warrants entitle the warrant holder to exercise the warrant to purchase common shares beginning after July 19, 2006, until July 19, 2011, at an exercise price of $1.50 per common share. The exercise price is subject to adjustment under certain circumstances specified in the Series A Warrants. In conjunction with the Series C Preferred Stock Offering described above, the Series A Warrants were amended and restated to reduce the exercise price per common share to $0.90 and to issue additional warrants.

  Series B Warrants

        The Company issued Series B Warrants (the "Series B Warrants") and together with the Series A Warrants, (the "Warrants") to the Lenders to purchase, in the aggregate, 666,667 shares of common stock of the Company. The Series B Warrant entitles the warrant holder to exercise the warrant to purchase common shares beginning August 15, 2007, until July 19, 2011, at an exercise price of $1.50 per share. In conjunction with the Series C Preferred Stock Offering described above, the Series B

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

14. Shareholders' Equity (Continued)

Warrants were amended and restated to reduce the exercise price per common share to $0.90 and to issue additional warrants.

  Series C Warrants

        The Series C Warrants to purchase Series C Warrant Shares entitle the holder to exercise the warrants from and after July 3, 2007, until July 3, 2012, at an exercise price of $0.75 per common share. The exercise price is subject to adjustment under certain circumstances as specified in the terms of the Series C Warrants. The Series C Warrants are not exercisable and are subject to cancellation in whole or in part commencing January 1, 2010 and ending three months prior to their expiration if the market value of the common stock for which such warrants are exercisable exceeds certain amounts as specified in terms of the Series C Warrants.

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

15. Commitments and Contingencies

  (a) Leases

        The Company leases its offices, training facilities and certain equipment under operating lease obligations. Operating leases expire on various dates through 2016.

        The future minimum lease payments under the non-cancelable operating leases are as follows:

2009	$3,036
2010	3,082
2011	2,099
2012	685
2013	606
2014 and thereafter	1,132

Total	$10,640

        Rent expense was $1,989, $3,701, and $7,381 for the years ended 2008, 2007, and 2006, respectively.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

15. Commitments and Contingencies (Continued)

        The future minimum sublease receipts under the non-cancelable operating leases are as follows:

2009	$1,161
2010	1,174
2011	863
2012	—
2013	—
2014 and thereafter	—

Total	$3,198

  (b) Litigation

        On October 16, 2007, the Company executed a settlement and mutual release agreement with Edusoft. This settlement agreement provides for the termination of the licensing agreement between the Company and Edusoft under which the Company had the right to use certain proprietary educational materials related to Edusoft's English Language teaching program. Pursuant to the terms of this agreement, all but three of the Company's franchises will discontinue using these Edusoft teaching programs. The Company will pay Edusoft a total of $375 and issue Edusoft 37,500 restricted shares of the Company's common stock. The Company has a balance of $125 payable to Edusoft as of December 31, 2008. Edusoft may not sell or transfer these restricted shares for a period of three years and during this time. Edusoft is obligated to vote the shares in favor of all matters supported by the Company's management which are brought before a vote of stockholders.

        The Company also is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  (c) Guarantees

        The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party. The Company had deposited $263 with state agencies to guarantee performance in various states in respect to providing training to consumers. In the event the Company abandoned training in a state, the state agency could have drawn against the deposits to satisfy undelivered training obligations. In addition, the Company had deposited $250 with a bank to comply with contractual obligations. The Company has fulfilled its obligations with the states and the bank and currently has no restricted cash balance as of December 31, 2008. The Company has agreed to indemnify its franchisees against any trademark infringement claims that may arise out of their use of the New Horizons' trademark. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

15. Commitments and Contingencies (Continued)

  (d) Lease Guarantees

        As a result of assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned locations, we are contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2015. As of December 31, 2008, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $10,960. The present value of these potential payments discounted at the Company's borrowing rate at December 31, 2008 was approximately $9,951. Our franchisees are the primary lessees under these leases.

  (e) Compliance Matters

  Late Filing of SEC Reports

        Due to the substantial time and effort management devoted to the completion of the tasks required for completing the 2004, 2005 and 2006 audits, management was unable to perform the control procedures and develop the financial information necessary to prepare the information required to be included in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. In addition, the Company was late in filing Form 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006, and filed those Forms concurrently with its Annual Report on Form 10-K for 2006. The Company was also late in filing its Form 10-Q for the quarterly period ended March 31, 2007, and filed it during the third quarter of 2007. In addition, the Company was unable to file, on a timely basis, the Annual Report on Form 10-K for the years ended December 31, 2005 and 2004. The Company has been timely with its periodic SEC Report filings since the second quarter of 2007.

16. Gain/Loss on Sale of Company-owned Training Centers

        During 2007, the Company sold and re-franchised four of its Company-owned training centers in Chicago, Cleveland, Anaheim and New York pursuant to asset sale agreements pursuant to which the buyers assumed net liabilities of $2,541. In addition, the buyers paid $300 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company's consolidated financial statements at any time during the twelve months ended December 31, 2007. In addition, due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,269 of the gross gain on the sale of these centers. The deferred gain at the date of sale consisted of a discount to the buyer on royalty revenue over a defined term in each respective agreement. Subsequent to the sales, a portion of the deferred royalty revenue related to these four sales and sales made in prior years was earned and recognized $979 through December 31, 2007 and $278 for the year ended December 31, 2008.

        During 2006, the Company sold and re-franchised its wholly owned Company-owned training centers in San Antonio, Charlotte, Memphis, Nashville, Atlanta, Hartford and Albuquerque pursuant to asset sale agreements for $1,650 in cash and notes plus assumption of liabilities of $2,439. The unsecured notes receivable totaled $203, bear interest at rates of 6% to 8% per annum and have

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

16. Gain/Loss on Sale of Company-owned Training Centers (Continued)

maturity dates over the next 12 to 24 months. The Company also disposed of fixed assets as a result of a relocation of its corporate facilities. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company's consolidated financial statements at any time during the year ended December 31, 2006. Due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred a portion of the gross gain on the sale of these centers of $1,374. The sale of fixed assets related to the Company's relocation of its corporate offices resulted in a net loss of approximately $195.

17. Other Income/Loss

        In 2006, the Company recorded a loss of $704 primarily incurred to terminate the Company's corporate Anaheim office lease.

18. Segment Reporting

        In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's business units have been segregated into two reportable segments, franchising and Company-owned locations. The two segments are managed separately due to differences in their sources of revenues and services offered. At December 31, 2008 and 2007, the Company-owned locations segment operated wholly-owned computer training centers in two metropolitan areas (six metropolitan areas at December 31, 2006) within the continental United States and generates revenue through the sale and delivery of training for PC applications and technical software training courses and business skills courses. The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables:

        For the year ended and at December 31, 2008:

	Franchising	Company-owned training centers	Consolidated
Total revenues—domestic	$16,987	$12,488	$29,475
Total revenues—international	7,762	—	7,762
Depreciation	738	177	915
Interest expense	(501)	(16)	(517)
Investment income	59	10	69
Income before provision for income taxes	3,839	1,668	5,507
Benefit for income taxes	880	383	1,263
Net income	$4,719	$2,051	$6,770
Amortization of debt issuance costs	$169	$—	$169
Goodwill	$11,865	$—	$11,865
Total assets	$23,999	$2,732	$26,731

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

18. Segment Reporting (Continued)

        For the year ended and at December 31, 2007:

	Franchising	Company-owned training centers	Consolidated
Total revenues—domestic	$17,298	$27,604	$44,902
Total revenues—international	6,735	—	6,735
Depreciation and amortization	392	223	615
Interest expense	(411)	(193)	(604)
Investment income	126	3	129
Income before provision for income taxes	2,859	3,570	6,429
Provision for income taxes	(891)	(206)	(1,097)
Net income	$1,968	$3,364	$5,332
Goodwill	$11,408	$—	$11,408
Total assets	$22,551	$2,725	$25,276

        For the year ended and at December 31, 2006:

	Franchising	Company-owned training centers	Consolidated
Total revenues—domestic	$22,016	$48,717	$70,733
Total revenues—international	5,947	—	5,947
Depreciation and amortization	1,209	517	1,726
Fixed asset impairment	391	—	391
Interest expense	(197)	(107)	(304)
Investment income	283	10	293
Income (loss) before provision for income taxes	5,356	(6,366)	(1,010)
Provision for income taxes	(846)	(173)	(1,019)
Net income (loss)	$4,510	$(6,539)	$(2,029)
Goodwill	$11,408	$—	$11,408
Total assets	$19,280	$8,330	$27,610

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

19. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended December 31, 2008 and 2007 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008
Revenues	$9,409	$9,909	$9,190	$8,729
Gross profit	5,682	6,219	5,951	5,380
Operating income	1,503	1,484	1,594	1,385
(Provision)/benefit for income taxes	(59)	(261)	(175)	1,758
Net income attributable to common shareholders—basic	$1,190	$951	$1,078	$2,867
Basic earnings per share attributable to common shareholders	$0.11	$0.08	$0.10	$0.25
Diluted earnings per share attributable to common shareholders	$0.06	$0.05	$0.05	$0.14
Year ended December 31, 2007
Revenues	$14,838	$13,309	$11,901	$11,589
Gross profit	7,439	7,078	6,641	6,364
Operating income	977	1,354	1,620	272
Gain (loss) on sale of Company-owned training centers	555	585	(180)	1,721
Provision for income taxes	(180)	(293)	(664)	40
Net income (loss) attributable to common shareholders—basic	$1,086	$1,497	$(2,482)	$1,794
Basic earnings (loss) per share attributable to common shareholders	$0.12	$0.14	$(0.23)	$0.16
Diluted earnings (loss) per share attributable to common shareholders	$0.11	$0.14	$(0.23)	$0.08

        During the fourth quarter of 2007, the Company sold and re-franchised its Company-owned training center in New York for a gain of $1,521. See Note 16 "Gain/Loss on Sale of Company- owned Training Centers for additional discussion See Note 6 "Property and Equipment" for additional discussion.

20. Subsequent Event

        On February 1, 2009, the Company acquired substantially all of the assets of Computer Education International, Inc. ("CEI"), the independently owned New Horizons Franchisee in Portland, Oregon. The transaction will be accounted for as a purchase transaction in accordance with SFAS 141(R), "Business Combinations." The purchase price includes cash payments of $36 to be paid in installments from July through December 2009, earn-out payments due in February 2011 and 2012 that are contingent on operating income of the business acquired and the assumption of certain liabilities. The assets of CEI will be recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill. The Acquisition was funded by the Company's new revolving credit facility.

Item 9.    Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

        None.

Item 9A.    Controls And Procedures.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making such assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

        The report of management on our internal control over financial reporting is set forth in Item 8 of this Annual Report and is incorporated herein by reference.

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

 PART III

Item 10.    Directors, and Executive Officers of the Registrant.

        The information required by this Item 10 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference.

Item 11.    Executive Compensation.

        The information required by this Item 11 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners, Management, and Related Shareholder Matters.

        The information required by this Item 12 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

Item 13.    Certain Relationships, Related Transactions, and Director Independence.

        The information required by this Item 13 of Form 10-K will be set forth in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item 14 of Form 10-K will be set forth in definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

Financial Statements

        The Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K.

Exhibits

        See the Exhibit Index on page 58 of this Annual Report on Form 10-K

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2009

By:	/s/ MARK A. MILLER Mark A. Miller President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK A. MILLER Mark A. Miller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2009
/s/ CHARLES J. MALLON Charles J. Mallon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2009
/s/ CURTIS LEE SMITH, JR. Curtis Lee Smith, Jr.	Chairman of the Board of Directors	March 20, 2009
/s/ ALWALEED ALDRYANN Alwaleed Aldryann	Director	March 22, 2009
/s/ ARNOLD M. JACOB Arnold M. Jacob	Director	March 23, 2009
/s/ WILLIAM H. HELLER William H. Heller	Director	March 23, 2009
/s/ DONALD W. HUGHES Donald W. Hughes	Director	March 20, 2009
/s/ ROBERT H. ORLEY Robert H. Orley	Director	March 23, 2009
/s/ DAVID L. WARNOCK David L. Warnock	Director	March 23, 2009

Exhibit Index:

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of the Company	(F)
3.2		Amended and Restated By-laws of the Company	(QQ)
3.3		Certificate of Amendment to Restated Certificate of Incorporation of New Horizons Worldwide, Inc.	(KK)
4.1		Specimen Certificate for Share of Common Stock, $.01 par value, of the Company	(C)
4.5		Certificate of Designation, Preferences and Rights of Series A Preferred Convertible Stock of the Company, dated February 7, 2005	(J)
4.6		Specimen Certificate for Share of Series A Convertible Preferred Stock, $.01 par value, of the Company	(J)
4.7		Certificate of Decrease Relating to Certificate of Designation, Preference sand Rights of Series A Convertible Preferred Stock of the Company, filed July 10, 2006	(BB)
4.8		Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company, filed July 10, 2006	(BB)
4.9		Certificate of Elimination of Series A Convertible Preferred Stock of the Company, dated July 20, 2006.	(BB)
4.10		Specimen certificate of the Series B Convertible Preferred Stock of the Company	(BB)
4.11		Form of Series A Warrant	(BB)
4.12		Form of Series B Warrant	(BB)
4.13		Stockholders' Agreement, dated as of February 8, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(J)
4.14		Registration Rights Agreement, dated as of February 8, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(J)
4.15
		Amended and Restated Stockholders' Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders.	(BB)
4.16
		Amended and Restated Registration Rights Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P., Alkhaleej Training and Education Corporation and the Warrant Holders	(BB)
4.17		Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of the Company dated July 2, 2007.	(FF)
4.18		Specimen certificate for shares of the Series C Convertible Preferred Stock.	(FF)
10.1	**	1997 Omnibus Equity Plan of the Company	(B)
10.2	**	Amendment No. 1 dated March 15, 2002 to the 1997 Omnibus Equity Plan of the Company	(G)

Exhibit No.		Description
10.3	**	Form of Stock Option Agreement executed by employee recipients of options under 1997 Omnibus Equity Plan	(D)
10.4	**	Key Employees Stock Option Plan of the Company	(A)
10.5	**	Amendment No. 1 to the Key Employees Stock Option Plan of the Company	(C)
10.9	**	Form of Stock Option Agreement executed by non-employee Director recipients of options under 1997 Omnibus Equity Plan	(B)
10.10		Form of Indemnity Agreement with Directors and Officers of the Company	(C)
10.11		Lease Agreement dated February 15, 2000, between New Horizons Worldwide, Inc. and Stadium Gateway Associates, LLC, guaranteed by the Company	(D)
10.12		Lease Agreement dated April 27, 2000, between New Horizons Worldwide, Inc. and 1114 Trizechahn-Swig, guaranteed by the Company	(E)
10.13		Revised Class Action Settlement and General Release Agreement	(I)
10.14		Series A Stock Purchase Agreement, dated as of February 7, 2005, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(J)
10.15		Credit Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic III, LLC and the Lenders named therein	(BB)
10.16		Preferred Stock Exchange Agreement, dated as of July 19, 2006, by and among the Company, Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P.	(BB)
10.17	**	Employment Agreement, dated July 5, 2006, by and between the Company and Mark A. Miller	(AA)
10.18	**	Nonqualified Stock Option Agreement, dated July 5, 2006, by and between the Company and Mark A. Miller.	(AA)
10.19	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated July 5, 2006, between the Company and Mark A. Miller.	(AA)
10.21	**	President and Chief Executive Officer Compensation	(Y)
10.24	**	Employment Agreement, dated February, 2006, between the Company and Mark A. Miller	(AA)
10.25	*
		Asset Purchase Agreement, dated September 15, 2005, by and between NHCLC of San Antonio, Inc., a Delaware corporation, and South Texas Horizons, L.P., a Texas limited partnership, Derek Wright, an individual, Scott Hardin, an individual, Robert Dupree, an individual and South Texas Horizons GP, L.L.C., a Texas limited liability company.	(CC)
10.26	*
		Asset Purchase Agreement, dated March 10, 2006, by and between New Horizons Computer Learning Center of Charlotte, Inc., a Delaware corporation, and Sukothai, Inc., a North Carolina corporation, and Kimberly Pongpat, an individual.	(CC)

Exhibit No.		Description
10.27	*	Asset Purchase Agreement, dated April 28, 2006, by and among New Horizons Computer Learning Center of Memphis, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; Integrated Learning Solutions Memphis, LLC, a Tennessee limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.	(DD)
10.28	*
		Asset Purchase Agreement, dated April 28, 2006, by and among: New Horizons Computer Learning Center of Nashville, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; GBWH Nashville, LLC, a Tennessee limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.	(DD)
10.29	*
		Asset Purchase Agreement, dated April 28, 2006, by and among: New Horizons Computer Learning Center of Atlanta, Inc., a Delaware corporation, together with its direct or indirect parent corporation, New Horizons Worldwide, Inc., on the one hand; GBWH Atlanta, LLC, a Georgia limited liability company; and David L. Weinstein, Robert J. Hussey, III, Stanley Graber and Joel W. Brown, each a natural person.	(DD)
10.30	*
		Asset Purchase Agreement, dated March 17, 2006, by and among; and between New Horizons Computer Learning Center of Hartford, Inc., a Delaware corporation, and NHCLC-Hartford, L.L.C., a Delaware limited liability company.	(DD)
10.31	*
		Asset Purchase Agreement, dated July 31, 2006 by and between New Horizons Computer Learning Center of Albuquerque, Inc., a Delaware corporation on the one hand, and R.A.R.E. Technologies, LLC, a New Mexico limited liability company and Robin Dennehey, Eric Lopez, Rick Dennehey and Audra Lopez, each an individual.	(EE)
10.32	**	Employment Letter Agreement, effective as of November 7, 2006, by and between the Company and Timothy A. Kleczka.	(MM)
10.33	**	Employment Letter Agreement, effective as of February 1, 2007, by and between the Company and Charles Mallon.	(FF)
10.34	**	Nonqualified Stock Option Agreement, dated as of February 1, 2007, to be entered into by and between the Company and Charles Mallon.	(FF)
10.35
		Asset Purchase Agreement, dated on March 31, 2007, by and among New Horizons Computer Learning Center of Cleveland, Ltd., L.L.C., a Delaware limited liability company, and New Horizons Worldwide, Inc., on the one hand, and NH Cleveland, LLC, a Michigan limited liability company, and M&J L.L.C., a Michigan limited liability company that is an affiliate of NH Cleveland, LLC on the other hand.	(GG)
10.36
		Asset Purchase Agreement, dated on March 31, 2007, by and among New Horizons Computer Learning Center of Chicago, Inc., a Delaware corporation, and New Horizons Worldwide, Inc., on the one hand; and NH Chicago, LLC, a Michigan limited liability company, and M&J L.L.C., a Michigan limited liability company that is an affiliate of NH Chicago, LLC on the other hand.	(GG)

Exhibit No.		Description
10.37		Asset Purchase Agreement, dated June 1, 2007, by and among New Horizons Computer Learning Center of Santa Ana, L.L.C., a Delaware limited liability company, and New Horizons Worldwide, Inc., on the one hand; and KML Enterprises, Inc., a California corporation, and Kevin M. Landry, a natural person who owns all of the equity of KML Enterprises.	(HH)
10.38		Series C Stock and Warrant Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Series C Stockholders.	(II)
10.39		Form of Series C Warrant.	(II)
10.40		Amendment No. 1 to Credit Agreement, dated as of July 3, 2007, by and among the Company, Camden LLC and the Lenders.	(II)
10.41		Form of Amended and Restated Series A-1 Warrant.	(II)
10.42		Form of Amended and Restated Series B-1 Warrant.	(II)
10.43		Form of Series A-2 Warrant.	(II)
10.44		Form of Series B-2 Warrant.	(II)
10.45		Second Amended and Restated Stockholders' Agreement, dated as of July 3, 2007, by and among the Company, the Series B Stockholders, the Series C Stockholders and the Warrant Holders.	(II)
10.46		Second Amended and Restated Registration Rights Agreement, dated as of July 3, 2007, by and among the Company, the Series B Stockholders, the Series C Stockholders and the Warrant Holders.	(II)
10.47		Voting Agreement, dated as of July 3, 2007, by and among the Company and the Stockholders named therein.	(II)
10.48	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Mark A. Miller.	(II)
10.49	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Charles J. Mallon.	(II)
10.50	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Timothy A. Kleczka.	(II)
10.51	**	New Horizons Worldwide, Inc. Restricted Stock Agreement, dated August 24, 2007, between the Company and Howard H. Mark.	(II)
10.52
		Asset Purchase Agreement, dated October 26, 2007, by and among New Horizons Computer Learning Center of Metropolitan New York, Inc., a Delaware corporation, and New Horizons Worldwide, Inc., on the one hand; and NHCLC-New York, L.L.C.	(JJ)
10.53	**
		Registration Statement with respect to 1,000,000 additional shares of its Common Stock that may be offered or sold pursuant to the 1997 Omnibus Equity Plan, as amended by the Amendment No. 1 to 1997 Omnibus Equity Plan.	(OO)
10.54	**	2007 Omnibus Equity Plan of the Company	(NN)
10.55	#	Software License Agreement, dated November 3, 2008 by and between Terillian Technologies Incorporated and New Horizons Computer Learning Centers, Inc.

Exhibit No.		Description
10.56	#	Asset Purchase Agreement, dated November 26, 2008, by and between New Horizons Learning Centers, Inc., a California corporation and Technology Training & Services Corporation, a California corporation, Phyllis Scott, an individual, and Clay Scott, an individual.
10.57		Revolving Credit Loan Agreement among New Horizons Worldwide, Inc. and PNC Bank dated as of October 1, 2008.	(PP)
10.58		Line of Credit Note among New Horizons Worldwide, Inc. and PNC Bank dated as of October 1, 2008.	(PP)
10.59		Revolving Credit Security Agreement among New Horizons Worldwide, Inc. and PNC Bank dated as of October 1, 2008.	(PP)
10.60		Revolving Credit Guaranty and Suretyship Agreement among New Horizons Worldwide, Inc. and PNC Bank dated as of October 1, 2008.	(PP)
10.61		Letter to the Securities and Exchange Commission from Squar, Milner, Peterson, Miranda and Williamson, LLP, dated June 11, 2008.	(RR)
21.1	#	New Horizons Worldwide, Inc Subsidiary Listing
23.1	#	Consent of Squar, Milner, Peterson, Miranda, & Williamson, LLP.
23.2	#	Consent of McGladrey & Pullen, LLP.
31.1	#	Rule 13a—14(a) Certification of the Company's Chief Executive Officer
31.2	#	Rule 13a—14(a) Certification of the Company's Chief Financial Officer
32.1	#	Section 1350 Certification of the Company's Chief Executive Officer
32.2	#	Section 1350 Certification of the Company's Chief Financial Officer

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

(MM)
Incorporated herein by reference to the appropriate exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

(NN)
Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (File No. 333-150427) dated April 24, 2008.

(OO)
Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (File No. 333-150428) dated April 24, 2008.

(PP)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated October 6, 2008.

(QQ)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated December 19, 2008.

(RR)
Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K dated June 20, 2008.