Form 10-K/A
period 2008-12-31
NEW HORIZONS WORLDWIDE INC
filed 2009-04-30
CIK 850414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

         The aggregate value of common stock of the registrant held by non-affiliates was approximately $7,611,456 (based upon the closing price of $1.69 per share of the of the registrant's common stock on the OTC "Bulletin Board" as of June 30, 2008). For purposes of making this calculation, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.

         The number of shares of the registrant's common stock outstanding as of April 27, 2009 was 11,570,269.

NEW HORIZONS WORLDWIDE, INC.
INDEX TO AMENDMENT NO. 1 TO ANNUAL REPORT
ON FORM 10K/A

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K (this "Amendment No. 1") of New Horizons Worldwide, Inc. ("New Horizons," the "Registrant" or the "Company" and together with our subsidiaries may also be referred to as "we," "us" or "our.") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission (the "SEC") on March 25, 2009 (the "Original Form 10-K").

        This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Company's definitive proxy statement not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the Company does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the Company is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

        This Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected.

Board of Directors

        David L. Warnock, 50, has served as the Company's Chairman of the Board since March 2009 and as was elected to the Company's Board of Directors in February 2005. Mr. Warnock is a founding member of Camden Partners Holdings, LLC (previously known as Cahill, Warnock & Company, LLC), an asset management firm established to make private equity investments. Prior to founding Camden Partners Holdings, LLC in 1995, Mr. Warnock had been employed from 1983 through 1995 at T. Rowe Price Associates. He was the President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, private equity partnerships. Mr. Warnock was also an Executive Vice President of the T. Rowe Price New Horizons Fund. Mr. Warnock serves on the boards of American Public Education, Inc., Nobel Learning Communities, Inc., Primo Water Corporation, Questar Assessment, Inc., Towne Park Ltd., CIBT School of Business and Technology Corp., Ranir, LLC and Camden Learning Corporation. Mr. Warnock is Chairman of the Center For Urban Families and serves on the boards of the University of Wisconsin Applied Security Analysis Program and the Georgia O'Keeffe Art Museum. Mr. Warnock is also a trustee on the board of the Baltimore Museum of Art. Mr. Warnock is a Chartered Financial Analyst.

        Alwaleed Aldryaan, 48, was elected to the Company's Board of Directors in July 2006. Mr. Aldryaan serves as President of Alkhaleej Training and Education Corporation, or Alkhaleej. He served in various computer-operations positions with the Saudi government until 1993, when he and four other individuals formed Alkhaleej. Alkhaleej became a New Horizons franchisee in 1994 and now operates 32 centers in Saudi Arabia and sub-franchises 11 others in the region.

        William H. Heller, 69, was a partner with the public accounting firm of KPMG Peat Marwick LLP from February 1971 until December 1991 and currently manages his own asset management firm, William H. Heller & Associates. He was elected as a director on July 1, 1992. Mr. Heller also serves as a director of Ohio Savings Financial Corporation, a Cleveland, Ohio-based savings and loan holding company. Mr. Heller has served as a member of the Company's Audit Committee and Compensation Committee during the term of his directorship. He is currently Chairman of the Audit Committee.

        Donald W. Hughes, 58, was elected to the Company's Board of Directors in July 2006. Mr. Hughes is a Managing Member and the Chief Financial Officer of Camden Partners Holdings, LLC. He is also a principal of Cahill, Warnock & Company, LLC where he holds similar positions. Prior to joining Camden Partners in 1997, Mr. Hughes served as Chief Financial Officer of Capstone Pharmacy Services, Inc., a public, small-cap institutional pharmacy-services provider from December 1995. He previously spent 11 years as Executive Vice President and Chief Financial Officer of Broventure Company, Inc., a closely held investment company, and 12 years in the audit division of Arthur Andersen LLP. Mr. Hughes has served on the boards of several public and private companies and presently serves on the boards of Questar Assessment, Inc. and The Maryland Food Bank. Mr. Hughes is a Certified Public Accountant.

        Arnold M. Jacob, 55, who was elected to the Company's Board of Directors in November 2007, is a principal of ATMF Realty and Equity Corporation in Bloomfield Hills, Michigan, a company that invests in real estate and business ventures. In addition to developing some five million square feet of commercial real estate, ATMF Realty and its affiliates own interests in businesses, including companies that distribute garden and seed products, manufacture ice cream-making equipment, operate inner-city movie theaters, manufacture sausage for major grocery chains and publish weekly newspapers. Through an affiliate, ATMF Renewable Energy, LLC, the company has recently invested in NextDiesel™, a biodiesel producer in Adrian, Michigan.

        Mark A. Miller, 60, has served as President and Chief Executive Officer of the Company since July 2006. From 2000 to 2006, Mr. Miller served as Group Executive Vice President for the Americas for Right Management, a career transition and organizational consulting services provider, where he was responsible for business in the Americas. Prior to joining Right Management, Mr. Miller served as Chairman and CEO of Signature Care Networks from 1994 to 2000, a consolidated surgical practice management company that he co-founded. From 1988 through 1994, Mr. Miller held a number of executive positions at Nutri/System, a consumer weight loss business. Prior to joining Nutri/System, Mr. Miller served as a division manager for PepsiCo.

        Robert H. Orley, 52, who was elected to the Company's Board of Directors in November 2007, is Vice President and a director of Real Estate Interests Group, Inc. in Bloomfield Hills, Michigan. Real Estate Interests Group, Inc. is a real estate development and management company. Mr. Orley also serves as a director of Mackinac Financial Corporation, a bank holding company, is Chairman and CEO of RheTech, Inc., a plastics compounder, and is a founding Board Member of Telemus Capital Partners, a financial advisory and private equity firm of Michigan. Since December 31, 2008, Mr. Orley has served as Chairman of the Governance Committee.

        Curtis Lee Smith, Jr., 80, has served as a Director since July 1986, and had the additional titles and duties of Chairman of the Board from July 1986 through March 2009, President from August 1989 through July 1992 and Chief Executive Officer from July 1986 to August 1999. Mr. Smith served as President of National Copper & Smelting Co., a Cleveland, Ohio-based manufacturer and distributor of copper products, from 1962 to 1985, and as President of NCS Holdings Corporation, a Cleveland, Ohio-based holding company which operated a copper tubing importing and fabricating business, from 1985 to 1988.

Executive Officers

        The following table sets forth the name, age, and position of each person who was serving as an executive officer as of December 31, 2008.

Name	Age	Position
Mark A. Miller	60	President, Chief Executive Officer and Director
Charles J. Mallon	52	Executive Vice President and Chief Financial Officer
Timothy A. Kleczka	48	Senior Vice President, Operations

        Set forth below is biographical information about our executive officers, except for Mr. Miller, whose biographical information is provided above. The executive officers are elected or appointed by the Board of Directors to serve until election or appointment and qualification of their successors or their earlier death, resignation or removal.

        Charles J. Mallon joined the Company in February 2007 as Executive Vice President of Finance and Administration and assumed the title of Chief Financial Officer in August 2007 upon the departure of Charles M. Caporale. Mr. Mallon was with Right Management from October 1996 through November 2006, where he served as Senior Vice President of Financial Operations until being promoted in September 1999 to the role of Executive Vice President & Chief Financial Officer. Right Management is a global provider of career transition and organizational consulting services. From October 1990 through October 1996, Mr. Mallon served as Senior Vice President & Chief Financial Officer of ACS Enterprises, Inc., a publicly traded wireless cable television provider. Prior to ACS Enterprises, Inc, Mr. Mallon spent twelve years in the Audit division of Ernst & Young. Mr. Mallon is a Certified Public Accountant.

        Timothy A. Kleczka has been with the Company since 1994. He was promoted to Senior Vice President of Operations in November 2006. Prior to his promotion, he served as Senior Vice President of our subsidiary New Horizons Computer Learning Centers EMEA, LLC, or EMEA. He joined EMEA in 1998 as Director of Franchise Support and was promoted to Vice President of New Horizons and Vice President of EMEA in 1999. Prior to that, Mr. Kleczka served as the General Manager of New Horizons Auckland, New Zealand from 1996 to 1998. He started his career with New Horizons at the company's original location in Santa Ana, California from 1994 to 1996, where he served as Vice President of Sales and Marketing. Mr. Kleczka is a United States Marine Corps veteran, a graduate of the Naval Air Traffic Control Academy, Memphis, Tennessee and a Certified Franchise Executive (CFE).

Board of Directors and Committee Meetings

        There are no family relationships among New Horizon's officers and directors.

        During the fiscal year ended December 31, 2008, the Board of Directors held a total of 7 meetings. Each member of the Board of Directors attended more than 75% of the meetings of the Board of Directors and of the committees of which he was a member.

        William H. Heller is an independent director within the meaning of NASDAQ Rule 4200(a)(15). The remaining directors would not be considered "independent" under such listing standards for various reasons. Though the majority of the Company's Board of Directors is not composed of "independent" directors, the majority of its Board of Directors is composed of non-management directors. The non-management directors reasonably believe that they are able to provide independent judgment on behalf of the Company.

        The Board of Directors has constituted a Governance Committee, a Compensation Committee, an Audit Committee and a Products and Services Committee.

        The Governance Committee met on two occasions in 2008 and operates under a charter approved by the Board of Directors. The Governance Committee is responsible for (i) identifying individuals qualified to become directors and selecting director nominees or recommending nominees to the Board of Directors for nomination, (ii) recommending nominees for appointment to committees of the Board of Directors, (iii) developing and recommending charters of committees of the Board of Directors and (iv) overseeing the corporate governance of New Horizons Worldwide and, as deemed necessary or desirable from time to time, developing and recommending corporate governance policies to the Board of Directors. The Governance Committee currently consists of Robert H. Orley (Chairman), Curtis Lee Smith, Jr. and Alwaleed Aldryaan. A copy of the charter of the Governance Committee is posted and available on the Corporate Governance link of the "About Us" section of the New Horizon's website, www.newhorizons.com. Information on our website is not incorporated by reference in this report.

        The Compensation Committee met on one occasion in 2008 and operates under a charter approved by the Board of Directors, and is responsible for (i) determining or recommending to the Board of Directors the compensation of the Chief Executive Officer and each other executive officer or any other officer who reports directly to the Chief Executive Officer based on the performance of each officer, (ii) making recommendations to the Board of Directors regarding stock option and purchase plans and other equity compensation arrangements and (iii) preparing reports regarding executive compensation for disclosure in New Horizons Worldwide proxy statements or as otherwise required by applicable laws. The Compensation Committee currently consists of David L. Warnock (Chairman) and Curtis Lee Smith, Jr., neither of whom is a member of Company management. A copy of the Compensation Committee charter is posted and available on the Corporate Governance link of the "About Us" section of the New Horizon's website, www.newhorizons.com. Information on our website is not incorporated by reference in this report.

        The Audit Committee operates under a charter approved by the Board of Directors. The Audit Committee's primary responsibilities are to (i) oversee New Horizons accounting and financial reporting policies, processes, practices and internal controls, (ii) appoint, compensate and oversee the independent registered public accounting firm, (iii) review the quality and objectivity of New Horizons Worldwide independent audit and financial statements and (iv) act as liaison between the Board of Directors and the independent registered public accounting firm. The Audit Committee currently consists of William H. Heller (Chairman), Donald W. Hughes and Arnold M. Jacob and met on four occasions in 2008. Though only Mr. Heller technically meets the definition of "independence" under the Sarbanes-Oxley Act, the Board of Directors has determined that no member of the Audit Committee has a relationship with the Company that is reasonably likely to interfere with the Audit Committee's ability to perform its functions. The Board of Directors believes that each member of the Audit Committee is financially literate and is qualified to serve on the Audit Committee. The Board of Directors further believes that Mr. Hughes qualifies as a "financial expert" on the basis of his business background and experience as he is a Certified Public Accountant and has served as the chief financial officer of several companies including his current employer, Camden Partners. The Board of Directors has also determined that Mr. Hughes will be able to exercise independent judgment and to perform his Audit Committee responsibilities in a fair and impartial manner. Accordingly, the Board of Directors has determined that the best interests of the Company require that Mr. Hughes remain as a member of the Audit Committee and be deemed to be the Audit Committee's financial expert. A copy of the Audit Committee charter is posted and available on the Corporate Governance link of the "About Us" section of the New Horizons website, www.newhorizons.com. Information on our website is not incorporated by reference in this report.

        The Products and Services Committee, formed on December 11, 2006, met on two occasions in 2008 and operates under a charter approved by the Board of Directors. The Products and Services Committee is responsible for (i) evaluating existing and future products and services available to the Company, its customers and its franchisees, (ii) identifying opportunities either through implementing existing ideas and/or products or acquiring new products, (iii) working with the Company's Franchise Advisory Council and selected franchisees to create added value to the franchise network, (iv) creating strategic partnerships with the major IT vendors, (v) working with senior management and the Company's products department to develop policies and procedures governing the implementation of new products, (vi) evaluating periodic reports from the Company's products department regarding new products and services and (vii) advising the Board of Directors regarding the major products and services being reviewed and implemented. The Products and Services Committee consists of Alwaleed Aldryaan (Chairman), David L. Warnock, Robert Orley and Mark A. Miller. Shane Kim, an employee of Camden Partners Holdings, LLC, is typically invited to participate in the Products and Services Committee's deliberations as an observer.

Code of Business Conduct and Ethics

        The Company's Board of Directors has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to all of the Company's directors and officers and certain of its employees. The Code of Conduct establishes policies and procedures that the Board of Directors believes promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest; full, fair, accurate, timely and understandable disclosure of financial and other information to the SEC and the public; compliance with all applicable laws and governmental rules and regulations; the appropriate use and treatment of tangible and intangible property of the Company, including its trade secrets and proprietary information and the protection of the Company's legitimate business interests, including corporate opportunities and confidential information; respect for the individuals, property and other rights of our employees, customers, suppliers and competitors; and deter wrongdoing. A copy of the Code of Conduct is posted and available on the Corporate Governance link of the "About Us" section of the New Horizon's website, www.newhorizons.com. Information on our website is not incorporated by reference in this report. Each of our officers, directors and employees is expected to be familiar with the Code of Conduct and to adhere to those principles and procedures set forth in the Code of Conduct that apply to them. The Company will provide a copy of the Code of Conduct to any stockholder who requests it.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

        Section 16(a) of the Exchange Act requires the Company's named executive officers, directors and persons who own 10% or more of the Company's common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Named executive officers, directors and 10% or greater stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during 2008; however, Alwaleed Aldryaan has not yet filed any reports and is not required to do so.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table—2008

        The following table shows compensation earned by the Company's named executive officers for the fiscal years ended December 31, 2008 and 2007:

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other compensation(2)	Total
Mark A. Miller	2008	$351,750	$386,925	$96,250	$15,644	—	—	$12,000	$862,569
President,	2007	$344,206	$360,962	$246,400	$78,376	—	—	$6,000	$1,035,944
Chief Executive Officer and Director
Charles M. Caporale(3)	2008	$28,942	—	—	—	—	—	—	$28,942
Former Senior Vice	2007	$227,980	—	—	—	—	—	—	$227,980
President and Chief
Financial Officer
Charles J. Mallon(4)	2008	$289,783	$145,125	—	$10,429	—	—	—	$445,337
Chief Financial Officer	2007	$240,923	$135,000	$92,400	$11,323	—	—	—	$479,646
Timothy E. Kleczka	2008	$268,317	$134,375	—	$10,429	—	—	$3,153	$416,274
Senior Vice President—	2007	$275,549	$122,500	$92,400	—	—	—	$129,340	$619,789
Operations

(1)
Salary adjustments for our named executive officers are reviewed by the Compensation Committee on an annual basis.

(2)
No named executive officer received perquisites or other personal benefits having a value exceeding the lesser of (i) 10% of such executive's salary and bonus for 2008 and 2007 or (ii) $10,000.

(3)
Mr. Caporale resigned as Senior Vice President and Chief Financial Officer of the Company on August 10, 2007. Mr. Caporale received a severance package which included six months of salary continuation ($107,500), $10,000 for consulting fees and vesting of 50,000 options.

(4)
Mr. Mallon joined the Company on February 1, 2007 as Executive Vice President of Finance and Administration and assumed the title of Chief Financial Officer on August 10, 2007 upon the departure of Mr. Caporale. Mr. Mallon receives an annual salary of $270,000. He was entitled to participate in the Company's annual cash bonus program for 2007, with a target bonus of 50% of his annual salary. In addition, Mr. Mallon received options to purchase 50,000 shares of the Company's common stock. The amounts for 2007 represent the pro-rata share of his annual compensation.

Outstanding Equity Awards at Fiscal Year End—2008

        The following table provides details regarding outstanding equity awards for our named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (1)	Number of Securities Underlying Unexercised Options # Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested
Mark A. Miller	175,334	87,666		$1.50	7/5/2016	—	—
President and Chief	87,667	87,667		0.80	7/5/2016
Executive Officer	80,000	160,000		1.53	8/23/2017
and Director		45,000		1.50	3/4/2018
Charles J. Mallon	16,667	33,333		$1.07	2/1/2017	—	—
Executive Vice		30,000		1.50	3/4/2018
President and Chief
Financial Officer
Timothy A. Kleczka	5,000	—		$6.91	8/16/2012	—	—
Senior Vice	2,500	—		5.79	1/2/2014
President—	20,000	—		3.85	1/18/2015
Operations	15,000	—		0.67	1/13/2016
	40,000	20,000		1.10	12/26/2016
		30,000		1.50	3/4/2018

(1)
On December 12, 2005, the Board of Directors of the Company, upon the recommendation of the Board's Compensation Committee, approved the acceleration of the vesting of all outstanding stock options held by employees and named executive officers at that date that were unvested.

(2)
Options granted in January and February 2006 vested in one year. Options granted in July and December 2006 and February and August 2007 and March 2008 vest ratably over a three-year period.

(3)
There are no restricted shares outstanding as of December 31, 2008.

Potential Payments Upon Termination or Change-in-Control

Employment Agreement with Mark A. Miller

        On July 5, 2006 the Company entered into an employment agreement with Mark A. Miller (the "Employment Agreement") to serve as the Company's President and Chief Executive Officer. Pursuant to the terms of the Employment Agreement, in the event that the Company terminates Mr. Miller's employment without Cause, or Mr. Miller resigns for Good Reason (each as defined in the Employment Agreement), the Company will continue to pay Mr. Miller's salary for a period of twelve months. Mr. Miller's current annual salary is $335,000. Upon a Change of Control (as defined in the Employment Agreement), Mr. Miller may elect to terminate his employment, in which case he will receive (i) a lump sum payment equal to twelve months salary and an amount equal to the most currently paid annual performance bonus, if the total consideration paid in connection with the transaction, or the fair market value of the Company at the time of the Change of Control due to a majority change in the Board of Directors, is less than $25 million or (ii) a lump sum equal to twenty-four months salary and an amount equal to the two most currently paid annual performance bonuses, if the total consideration paid in connection with the transaction, or the fair market value of the Company at the time of the Change of Control due to a majority change in the Board of Directors, is equal to or greater than $25 million. In the event of a Change of Control, regardless of consideration paid or fair market value of the Company at that time, the Company will provide Mr. Miller with career transition services in an amount not to exceed $25,000.

DIRECTOR COMPENSATION
Director Compensation—2008

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Alwaleed Aldryann	$30,000	$22,500	—	—	—	—	$52,500
William H. Heller(3)	$35,000	$22,500	—	—	—	—	$57,500
Camden Partners Holdings, LLC(1)	$62,500	$45,000	—	—	—	—	$107,500
Arnold M. Jacob	$30,000	$22,500	—	—	—	—	$52,500
Robert H. Orley	$25,000	$22,500	—	—	—	—	$47,500
Simius Corporation(2)	$37,500	$—	—	—	—	—	$37,500
Curtis Lee Smith, Jr.	$35,000	$22,500	—	—	—	—	$57,500
Richard L. Osborne	$—	$22,500	—	—	—	—	$22,500

(1)
Director's fees for David L. Warnock and Donald Hughes were paid to Camden Partners Holdings, LLC at the instruction of both Mr. Warnock and Mr. Hughes.

(2)
Director's fees for Richard L. Osborne were paid to Simius Corporation at the instruction of Mr. Osborne.

(3)
Stock awards for William H. Heller were issued to William Heller & Associates at the instruction of Mr. Heller.

        Directors are entitled to an annual fee of $25,000 plus $5,000 for each committee membership. In addition, committee members are entitled to additional fees for services as committee members, as follows: Chair of Audit Committee: $5,000; Chair of Other Committees: $2,500. Mr. Miller, the Company's Chief Executive Officer, is not included in this table as he is an employee and receives no additional compensation for his services as a director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The number of shares of common stock beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any common stock shares as to which the individual or entity has sole or shared voting power or investment power and includes any common stock shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of April 27, 2009, through the exercise of any warrant, stock option or other right, including the right to convert outstanding shares of our preferred stock into common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of our common stock underlying options and warrants that are exercisable within 60 days of April 27, 2009, and including that person's right to convert outstanding shares of our preferred stock into common stock, are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 11,570,269 shares of common stock outstanding as of April 27, 2009. Unless otherwise indicated, the address of all individuals and entities listed below is 1900 S. State College Blvd, Suite 120, Anaheim, CA 92806.

        The following table sets forth information with respect to common stock owned on April 27, 2009, unless otherwise noted, by each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock at such date, the number of shares owned by each such person and the percentage of the outstanding shares represented thereby. The table also lists beneficial ownership of common stock by each of the Company's directors and each named executive officer included in the summary compensation table set forth above and all directors and executive officers as a group. Unless indicated otherwise, the address of each director and named executive officer is 1900 S. State College Blvd., Suite 120, Anaheim, California 92806:

	Shares of Common Stock Beneficially Owned	Series B Converted	Series C Converted	Total Shares of Common Stock Beneficially Owned	Percent of Class
Mark A. Miller(1)	1,095,513			1,095,513	9.5%
Charles J. Mallon(2)	118,334			118,334	1.0%
Timothy A. Kleczka(3)	134,500			134,500	1.2%
Curtis Lee Smith, Jr(4)	957,551			957,551	8.3%
Alwaleed Aldryaan(5)	2,024,553		444,447	2,469,000	20.5%
William H. Heller(6)	62,279			62,279	0.5%
Donald Hughes(7)	987,660	4,253,879		5,241,539	33.1%
Arnold M. Jacob(8)	1,112,500		1,999,996	3,112,496	22.9%
Robert H. Orley(9)	522,500		1,999,996	2,522,496	18.6%
Richard L. Osborne(10)	52,303			52,303	0.5%
David L. Warnock(7)	997,660	4,253,879		5,251,539	33.2%
Camden Partners Strategic III, LLC(7)	1,024,865	4,253,879		5,278,744	33.4%
500 East Pratt Street, Suite 1200, Baltimore, MD 21202
NH Investment LLC (NHI)(9)	400,000		1,999,996	2,399,996	17.7%
40900 Woodward Ave., Suite 130, Bloomfield Hills, MI 48304
ATMF New Horizons, LLC (ATMF)(8)	400,000		1,999,996	2,399,996	17.7%
6735 Telegraph Road, Suite 110, Bloomfield Hills, Michigan, 48301

	Shares of Common Stock Beneficially Owned	Series B Converted	Series C Converted	Total Shares of Common Stock Beneficially Owned	Percent of Class
Ingalls & Snyder LLC(11)	1,088,500			1,088,500	9.4%
61 Broadway, New York, NY 10006
Stuart O. Smith(12)	1,012,438			1,012,438	8.8%
George S. Rich(13)	950,455			950,455	8.2%
904 S. Broadway, Baltimore, MD 21231
Financial & Investment Management Group, Ltd (FIMG)(14)	692,613			692,613	6.0%
111 Cass Street, Traverse City, MI 49684
Osmium Partners (John H. Lewis)(15)	820,423			820,423	7.1%
388 Market St., Suite 920, San Francisco, CA 94111
All Directors and Executive Officers as a Group (14 persons)(16)	8,226,188	8,507,758	4,444,439	15,936,846	65.0%

(1)
Mr. Miller's ownership figure includes 358,002 shares of common stock which may be acquired upon the exercise of immediately exercisable stock options. Mr. Miller's ownership of 410,332 options not exercisable within 60 days of April 27, 2009 is excluded from the table above.

(2)
Mr. Mallon's ownership figure includes 43,334 shares of common stock which may be acquired upon the exercise of immediately exercisable stock options. Mr. Mallon's ownership of 66,666 options not exercisable within 60 days of April 27, 2009 is excluded from the table above.

(3)
Mr. Kleczka's ownership figure includes 132,500 shares of common stock which may be acquired upon the exercise of immediately exercisable stock options. Mr. Kleczka's ownership of 122,500 options not exercisable within 60 days of April 27, 2009 is excluded from the table above.

(4)
These shares are owned directly by the Declaration of Trust of Curtis Lee Smith, Jr., of which Mr. Curtis Lee Smith, Jr., is settlor and trustee.

(5)
Mr. Aldryaan's ownership figure includes 1,900,910 shares of common stock which may be acquired upon the exercise of warrants received as part of the $4,000,000 Credit Agreement with the Company. His ownership figure also includes 88,889 shares of common stock which may be acquired upon the exercise of warrants and 444,447 shares of common stock which may be acquired upon the conversion of 14,337 shares of Series C Preferred Stock issued to Alkhaleej Training and Education Corporation, of which Mr. Aldryaan is the Chief Executive Officer.

(6)
Mr. Heller's ownership figure includes 20,000 shares which may be acquired upon the exercise of immediately exercisable stock options.

(7)
Mr. Hughes and Mr. Warnock are managing members of Camden Partners Strategic III, LLC ("CPS III") which is the sole general partner of the Camden Partners Strategic Fund III, L.P. ("Fund III") and Camden Partner Strategic Fund III-A, L.P. ("Fund III-A" and together with "Fund III", the "Funds"). Collectively, the Funds hold warrants exercisable into 950,455 shares of common stock and 174,693 shares of Series B Preferred Stock (the "Series B Shares") convertible into 4,253,879 shares of common stock. Fund III holds warrants exercisable into 912,436 shares of common stock and 167,723 Series B Shares convertible into 4,084,156 shares of common stock and Fund III-A holds warrants exercisable into 38,019 shares of common stock and 6,970 Series B Shares convertible into 169,724 shares of common stock. Based solely on information in a

  Schedule 13-D/A filed with the SEC dated February 14, 2008, because of their relationship as affiliated entities, each of the Funds may be deemed to own beneficially the securities held of record by the other. Additionally, as the sole general partner of the Funds, CPS III may be deemed to own beneficially the securities held of record by each of the Funds, and the managing members of CPS III may be deemed to own beneficially the securities held of record by each of the Funds. Mr. Hughes' and Mr. Warnock's respective beneficial ownership figures include the shares held by the Funds although both disclaim beneficial ownership of the securities held by the Funds. Mr. Hughes' and Mr. Warnock's respective beneficial ownership figures each include 37,205 shares of common stock issued as payment for director fees to Camden Partners Holdings, LLC, of which Mr. Hughes is a Managing Member and the Chief Financial Officer and Mr. Warnock is a Managing Member and the President. Mr. Warnock's beneficial ownership figure also includes 10,000 shares of common stock which may be acquired upon the exercise of immediately exercisable stock options.

(8)
Based solely on a Schedule 13-D filed with the SEC on July 12, 2007, Mr. Jacob is the beneficial owner of 690,000 shares of common stock, over which he has sole disposition power, and, pursuant to the terms of a voting agreement, shared voting power with Mr. Orley. These 690,000 shares of common stock are included in the beneficial ownership number of Mr. Jacob. ATMF New Horizons, LLC ("ATMF") is the record owner of 64,516 shares of Series C Preferred Stock, which are convertible into 1,999,996 shares of common stock. Mr. Jacob, as managing member of ATMF, has shared disposition power and shared voting power with ATMF with respect to these shares of Series C Preferred Stock and, pursuant to the terms of a voting agreement, shared voting power with Mr. Orley with respect to these shares. ATMF is the record owner of warrants exercisable into 400,000 shares of common stock. These warrants are immediately exercisable for an exercise price of $0.75 per share until July 3, 2012, except that such warrants may not be exercised for a period beginning January 1, 2010 through April 4, 2012 and are subject to certain cancellation provisions during this period in the event of a predetermined increase in the market price of the common stock, as further described in the form of such warrant. The shares of Series C Preferred Stock and the shares of common stock underlying the warrants held by ATMF are included in the beneficial ownership figure of Mr. Jacob.

(9)
Mr. Orley is the joint beneficial owner with his wife of 100,000 shares of common stock, over which he has shared disposition and voting power with his wife and, pursuant to the terms of a voting agreement, shared voting power with Mr. Jacob. Based solely on a Schedule 13-D filed with the SEC on July 12, 2007, Mr. Orley is the President, Secretary and Treasurer of NH Manager, Inc. ("NH Manager"). NH Manager is the sole manager of NH Investment LLC ("NHI"). NHI is the record owner of 64,516 shares of Series C Preferred Stock, which are convertible into 1,999,996 shares of common stock. NH Manager, as sole manager of NHI, and Mr. Orley, as President of NH Manager, have shared disposition power and shared voting power with respect to these shares of Series C Preferred Stock. Pursuant to the terms of a voting agreement, Mr. Orley also has shared voting power with Mr. Jacob with respect to these shares. NHI is the record owner of warrants exercisable into 400,000 shares of common stock. Such warrants are immediately exercisable at the exercise price of $0.75 per share until July 3, 2012, except that such warrants may not be exercised for a period beginning January 1, 2010 until April 3, 2012 and are subject to certain cancellation provisions during the non-exercise period in the event of a predetermined increase in the market price of the common stock, as further described in the form of such warrant. NH Manager, as sole manager of NHI, and Mr. Orley, as President of NH Manager, have shared disposition power of these warrants and shared voting and disposition power over the shares of common stock underlying such warrants. The shares of Series C Preferred Stock and the shares of common stock underlying the warrants held by NHI are included in the beneficial ownership figure of Mr. Orley.

(10)
Mr. Osborne's beneficial ownership figure includes 20,000 shares which may be acquired upon the exercise of immediately exercisable stock options. As of December 31, 2008, Mr. Osborne retired from the Company's Board of Directors.

(11)
Based solely upon information in a Schedule 13-G filed with the SEC dated January 28, 2009, Ingalls & Synder LLC has authority and responsibility for investment, voting and disposition decisions for 1,088,500 shares of common stock, which aggregate number includes 973,500 shares of common stock owned by Underhill Partners LP.

(12)
These shares of common stock are owned directly by the Declaration of Trust of Stuart O. Smith, of which Mr. Stuart O. Smith is settlor and trustee.

(13)
Mr. Rich's beneficial ownership figures represents common stock underlying warrants received as part of a $4,000,000 Credit Agreement with the Company.

(14)
Based solely upon information in a Schedule 13-G filed with the SEC dated January 29, 2008, Financial & Investment Management Group, Ltd ("FIMG") has shared voting and dispositive power of these shares. FIMG is a registered investment advisor managing individual client accounts. All shares are owned by these individual clients. Because of this, FIMG disclaims beneficial ownership.

(15)
Based solely upon information in a Schedule 13-G filed with the SEC dated February 17, 2009, John H. Lewis has authority and responsibility for investment, voting and disposition decisions for Osmium Partners, LLC, Osmium Capital, LP, Osmium Capital II, LP, and Osmium Spartan, LP.

(16)
The ownership figure of directors and named executive officers as a group includes 674,671 shares, which may be acquired upon the exercise of immediately exercisable stock options, 174,693 shares of Series B Preferred Stock convertible into 4,253,879 shares of common stock, 143,369 shares of Series C Preferred Stock convertible into 4,444,439 shares of common stock, and warrants exercisable into 3,740,254 shares of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        No executive officer, director or nominee for director of the Company has been indebted to the Company or has acquired a material interest in any transaction to which the Company is a party, during the last fiscal year.

        Related Party Transaction Approval Policy.    Our Code of Conduct mandates that officers and directors bring promptly to the attention of our compliance officer, currently our Chief Financial Officer, any transaction or series of transactions that may result in a conflict of interest between that person and the Company. Furthermore, our Audit Committee must review and approve any "related party" transaction as defined in item 404(a) of Regulation S-K, promulgated by the SEC, before it is consummated. Following any disclosure to our compliance officer, the compliance officer will then typically review with the chairman of our Audit Committee the relevant facts disclosed by the officer or director in question. After this review, the chairman of the Audit Committee and the compliance officer determine whether the matter should be brought to the Audit Committee or the full Board of Directors for approval. In considering any such transaction, the Audit Committee or the Board of Directors, as the case may be, will consider various relevant factors, including, among others, the reasoning for the Company to engage in the transaction, whether the terms of the transaction are arm's length and the overall fairness of the transaction to the Company. If a member of the Audit Committee or the Board of Directors is involved in the transaction, he or she will not participate in any of the discussions or decisions about the transaction. The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        McGladrey & Pullen, LLP ("McGladrey") audited New Horizons Worldwide's consolidated financial statements for the year ended December 31, 2008. Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") audited New Horizons Worldwide's consolidated financial statements for the year ended December 31, 2007.

2008 and 2007 Summary of Fees Paid to Independent Registered Public Accounting Firms

        The Company retained Grant Thornton LLP ("Grant Thornton") as its auditors for its 2003 fiscal year following the resignation of Deloitte & Touche. The engagement of Grant Thornton was approved by the Audit Committee of the Board of Directors and affirmed by the entire Board of Directors.

        As previously disclosed in a Current Report on Form 8-K dated July 21, 2005, during the course of their audit of the financial statements for the year ended December 31, 2004, Grant Thornton advised the Company that due to their identification of material weaknesses in the systems of internal control, the scope of their work would need to be expanded significantly in order to complete the audit and render an auditors' report for 2004. Subsequently, as disclosed in an amended Current Report on Form 8-K dated October 3, 2005, Grant Thornton advised the Company that even after expanding the scope of their work, they were unable to complete the audit for 2004 and were terminating the client-auditor relationship.

        Following the resignation of Grant Thornton, the Audit Committee engaged Squar Milner to perform the audit for the year ended December 31, 2004. During the course of their audit of 2004, Squar Milner and the Company identified a number of adjustments that required the Company to restate the previously issued audited financial statements for the year ended December 31, 2003 and unaudited interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. The 2003 unaudited financial results have been restated and filed on a Current Report on Form 8-K dated November 6, 2006. The unaudited quarterly results for the quarters ended March 31, June 30 and September 30, 2004 have been restated and filed on amended Quarterly Reports on Form 10-Q/A dated January 31, 2007.

        The 2004 audited financial results have been filed on a Current Report on Form 8-K dated November 6, 2006. The 2005 audited financial results have been filed on a Current Report on Form 8-K dated February 20, 2007. Squar Milner issued unqualified audit reports for each of these years.

        On June 11, 2008, New Horizons Worldwide dismissed Squar Milner as the Company's independent registered public accounting firm. The audit reports of Squar Milner on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Squar Milner's report on the consolidated financial statements of the Company as of and for the years ended December 31, 2007 and 2006 contained a separate paragraph stating that:

    "As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007. Also, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment."

        During the fiscal years ended December 31, 2007 and 2006 and the subsequent interim period ended June 11, 2008, there were no disagreements with Squar Milner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Squar Milner, would have caused Squar Milner to make reference to the subject matter of the disagreement(s) in connection with any of its reports.

        On June 11, 2008, the Company approved the engagement of McGladrey as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008. During the two most recently completed fiscal years and through June 11, 2008, the Company did not consult with McGladrey regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that McGladrey concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (2) any matter that was the subject of a "disagreement" or a "reportable event" as provided in Item 304(a)(2)(ii) of Regulation S-K.

        Both the dismissal of Squar Milner disclosed above and the engagement of McGladrey were approved by the Audit Committee.

Accounting Fees

        All auditing and permissible non-audit services provided by the Company's independent auditor are pre-approved by the Audit Committee in accordance with the Audit Committee Charter. Fees paid for services rendered by McGladrey and Squar Milner for 2008 and 2007 were as follows:

	2008	2007
Audit fees	$261,200	$596,424
Audit-related fees(1)	8,100	10,800
Tax fees	—	—
All other fees	—	—

Total fees	$269,300	$607,224

(1)
Audit fees consisted principally of fees billed to the Company for professional services performed for the audit of consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, for review of financial statements included in our Form 10-Qs, and for services generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory and regulatory filings or engagements.

REPORT OF THE AUDIT COMMITTEE

        As part of its oversight of the Company's financial statements, the Audit Committee reviewed and discussed with both management and the Company's outside auditors all financial statements prior to their issuance. Management advised the Audit Committee in each case that all financial statements were prepared in accordance with generally accepted accounting principles, and reviewed significant accounting issues with the Audit Committee. These reviews included discussion with the outside auditors of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees).

        The Audit Committee also discussed with McGladrey matters relating to its independence, including a review of audit and non-audit fees and the written disclosures made to the Audit Committee pursuant to Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). In addition, the Audit Committee reviewed major initiatives and programs aimed at strengthening the effectiveness of the Company's internal control structure. As part of this process, the Audit Committee continued to monitor the scope and adequacy of the Company's internal auditing program, reviewing staffing levels and steps taken to implement recommended improvements in internal procedures and controls.

        Taking all of these reviews and discussions into account, the Audit Committee recommended to the Board of Directors that the Board of Directors approve the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.

Audit Committee

William H. Heller (Chairman)
Donald W. Hughes
Arnold M. Jacob

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

Exhibits

        See the Exhibit Index on page 17 of this Amendment No. 1.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2009

By:	/s/ MARK A. MILLER Mark A. Miller President, Chief Executive Officer and Director
By:	/s/ CHARLES J. MALLON Charles J. Mallon Executive Vice President and Chief Financial Officer

Exhibit Index:

Exhibit No.	Description
31.1#	Rule 13a-14(a) Certification of the Company's Chief Executive Officer
31.2#	Rule 13a-14(a) Certification of the Company's Chief Financial Officer
32.1#	Section 1350 Certification of the Company's Chief Executive Officer
32.2#	Section 1350 Certification of the Company's Chief Financial Officer

#
Filed herewith.