Form 10-Q
period 2009-03-31
NEW HORIZONS WORLDWIDE INC
filed 2009-05-14
CIK 850414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at May 7, 2009: 11,570,269

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

The Company’s results may differ significantly from the results discussed in the forward-looking statements.  Readers should not place undue reliance on these forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  Forward-looking statements involve certain factors, including risks and uncertainties that may cause actual results to differ materially from those contained in any forward-looking statements.  These factors include but are not limited to other risks and uncertainties as discussed under the heading Item 1A, “Risk Factors,” contained within our Annual Report on Form 10-K for the year ended December 31, 2008 and other risks and uncertainties detailed from time to time in our public announcements and SEC filings.

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$434	$639
Accounts receivable, net	6,213	5,340
Prepaid expenses	1,128	1,001
Deferred tax asset	2,429	2,429
Refundable income taxes	175	158
Other current assets	121	134
Total current assets	10,500	9,701

Property and equipment, net	4,838	4,873
Goodwill and other intangibles, net	12,909	11,865
Debt issuance costs, net	36	40
Other assets	252	252
Total assets	$28,535	$26,731

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,060	$853
Deferred revenue	4,441	3,513
Other current liabilities	5,948	7,840
Total current liabilities	11,449	12,206

Revolving credit facility, net	3,215	754
Deferred rent	607	658
Deferred tax liability	457	457
Other long-term liabilities	306	48
Total liabilities	16,034	14,123

Commitments and contingencies	—	—

Shareholders’ equity:
Convertible preferred stock Series C, no par value, 200,000 shares authorized, 143,369 and 172,043 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively. Liquidation preference of $23.25 per share	3,168	3,802
Convertible preferred stock Series B, no par value, 200,000 shares authorized, 174,693 shares issued and outstanding at March 31, 2009 and December 31, 2008. Liquidation preference of $37.50 per share	5,611	5,611
Common stock, $.01 par value, 30,000,000 shares authorized 11,755,269 and 11,635,269 shares issued; 11,570,269 and 11,450,269 shares outstanding at March 31, 2009 and December 31, 2008, respectively	118	116
Additional paid-in capital	50,591	49,920
Accumulated deficit	(45,689)	(45,543)
Treasury stock at cost - 185,000 shares of common stock at March 31, 2009 and December 31, 2008, respectively	(1,298)	(1,298)
Total shareholders’ equity	12,501	12,608
Total liabilities and shareholders’ equity	$28,535	$26,731

See accompanying notes to interim unaudited consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended
	March 31,
	2009	2008
Revenues
Franchising
Franchise fees	$92	$267
Royalties	4,213	5,090
Courseware sales and other	659	783
Total franchising revenues	4,964	6,140

Company-owned training center revenues	2,902	3,269
Total revenues	7,866	9,409

Cost of revenues	3,447	3,727
Selling, general and administrative expenses	4,396	4,179
Operating income	23	1,503

Loss on disposal of property and equipment	(14)	—
Interest expense	(19)	(106)
Investment income	12	23

Income before provision for income taxes	2	1,420
Provision for income taxes	(148)	(59)
Net (loss) / income	(146)	1,361
Dividends payable on preferred stock	(171)	(171)
Net (loss) / income attributable to common shareholders - basic	$(317)	$1,190
Dividends payable addback	—	171
Net (loss) / income attributable to common shareholders - diluted	$(317)	$1,361

Net (loss) / income per share:
Basic	$(0.03)	$0.11
Diluted	$(0.03)	$0.06
Weighted average shares outstanding:
Basic	11,477	11,260
Diluted	11,477	23,150

See accompanying notes to interim unaudited consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) / income	$(146)	$1,361
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Depreciation and amortization	364	174
Amortization of debt issuance costs	4	—
Amortization of reacquired franchise rights	3	—
Stock-based compensation	74	64
Director fees paid by the issuance of common stock	180	—
Provision for losses on doubtful accounts	150	29
Cash (used in) provided by the change in:
Accounts receivable	(629)	(417)
Prepaid expenses and other assets	(35)	231
Refundable income taxes	(17)	(32)
Accounts payable	111	(1,030)
Deferred revenue	60	(46)
Other liabilities	(2,467)	(1,762)
Deferred rent	(51)	(71)
Net cash used in operating activities	(2,399)	(1,499)

Cash flows from investing activities:
Additions to property and equipment	(232)	(239)
Acquisition of business, net cash acquired	166	—
Proceeds from sale of property and equipment	14	—
Restricted cash	—	(1)
Net cash used in investing activities	(52)	(240)

Cash flows from financing activities:
Net increase in revolving credit facilities	2,461	—
Purchase of Series C Preferred Stock	(215)	—
Net cash provided by financing activities	2,246	—

Net decrease in cash and cash equivalents	(205)	(1,739)

Cash and cash equivalents at beginning of period	639	4,101
Cash and cash equivalents at end of period	$434	$2,362

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$17	$101
Income taxes	$224	$288

Noncash investing and financing activities:
Deemed dividends on preferred stock	$171	$171

Schedule of non-cash investing activities — business acquisitions (see Note 3)
Estimated fair value of assets acquired	$585	$—
Goodwill and other intangibles	1,047	—
Liabilities assumed	(1,798)	—
Net cash acquired	$166	$—

See accompanying notes to interim unaudited consolidated financial statements.

NEW HORIZONS WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and March 31, 2008

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

2.             Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements for the three months ended March 31, 2009 and March 31, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Amounts related to disclosure of December 31, 2008 balances within these interim consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto included in the 2008 Form 10-K, which was filed with the SEC on March 25, 2009.

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

3.             Acquisitions

On February 1, 2009, the Company acquired substantially all of the assets of Computer Education International, Inc. (“CEI”), the independently owned New Horizons Franchisee in Portland, Oregon.  The transaction was accounted for as a purchase transaction in accordance with SFAS 141(R), “Business Combinations.”  The purchase price includes cash payments of $21 to be paid in installments from July through December 2009, earn-out payments due in February 2011 and 2012 that are contingent on operating income of the business acquired and the assumption of certain liabilities.  The purchase price of $21 and an estimate for the potential earn-out payments have been recorded in Purchase Price Liabilities.  The assets of CEI have been recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill.  The Company recorded $972 of goodwill in relation to the purchase.  In addition, the Company recorded $75 for the reacquired franchise rights generated in relation to the purchase.  The reacquired franchise rights were recorded separately from goodwill and will be amortized, on a straight-line basis, over the remaining 3 ½ year life of the purchased franchise agreement. The CEI acquisition was funded by the Company’s revolving credit facility.   (See Note 8 “Debt” in the Company’s Notes to Consolidated Financial Statements for further information about the Company’s new revolving credit facility.)

The two (2) earn-out payments, payable annually each year on February 28, 2011 and February 28, 2012, will be equal to forty-five percent (45%) of the cumulative net operating income of CEI for the period from (i) January 1, 2010 through December 31, 2010 and (ii) forty percent (40%) of the cumulative net operating income of CEI for the period from January 1, 2011 through December 31, 2011, in each case as determined using GAAP consistently applied.

The purchase price has been allocated based on the estimated fair values of the assets acquired as follows:

Assets of
CEI

Trade receivables	$393
Prepaid and other current assets	77
Property and equipment	111
Goodwill	972
Reacquired franchise rights	75
Long-term deposits	4
Total assets acquired	1,632

Accounts payable	96
Accrued liabilities and other current liabilities	263
Secured notes	339
Long-term liabilities	65
Purchase price liabilities	167
Deferred revenue	868
Current liabilities assumed	1,798
Net cash acquired	$166

Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future. The pro forma consolidated results of operations, as if the acquisition of CEI had occurred on January 1, 2008, are as follows:

	Three months ended
	March 31,
	2009	2008
	(Unaudited, in thousands except per share amounts)
Revenue	$8,145	$10,060
Net (loss)/income	$(141)	$1,104
Net (loss)/income attributable to common stock - Basic	$(0.03)	$0.09
Net (loss)/income attributable to common stock - Diluted	$(0.03)	$0.05

On November 26, 2008, the Company acquired substantially all the assets of Technology Training & Services Corporation (“TTSC”) pursuant to a Business Combination Agreement (“the Acquisition”).  The Acquisition was consummated to provide additional Online IT training and consulting services.  The Company also purchased a perpetual license from Terillian, an affiliate of TTSC, for the semi-exclusive use of its proprietary software.  The transaction was accounted for as a purchase transaction in accordance with SFAS 141, “Business Combinations” and the Company’s consolidated financial statements include the results of operations since the date of the Acquisition.  As a result, the assets of TTSC were recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill.  The total purchase price was $1,581 of which, $681was paid in 2008 and $900 is payable in installments by April 15, 2009.  The amount payable is included in Other Current Liabilities at December 31, 2008.  The Acquisition was funded by the Company’s new revolving credit facility.  (See Note 8 “Debt” in the Company’s Notes to Consolidated Financial Statements for further information about the Company’s new revolving credit facility.)

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

The purchase price has been allocated based on the estimated fair values of the assets acquired as follows:

Assets of
TTSC
Property and equipment	$1,124
Goodwill	457
Total assets acquired	$1,581

4.             Goodwill and Other Intangibles

The following table reflects the components and the carrying amounts of intangible assets:

	March 31,	December 31,
	2009	2008

Goodwill	$12,837	$11,865

Reacquired franchise rights	75	—
Amortization of reacquired franchise rights	(3)	—
Total goodwill and other intangibles	$12,909	$11,865

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142.  Goodwill is the excess of cost over fair value of the net assets of the business acquired.  Intangible assets consist of reacquired franchise rights and are amortized over the remaining life of the original franchise agreement.

The Company ceased amortizing goodwill as of January 1, 2002.  Goodwill balances are tested for impairment annually as of December 31 of each year and on an interim basis, if events or circumstances exist which suggest that goodwill may be impaired.  Factors the Company considers important, the presence of  which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  Both the income approach and the market approach are utilized.

5.             Stock-Based Compensation

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

In calculating the compensation expense related to stock options, the weighted average fair value of each employee option grant was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Expected volatility	99.9%	92.1%
Expected life (years)	4.6	4.6
Risk-free interest rate	1.8%	2.8%
Expected dividends	None	None

The compensation expense related to the restricted common stock was calculated based on the market price of the Company’s common stock on the grant date of the restricted shares.

During the three months ended March 31, 2009, the Company recognized approximately $74 of share-based compensation expense, which was entirely for vested stock options. During the three months ended March 31, 2008, the Company recognized approximately $57 for vested stock options and $7 for unvested restricted common stock. Unrecognized compensation expense for stock options and restricted common stock granted was as follows:

	March 31,	March 31,
	2009	2008
Unrecognized compensation cost:
Stock options	$525	$686
Restricted stock	$—	$353
Weighted-average remaining periods for recognition (years):
Stock options	2.43	2.59
Restricted stock	—	1.32

During the three months ended March 31, 2009, no stock options were exercised.

The Company has a net operating loss carry-forward as of March 31, 2009, and no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008. Additionally, no incremental tax benefits were recognized from stock options exercised in 2008 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Stock Options

A summary of stock option activity as of March 31, 2009 and changes during the three months then ended is presented as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value
Options outstanding at December 31, 2008	1,520,834	$1.71	7.58	$23
Granted	317,500	$0.60
Exercised	—	$—
Forfeited and expired	(14,666)	$(10.20)
Options outstanding at March 31, 2009	1,823,668	$1.44	7.84	$54

Exercisable at March 31, 2009	869,173	$1.83	6.83	$6

Restricted Stock Awards

As of March 31, 2009, the Company did not have any outstanding restricted stock awards.

As of the quarter ended March 31, 2008, the Company recognized $7 of compensation expense for the remaining 175,000 restricted shares outstanding.  The Company achieved certain performance targets in fiscal 2008 and the 175,000 shares of restricted stock vested on December 31, 2008.  The Company recognized $140 of compensation expense for these vested restricted stock shares for the fiscal year 2008.

6.             Business Segment Information

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company’s business units have been segregated into two reportable segments, Company-owned locations and franchising.  The franchising segment includes certain corporate overhead costs.  The two segments are managed separately due to differences in their sources of revenues and services offered.  At March 31, 2009, the Company-owned locations segment operates wholly-owned computer training centers in three metropolitan areas (two metropolitan areas at March 31, 2008) within the continental United States and generates revenue through the sale and delivery of training for PC applications and technical software training courses and business skills courses.  The franchising segment earns revenue through the sale of New Horizons master and unit franchises within the continental United States and internationally, on-going royalties received in return for providing franchises with systems of instruction, sales and management concepts concerning computer training and the sale of courseware materials and e-learning products.  As of January 1, 2009, the Company began charging the Company-owned locations a 6% royalty fee that the Company would charge to a franchise.  This royalty fee is shown as an expense for the Company-owned locations in S,G,&A, with an offset in S,G,&A for the franchising segment to eliminate this intercompany transaction.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

For the three months ended March 31, 2009:

	Franchising	Company-owned
	and Corporate	training centers	Consolidated
Total revenues - domestic	$3,555	$2,902	$6,457
Total revenues - international	1,409	—	1,409
Depreciation and amortization	286	81	367
Amortization of debt issuance costs	(4)	—	(4)
Interest expense	(11)	(4)	(15)
Investment income	4	8	12
Income / (loss) before income taxes	113	(111)	2
Income tax provision	(148)	—	(148)
Net (loss) / income	$(35)	$(111)	$(146)
Goodwill and other intangibles	$11,865	$1,044	$12,909
Total assets	$24,348	$4,187	$28,535

For the three months ended March 31, 2008:

	Franchising	Company-owned
	and Corporate	training centers	Consolidated
Total revenues - domestic	$4,303	$3,269	$7,572
Total revenues - international	1,837	—	1,837
Depreciation and amortization	140	34	174
Interest expense	(101)	(5)	(106)
Investment income	23	—	23
Income before income taxes	998	422	1,420
Income tax provision	(41)	(18)	(59)
Net income	$957	$404	$1,361
Goodwill	$11,408	$—	$11,408
Total assets	$20,823	$2,968	$23,791

7.             (Loss) / Income Per Share

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

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares had been issued. The Company’s potentially dilutive common shares consist of shares issuable upon the conversion of the Company’s convertible preferred stock and the exercise of unexercised stock options and warrants.

The following data show the amounts used in computing the (loss)/income per share and the effect on income and the weighted average number of shares of common stock for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009			2008
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Net (loss) / income	$(146)			$1,361
Less: Series B preferred dividends	(131)			(131)
Less: Series C preferred dividends	(40)			(40)

Basic (loss) / income available to common shareholders	$(317)	11,477	$(0.03)	$1,190	11,260	$0.11

Add: Preferred dividends	—			171
Add: Dilutive impact of preferred stock	—	—		—	9,587
Add: Impact of expired and exercised options	—	—		—	—
Add: Dilutive impact of options and warrants	—	—		—	2,303

Diluted (loss) / income available to common shareholders	$(317)	11,477	$(0.03)	$1,361	23,150	$0.06

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an anti-dilutive effect on earnings per share. Adding the effect of the Company’s potentially dilutive common shares would be anti-dilutive. Convertible preferred stock, stock options, and warrants that have not been included in the diluted (loss) income per share computation totaled 12,312,217 shares of common stock for the three months ended March 31, 2009, and 1,635,166 shares of common stock for the three months ended March 31, 2008.

8.             Debt

On October 1, 2008, the Company entered into a revolving credit facility (the “Revolver”) with PNC Bank (“PNC”) which replaced the Company’s previous secured credit facility.  The Revolver consists of a secured revolving credit facility available to the Company in an aggregate principal amount of $6,000.  The purpose of the Revolver is to, among other things, (i) terminate the previous $4,000 credit facility and (ii) support the daily operations of the Company.

The Revolver has a current interest rate of the London Interbank Offering Rate (“LIBOR”) plus 2.25% or the alternate base rate (the PNC prime rate).   The Revolver will mature and the commitments will terminate on September 30, 2011.  The Company will remit monthly payments to PNC for interest only, and excess cash, as defined in the Revolver Agreement, will be used to reduce outstanding balances, if any, on the Revolver.  The Company can borrow, repay, and re-borrow under the terms of the Revolver, subject to availability and compliance with covenants.   Any outstanding principal will be due upon maturity. The obligations under the Revolver are guaranteed by the Company and certain direct and indirect domestic subsidiaries of the Company.  The obligations of the Company under the Revolver are secured by substantially all the assets of the Company.

The Company incurred issuance costs, related to the Company entering into the Revolver, of $43. At March 31, 2009, the Company had an unamortized issuance cost balance of $36 which is shown on the consolidated balance sheet in Debt Issuance Costs.  These costs are being amortized on a straight-line basis, over the term of the Revolver.  As of March 31, 2009, the Company had an outstanding balance of $3,215 under the Revolver.

The Revolver contains customary covenants, representations and warranties, and events of default.  As of March 31, 2009, the Company was in compliance with all of the covenants.

9.             Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2009	2008
Accounts payable to franchisees	$1,545	$1,378
Salaries, wages and commissions payable	1,433	3,203
Undelivered future training liability	433	297
Accrued operating expenses and other liabilities	2,537	2,962
Total	$5,948	$7,840

10.          Provision for Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

For the three months ended March 31, 2009, the Company recorded a provision for income taxes of $148.  The current income tax provision consists primarily of foreign income taxes in the amount of $146 resulting from taxes withheld at statutory rates in foreign countries where the Company derives royalty income and $2 of domestic federal and state income taxes on pre-tax income of $2.  The income tax expense for the three months ended March 31, 2008 included $26, due to a $106 refund, of foreign taxes withheld at statutory rates in foreign countries where the Company derives royalty income.  The Company’s practice is to expense these foreign taxes to the extent such taxes are paid through withholding.

11.          Shareholders’ Equity

On March 25, 2009, the Company completed a Stock Purchase Agreement with Utopia Growth Fund, Utopia Core Fund, Utopia Core Conservative Fund and Utopia Yield Income Fund (collectively “Utopia”) to purchase (i) 28,674 shares of Series C Convertible Preferred Stock, without par value and (ii) warrants to purchase up to 177,778 shares of common stock of the Company at an exercise price of $0.75 per share.  The Company paid $215 in cash to complete the Stock Purchase Agreement with Utopia and subsequently retired the 28,674 shares of Series C Convertible Preferred Stock and the 177,778 of warrants.

Dividends

The Company has not declared or paid any cash dividends on its common stock or on its Series B Shares and Series C Shares. At March 31, 2009, cumulative, undeclared and unaccrued dividends on the Series B Shares and Series C Shares totaled $1,418 and $233, respectively.  At March 31, 2008, cumulative, undeclared and unaccrued dividends on the Series B Shares and Series C Shares totaled $894 and $120, respectively.  The dividends totaled $171 for both the quarters ended March 31, 2009 and 2008, respectively.

12.          Gain on Sale of Company-owned training centers

During 2007, the Company sold and re-franchised four of its Company-owned training centers in Chicago, Cleveland, Anaheim and New York pursuant to asset sale agreements under which the buyers assumed net liabilities of $2,541. In addition, the buyers paid $300 of franchise fees and prepaid $850 of royalties to be earned over the term of the franchise agreements. The Company determined that the sale of these centers did not meet all necessary criteria to be classified as discontinued operations within the Company’s consolidated financial statements at any time during the twelve months ended December 31, 2007. In addition, due to significant continuing involvement between the Company and these re-franchised centers, the Company deferred $1,269 of the gross gain on the sale of these centers. The deferred gain at the date of sale consisted of a discount to the buyer on royalty revenue over a defined term in each respective agreement and is included in deferred revenue on the balance sheet. This deferred royalty is being recognized over the defined term in each respective agreement.  The Company recognized $42 and $140 of royalty revenues related to the deferred royalty for the quarters ended March 31, 2009 and 2008, respectively.

13.          Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with the financial information (and notes thereto) contained in this Form 10-Q for the three months ended March 31, 2009 and the Company’s 2008 Form 10-K, which was filed with the SEC on March 25, 2009.

(Dollars in thousands)

General

New Horizons Worldwide, Inc. and its various wholly-owned subsidiaries (collectively, the “Company” or “New Horizons”) own and franchise computer training centers.

The Company has two reporting segments: Franchising operations and Company-owned training centers.  The franchising operations reporting unit earns revenue through the sale of New Horizons master and unit franchises within the Continental United States and internationally, on-going royalties in return for providing franchises with systems of instruction, sales, and management concepts concerning computer training, and the sale of courseware materials and e-learning products. As of March 31, 2009, the Company-owned training centers reporting unit operated three wholly-owned computer training centers (two at March 31, 2008) within the continental United States and generated revenue through the sale and delivery of training for personal computing (“PC”) applications, technical software, business skills and healthcare information management.  Both reporting units operate principally within the information technology (“IT”) training industry.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of critical accounting policies which include revenue recognition, deferred costs, allowance for losses on accounts receivable, deferred tax assets and accounting for goodwill.  During the three months ended March 31, 2009, there were no material changes to these policies.

Liquidity And Capital Resources

The Company’s cash and cash equivalents was $434 as of March 31, 2009 compared to $639 as of December 31, 2008.  The $205 decrease is due to cash consumed by normal operating activities.

Cash used in operations was $2,399 for the quarter ended March 31, 2009, $900 more than the amount used in the comparable period for 2008.  The increase compared to the prior year is due primarily to a $1,507 lower net income, payments totaling $300 pursuant to the TTSC purchase agreement (see Note 3 “Acquisitions” in the Company’s Notes to Consolidated Financial Statements) and an increase in bonus payments made in 2009 for 2008 of $253 over the amount of bonus payments made in 2008 for 2007, offset by a $111 increase in accounts payable compared to a $1,030 decrease in accounts payable in the prior year.

Cash used in investing activities was $52 for the quarter ended March 31, 2009, $188 lower than the amount used in investing activities in the comparable period for 2008.  The decrease is primarily due to the cash acquired of $166 from the CEI acquisition.  (See Note 3 “Acquisitions” in the Company’s Notes to Consolidated Financial Statements.)

Net cash provided by financing activities was $2,246 for the quarter ended March 31, 2009, $2,246 greater than the amount in the comparable period, principally due an increase in the borrowings under the revolving credit facility of $2,461, offset by a $215 decrease for the purchase of 28,674 shares of Series C Convertible Preferred Stock from Utopia.  (See Note 11 “Shareholder Equity” in the Company’s Notes to Consolidated Financial Statements.)

As stated above, during the quarter ended March 31, 2009, the Company borrowed $2,461 under the revolving credit facility.  The Company borrowed these funds principally for the payments related to acquisitions, preferred stock repurchase and working capital requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist primarily of operating leases.

On March 25, 2009, the Company completed a Stock Purchase Agreement with Utopia Growth Fund, Utopia Core Fund, Utopia Core Conservative Fund and Utopia Yield Income Fund (collectively “Utopia”) to purchase (i) 28,674 shares of Series C Convertible Preferred Stock, without par value and (ii) warrants to purchase up to 177,778 shares of common stock of the Company at an exercise price of $0.75 per share.  The Company paid $215 in cash to complete the Stock Purchase Agreement with Utopia and subsequently retired the 28,674 Series C Convertible Preferred Stock and the 177,778 of warrants.  (See Note 11 “Shareholder Equity” in the Company’s Notes to Consolidated Financial Statements.)

On February 1, 2009, the Company acquired substantially all of the assets of Computer Education International, Inc. (“CEI”), the independently owned New Horizons Franchisee in Portland, Oregon.  The transaction will be accounted for as a purchase transaction in accordance with SFAS 141(R), “Business Combinations” and the Company’s consolidated financial statements include the results of operations of the CEI acquisition since the date of the acquisition.  The purchase price includes cash payments of $21 to be paid in installments from July through December 2009, earn-out payments due in February 2011 and 2012 that are contingent on operating income of the business acquired and the assumption of certain liabilities.  The assets of CEI will be recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill.  The CEI acquisition was funded by the Company’s new revolving credit facility.   (See Note 3 “Acquisitions” in the Company’s Notes to Consolidated Financial Statements.)

On November 26, 2008, the Company acquired substantially all the assets of TTSC.  The acquisition was consummated to provide Online IT training and consulting services.  The Company also purchased a perpetual license from Terillian, an affiliate of TTSC, for the semi-exclusive use of its proprietary software.  The transaction was accounted for as a purchase transaction in accordance with SFAS 141, “Business Combinations,” and the Company’s consolidated financial statements include the results of operations since the date of the acquisition.  As a result, the assets of TTSC were recorded at their fair value, with the excess purchase price over the fair value of the assets acquired allocated to goodwill.  The total purchase price was $1,581 of which, $681was paid in 2008 and $900 is payable in installments by April 15, 2009.  (See Note 3 “Acquisitions” in the Company’s Notes to Consolidated Financial Statements.)

On October 1, 2008, the Company entered into a $6,000 revolving credit facility with PNC Bank which replaced the Company’s previous $4,000 secured credit facility.  The revolving credit facility contains customary covenants, representations and warranties and events of default.  (See Note 8 “Debt” in the Company’s Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 vs. March 31, 2008.

The following table sets forth certain consolidated income statement data in thousands of dollars and as a percentage of net revenue:

		% of		% of
	2009	Revenues	2008	Revenues
Revenues
Franchising
Franchise fees	$92	1.2%	$267	2.8%
Royalties	4,213	53.6%	5,090	54.1%
Courseware sales and other	659	8.4%	783	8.3%
Total franchising revenues	4,964	63.2%	6,140	65.3%

Company-owned training center revenues	2,902	36.8%	3,269	34.7%
Total revenues	7,866	100.0%	9,409	100.0%

Cost of revenues	3,447	43.8%	3,727	39.6%
Selling, general and administrative expenses	4,396	55.9%	4,179	44.4%
Operating income	23	0.3%	1,503	16.0%

Loss on disposal of property and equipment	(14)	-0.2%	—	0.0%
Interest expense	(19)	-0.2%	(106)	-1.1%
Investment income	12	0.1%	23	0.2%

Income before provision income taxes	2	0.0%	1,420	15.1%
Provision for income taxes	(148)	-1.9%	(59)	-0.6%
Net (loss) / income	$(146)	-1.9%	$1,361	14.5%

Revenues

Revenues totaled $7,866 for the three months ended March 31, 2009, a decrease of $1,543, or 16.4%, from $9,409 for the same period in 2008.  The decrease in revenue is the result of a decrease in Company-owned training center revenue of $367 and franchising revenues of $1,176.  The decline in revenues was primarily due to the recessionary economic environment and the effects of foreign currency exchange rate fluctuations, partially offset by $418 of revenue in 2009 from the Company’s new Company-owned training center in Portland, Oregon, which was acquired on February 1, 2009.

Franchising Operations

Franchising revenues totaled $4,964 for the three months ended March 31, 2009, a decrease of $1,176, or 19.2%, from $6,140 for the same period in 2008.  The decrease in franchising revenues resulted primarily from decreases in royalties reflecting the weakened economies in markets served by New Horizons franchisees worldwide, and a negative impact due to the strengthened US dollar in 2009 versus the same period in 2008.

Franchise fees totaled $92 for the three months ended March 31, 2009, a decrease of $175, or 65.5%, from $267 for the same period in 2008.  The decrease in franchise fees is due to fewer agreements for new franchisees being sold due to the global economic recession.

Franchise royalties totaled $4,213 for the three months ended March 31, 2009, a decrease of $877, or 17.2%, from $5,090 for the same period in 2008.  The decrease in franchise royalties is due to lower franchise revenues generated throughout the Company’s global network due to the global economic recession in 2009.

Courseware sales and other revenues totaled $659 for the three months ended March 31, 2009, a decrease of $124, or 15.8%, from $783 for the same period in 2008.  Courseware sales and other revenues is comprised primarily of revenues from licensed software training courseware, e-Learning products, enterprise learning fees and other revenues and fees.  The decrease is primarily due to a decline in revenues from the Company’s eLearning offerings.

Company-owned training centers

Company-owned training centers earned revenue of $2,902 for the three months ended March 31, 2009, a decrease of $367, or 11.2%, from $3,269 for the same period in 2008.  Revenues in 2009 include $418 from the Company’s new Company-owned training center in Portland, OR, which the Company acquired as of February 1, 2009.  Revenues from the Company’s two training centers that were open in both 2008 and 2009 declined $744 or 23.0%, due to the economic recession.  Consumer sales accounted for approximately 30.9% and 26.0%, and corporate sales accounted for approximately 69.1% and 74.0%, respectively, of Company-owned training center sales for the three months ended March 31, 2009 and 2008, respectively.

System-wide Revenues

System-wide revenues, totaled $78,293 for the three months ended March 31, 2009, a decrease of $21,684, or 21.7%, from $99,977 in 2008.  The decrease in revenue was experienced across the network and reflects the weakened economies in markets served by New Horizons franchisees worldwide, and a negative impact due to the strengthened US dollar in 2009 versus the same period in 2008. System-wide revenues are defined as the revenues from Company-owned training centers and revenues reported to the Company by its domestic and international franchises, and is provided as a statistical indicator of growth of the New Horizons network.  The Company believes that the franchise network has a significant and direct impact on the amount of franchise royalty revenue generated for the Company.

Cost of Revenues

Cost of revenues totaled $3,447, or 43.8% of revenue, for the three months ended March 31, 2009, a decrease of $280, or 7.5% from $3,727, or 39.6% of revenue, for the same period in 2008.  The decrease in costs of sales is primarily due to lower training expenses at Company-owned training centers and enhanced cost cutting initiatives in response to the revenue decline which was partially offset by the $250 of costs from the Portland Company-owned training center acquired in February 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $4,396, or 55.9% of revenue, for the three months ended March 31, 2009, an increase of $217, or 5.2%, from $4,179, or 44.4% of revenue, for the same period in 2008.  The increase is primarily due to the additional selling, general, and administrative costs of $199 generated from the Portland Company-owned training center that was acquired on February 1, 2009, the acquisition of the Online IT training business from TTSC on November 26, 2008, and directions fees paid by the issuance of common stock..

Interest Expense

Interest expense totaled $19 for the three months ended March 31, 2009, a decrease of $87, or 82.1%, from $106, or 1.1% of revenue, in the comparable period in 2008.  The decrease is primarily due to a relatively low average outstanding balance on the revolving credit facility for in 2009.

Investment Income

Investment income totaled $12 for the three months ended March 31, 2009, a decrease of $11, or 47.8%, from $23, or 0.2% of revenue,  in the comparable period in 2008 due to the Company’s new revolving credit facility that utilizes available cash to reduce outstanding borrowings.

Provision for Income Taxes

Provision for income tax expense totaled $148 for the three months ended March 31, 2009, an increase of $89 or 150.9% from $59 for the same period in 2008.   During the first quarter of 2008, the Company received a refund of $106 of foreign source withholding taxes.  The majority of income tax expense represents foreign source withholding taxes on royalties remitted to the Company by its international franchisees.

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

NEW HORIZONS WORLDWIDE, INC.

Date: May 14, 2009	By:	/s/ Mark A. Miller
Mark A. Miller
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Charles J. Mallon
Charles J. Mallon
Executive Vice President and Chief Financial Officer